Form 10QSB
period 1999-06-30
CORNERSTONE BANCORP/SC
filed 1999-09-07
CIK 1087455

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

[   ]     TRANSITION  REPORT UNDER  SECTION 13 OR 15 (d) OF THE EXCHANGE ACT FOR
          THE TRANSITION PERIOD FROM _______________ TO _________________.

                         Commission File Number ____________


                               CORNERSTONE BANCORP
        (Exact name of small business issuer as specified in the charter)

        South Carolina                                 57-1077978
  (State or other jurisdiction of        (I.R.S. Employer Identification Number)
   incorporation or organization)


               1670 East Main Street, Easley, South Carolina 29640
                    (Address of principal executive offices)


                                 (864) 306-1444
              (Registrant's telephone number, including Area Code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [ X ] No

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock - No Par Value
No Shares Outstanding on September 1, 1999

Transitional Small Business Issuer Disclosure Format: [   ]  Yes  [ X ]  No

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements


                               CORNERSTONE BANCORP
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                  BALANCE SHEET
                                  JUNE 30, 1999


                                                      ASSETS

Cash and cash equivalents ..................................................................................               $ 18,531
Nonrefundable real estate purchase option ..................................................................                 15,000
Nonrefundable lease deposits ...............................................................................                 14,446
Equipment ..................................................................................................                 10,538
Deferred stock offering costs ..............................................................................                  5,000
Organization costs .........................................................................................                 33,600
Other assets ...............................................................................................                  5,670
                                                                                                                           --------

       Total assets ........................................................................................               $102,785
                                                                                                                           ========

                                        LIABILITIES AND ORGANIZERS' DEFICIT

LIABILITIES
   Line of credit ..........................................................................................               $155,000
   Interest payable ........................................................................................                    800
   Accrued professional expenses ...........................................................................                 32,800
                                                                                                                           --------
                                                                                                                            188,600
COMMITMENTS AND CONTINGENCIES - Notes 2 and 3

ORGANIZERS' DEFICIT
   Preferred stock, 10,000,000 shares authorized, no shares issued .........................................                      -
   Common stock, no par value, 20,000,000 shares
     authorized; no shares issued ..........................................................................                      -
   Retained deficit accumulated during the development stage ...............................................                (85,815)
                                                                                                                           --------
       Total liabilities and organizers' deficit ...........................................................               $102,785
                                                                                                                           ========




















    The accompanying notes are an integral part of this financial statement.

                               CORNERSTONE BANCORP
                        (A DEVELOPMENT STAGE ENTERPRISE)
                  STATEMENT OF OPERATIONS AND RETAINED DEFICIT
            For the period from January 11, 1999 (date of inception)
                                to June 30, 1999


EXPENSES
   Salaries ...................................................        $ 44,319
   Filing fees ................................................          17,224
   Rent .......................................................           4,000
   Telephone and supplies .....................................           7,748
   Advertising ................................................           5,215
   Interest ...................................................           2,660
   Consulting .................................................           4,350
   Other ......................................................             299
                                                                       --------
       Loss before provision for income taxes .................         (85,815)

PROVISION FOR INCOME TAXES ....................................               -
       Net loss ...............................................         (85,815)

RETAINED DEFICIT AT JANUARY 11, 1999 (inception) ..............               -
                                                                       --------

RETAINED DEFICIT AT JUNE 30, 1999  ............................        $(85,815)
                                                                       ========




























    The accompanying notes are an integral part of this financial statement.

                               CORNERSTONE BANCORP
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF CASH FLOWS
             For the period from January 11,1999 (date of inception)
                                to June 30, 1999


NET CASH USED FOR PRE-OPERATING ACTIVITIES
   Net loss ...................................................        $(85,815)
   Deferred stock offering costs ..............................          (5,000)
   Interest payable ...........................................             800
   Accrued liabilities ........................................          32,800
   Organization costs .........................................         (33,600)
   Other assets ...............................................          (5,670)
                                                                       --------
         Net cash used for pre-operating activities ...........         (95,685)

INVESTING ACTIVITIES
   Purchase of real estate option .............................         (15,000)
   Deposit on lease agreement .................................         (14,446)
   Purchase of equipment ......................................         (10,538)
                                                                       --------
          Net cash used for investing activities ..............         (39,984)

FINANCING ACTIVITIES
   Proceeds from borrowings on line of credit .................         155,000
                                                                       --------
         Net cash from financing activities ...................         155,000
         Net increase in cash .................................          20,114

CASH AND CASH EQUIVALENTS, JANUARY 11, 1999
   (date of inception) ........................................               -

CASH AND CASH EQUIVALENTS, END OF PERIOD ......................        $ 18,531
                                                                       ========

























    The accompanying notes are an integral part of this financial statement.

                               CORNERSTONE BANCORP
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

           The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B of the Securities and Exchange Commission. Accordingly they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

          Statements included in the Plan of Operation which are not historical in nature are intended to be, and are hereby identified as "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. The Company cautions readers that forward looking statements, including without limitation, those relating to the Company's response to the Year 2000 problem, future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission.


    PLAN OF OPERATION OF CORNERSTONE BANCORP AND ORGANIZATION OF CORNERSTONE
                                  NATIONAL BANK

Organization and Plan of Operation of Cornerstone Bancorp

          Cornerstone Bancorp was incorporated under the laws of South Carolina in January, 1999. Cornerstone Bancorp was organized for the purpose of becoming the holding company for Cornerstone National Bank. Cornerstone Bancorp had received subscriptions for 800,000 shares of its Common Stock as of August 20, 1999. The subscriptions are being held in escrow pending final regulatory approval to open Cornerstone National Bank. Final regulatory approval is expected about September 15, 1999.

          For the foreseeable future, Cornerstone Bancorp expects that its primary business activity will be ownership and operation of Cornerstone National Bank. At some point in the future, if the directors of Cornerstone Bancorp determine that it is appropriate to do so and any necessary regulatory approvals can be obtained, Cornerstone Bancorp may engage in other activities permitted for bank holding companies and may organize or acquire additional banks, though there can be no assurances that it will do so.

Organization of Cornerstone National Bank

          On February 1, 1999, the Organizers of Cornerstone National Bank, who are also the initial directors of Cornerstone Bancorp, filed an application to obtain a national bank charter with the Comptroller of the Currency. The Comptroller of the Currency has granted preliminary approval to the application. Cornerstone National Bank will not be permitted to receive deposits, make loans, or otherwise engage in banking activities unless and until it receives a certificate from Comptroller of the Currency to the effect that it has complied with all provisions of law required to entitle it to commence banking operations, including securing insurance of its deposits from the FDIC. Prior to receiving such a certificate, Cornerstone National Bank must establish capital in the amount of $6,000,000, and must satisfy any administrative conditions imposed by the Comptroller of the Currency. The Comptroller of the Currency has the authority to alter, suspend, or rescind the approval of Cornerstone National Bank's application at any time if the Comptroller of the Currency deems any development warrants such action.

          The Organizers have submitted an application to the FDIC for the insurance of Cornerstone National Bank's deposit accounts. In evaluating applications for insurance, the FDIC considers several factors, including the adequacy of the applicant's capital structure, the general character of its management, its future earnings prospects, the risk to federal insurance funds, and the convenience and needs of the community to be served by the proposed bank. In addition, prior to approving an application, the FDIC must be satisfied that, among other things, the projected ratio of equity capital plus reserves to assets is at least 8% at the end of the third year of Cornerstone National Bank's operations and profitable operations are projected for the third year of operations.

          Although the Organizers are taking the actions they believe are necessary to obtain a certificate to operate a banking business from the Comptroller of the Currency and deposit insurance from the FDIC, there can be no assurance that the Comptroller of the Currency will grant a certificate to commence business or that Cornerstone National Bank will obtain FDIC insurance.

Management Philosophy and Policy

          Cornerstone National Bank will be the first start-up bank in the Easley area in over 13 years. The Organizers believe that, with the increased demand for banking services arising from steady growth in population, personal income, and employment, the banking market will continue to grow in the Easley area. It is their opinion that there is a need for an additional locally owned and managed bank to serve the needs of the community, including individuals and small and medium-sized business enterprises. The Organizers intend for Cornerstone National Bank to concentrate on this hometown market with a professional staff that is sensitive to local needs.

          The Organizers of Cornerstone National Bank are dedicated to providing personalized banking to the citizens of the Easley area. Based on their knowledge of the area as long-time residents and business people, the Organizers believe that a bank owned and managed by people living and working in the local area can best serve the community for the following reasons:

          Decisions regarding credit and services of a bank can best be made at a local level.

          Funds made available from local deposits should be re-invested in the depositors' community.

          Stability and continuity of management within a banking institution without frequent changes are important to its customers.

          The wave of bank mergers and consolidations has resulted in most banks in the Easley market area being controlled by large out-of-state institutions. A primary objective of the Organizers of Cornerstone National Bank is to provide citizens of Easley with more opportunity to have their banking needs met locally. The Organizers are involved extensively in business in the Easley service area and intend to make meeting the credit needs of this area a first priority. The Organizers believe that a large number of bank customers prefer a local bank, and that this preference should result in the successful and profitable operation of Cornerstone National Bank, though no assurances can be given that this will be the case.

          Cornerstone National Bank intends to offer a wide range of banking services including checking and savings accounts; commercial, installment, and personal loans; and other associated services. While trust services will not be offered immediately, the Organizers would expect Cornerstone National Bank to consider offering such services when a need for offering these services is indicated and when the appropriate staff can be developed and regulatory approvals obtained. The goals of the new Bank will be to provide banking services to satisfy the needs of its customers, while investing its funds in accordance with sound banking practices and earning the maximum profit for shareholders.

          Cornerstone National Bank intends to provide personalized banking services, with emphasis on knowledge of the individual financial needs and objectives of its customers and an appropriate array of services to meet those needs and objectives, coupled with timely response. Cornerstone National Bank will seek to promote continuous long-term relationships between officers and customers by minimizing transfers of account officers to different customers, departments or locations. Cornerstone National Bank will also seek to limit the number of accounts served by each of its officers to a level that will permit personal attention to each customer and full development of each customer's business relationship with Cornerstone National Bank. Because the management of Cornerstone National Bank will be located in Easley, all credit and related decisions will be made locally, which is expected to facilitate prompt response.

          The Organizers anticipate that Cornerstone National Bank's initial capitalization will enable it to commence operations as a significant competitor. With an initial capitalization of approximately $6,000,000, Cornerstone National Bank will have a legal lending limit of approximately $900,000 for loans to a single customer. The Organizers anticipate that Cornerstone National Bank will establish correspondent relationships with The Bankers Bank, and other banks to participate loans when loan amounts exceed Cornerstone National Bank's legal lending limits or internal lending policies. The Organizers believe that Cornerstone National Bank's initial capitalization should support substantial growth in deposits and loans, and will be sufficient to meet the capital requirements of Cornerstone National Bank for at least its first three years of operations.

Competition

          South Carolina law permits statewide branching by banks and savings and loan associations. Consequently, many financial institutions have branches located in several communities. Currently, 8 commercial banks and 2 savings institutions operate branches in Pickens County. Approximately $831 million in deposits are maintained in these branches. Six of the institutions have branches in Easley with an aggregate of $347,060,000 in deposits at June 30, 1998.

          The principal areas and methods of competition in the banking industry are the services offered, pricing of those services, the convenience and availability of the services, and the degree of expertise and personal manner with which those services are offered. The Organizers believe that Cornerstone National Bank will be able to compete effectively in those areas, but no assurance can be given that it will be able to do so.

          Cornerstone National Bank will encounter strong competition from most of the financial institutions in its extended market area. In the conduct of certain areas of its business, Cornerstone National Bank will also compete with credit unions, insurance companies, money market mutual funds and other financial institutions, some of which are not subject to the same degree of regulation and restrictions as Cornerstone National Bank will be. Most of these competitors have substantially greater resources and lending abilities than Cornerstone National Bank will have and offer certain services, such as international banking, investment banking, and trust services, that Cornerstone National Bank will not provide initially.

                 PROPOSED SERVICES OF CORNERSTONE NATIONAL BANK

Deposits

          Cornerstone National Bank intends to offer the full range of deposit services typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, and savings and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates will be tailored to the principal market area at rates competitive with those offered in the area. In addition, retirement accounts such as IRA's (Individual Retirement Accounts) will be made available. All deposit accounts will be insured by the FDIC up to the maximum amount permitted by law. Cornerstone National Bank intends to solicit these accounts from individuals, businesses, associations and organizations, and government authorities. Although Cornerstone National Bank intends to be competitive in its efforts to attract deposit accounts, it does not plan to aggressively seek jumbo certificates of deposit (certificates in amounts greater than $100,000) and does not intend to accept brokered deposit accounts.

Lending Activities

          Cornerstone National Bank intends to emphasize a range of lending services, including real estate, commercial and consumer loans. Consumer loans will include both installment and term loans, and will include loans for automobiles, household goods, education, boats and general personal expenses.

          To address the risks inherent in making loans, management will maintain an allowance for loan losses based on, among other things, an evaluation of Cornerstone National Bank's loan loss experience, management's experience at other financial institutions in the market area, the amount of past due and nonperforming loans, current and anticipated economic changes and the values of certain loan collateral. Based upon such factors, management will make various assumptions and judgments about the ultimate collectibility of the loan portfolio and provide an allowance for potential loan losses based upon a percentage of the outstanding balances and specific loans. However, because there are certain risks that cannot be precisely quantified, management's judgment of the allowance is necessarily approximate and imprecise. The adequacy and methodology of the allowance for loan losses will be subject to regulatory examination and compared to a peer group of financial institutions identified by the regulatory agencies.

Real Estate Loans

          The  Organizers   expect  that  one  of  the  primary   components  of
Cornerstone National Bank's loan portfolio will be loans secured by first or second mortgages on residential and commercial real estate. These loans will generally consist of commercial real estate loans, construction and development loans and residential real estate loans (including home equity and second mortgage loans). Interest rates may be fixed or adjustable and Cornerstone National Bank will generally charge an origination fee. Cornerstone National Bank will seek to manage credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 80%. The Organizers presently anticipate that the loan-to-value ratio for first and second mortgage loans and for construction loans generally will not exceed 80%. In addition, Cornerstone National Bank may require personal guarantees of the principal owners of the property. Cornerstone National Bank may also originate mortgage loans for sale into the secondary market, earning a fee, but avoiding the interest rate risk of holding long-term, fixed-rate loans.

          The principal economic risk associated with all loans, including real estate loans, is the creditworthiness of Cornerstone National Bank's borrowers. The ability of a borrower to repay a real estate loan will depend upon a number of economic factors, including employment levels and fluctuations in the value of real estate. In the case of a real estate construction loan, there is generally no income from the underlying property during the construction period, and the developer's personal obligations under the loan are typically limited. Each of these factors increases the risk of nonpayment by the borrower. In the case of a real estate purchase loan, the borrower may be unable to repay the loan at the end of the loan term and may thus be forced to refinance the loan at a higher interest rate, or, in certain cases, the borrower may default as a result of its inability to refinance the loan. In either case, the risk of nonpayment by the borrower is increased.

          Cornerstone National Bank will also face additional credit risks to the extent that it engages in making adjustable rate mortgage loans ("ARMs"). In the case of an ARM, as interest rates increase, the borrower's required payments increase, thus increasing the potential for default. The marketability of all real estate loans, including ARMs, is also generally affected by the prevailing level of interest rates.

Commercial Loans

          Cornerstone National Bank will make loans for commercial purposes in various lines of business. The commercial loans will include both secured and unsecured loans for working capital (including inventory and receivables), loans for business expansion (including acquisition of real estate and improvements), Small Business Administration ("SBA") loans for new businesses (as well as other governmentally guaranteed business loans), and loans for purchases of equipment and machinery. The Organizers anticipate that equipment loans will typically be made for a term of five years or less at either fixed or variable rates, with the loan fully amortized over the term and secured by the financed equipment. Working capital loans will typically have terms not exceeding one year and will usually be secured by accounts receivable, inventory or personal guarantees of the principals of the business. Commercial loans will vary greatly depending upon the circumstances and loan terms will be structured on a case-by-case basis to better serve customer needs.

          The risks associated with commercial loans vary with many economic factors, including the economy in the Easley/Pickens County area. The well-established banks in the Easley/Pickens County area will make proportionately more loans to medium- to large-sized businesses than Cornerstone National Bank. Many of Cornerstone National Bank's anticipated commercial loans will likely be made to small- to medium-sized businesses, which are typically smaller, have shorter operating histories, and less sophisticated record keeping systems than larger entities. As a result, these smaller entities may be less able to withstand adverse competitive, economic and financial conditions than larger borrowers. In addition, because payments on loans secured by commercial property generally depend to a large degree on the results of operations and management of the properties, repayment of such loans may be subject, to a greater extent than other loans, to adverse conditions in the real estate market or the economy.

Consumer Loans

          Cornerstone National Bank will make a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans, home equity loans and lines of credit and unsecured revolving lines of credit such as credit cards. The secured installment and term loans to consumers will generally consist of loans to purchase automobiles, boats, recreational vehicles, mobile homes and household furnishings, with the collateral for each loan being the purchased property. The underwriting criteria for home equity loans and lines of credit will generally be the same as applied by Cornerstone National Bank when making a first mortgage loan, as described above, and home equity lines of credit will typically expire 15 years or less after origination, unless renewed or extended.

          Consumer loans generally involve more credit risks than other loans because of the type and nature of the underlying collateral or because of the absence of any collateral. Consumer loan repayments are dependent on the borrower's continuing financial stability and are likely to be adversely affected by job loss, divorce and illness. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the case of default. In most cases, any repossessed collateral will not provide an adequate source of repayment of the outstanding loan balance. Although the underwriting process for consumer loans includes a comparison of the value of the security, if any, to the proposed loan amount, Cornerstone National Bank cannot predict the extent to which the borrower's ability to pay, and the value of the security, will be affected by prevailing economic and other conditions.

Loan Approval and Review

          Cornerstone National Bank's loan approval policies will provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds an individual officer's lending authority, the loan request will be considered and approved by an officer with a higher lending limit or by the Loan Committee of the Board of Directors. The Loan Committee will set the lending limits for Cornerstone National Bank's loan officers, and any loan in excess of such lending limits must be approved by the Loan Committee. Cornerstone National Bank will not make any loans to any director, officer of employee of Cornerstone National Bank unless the loan is approved by Cornerstone National Bank's Board of Directors, or a committee thereof, and is made on terms not more favorable to such person than would be available to a person not affiliated with Cornerstone National Bank.

Other Services

          Cornerstone National Bank may participate in a regional network of automated teller machines that may be used by Bank customers in major cities throughout the Southeast. Cornerstone National Bank plans to offer both VISA and MasterCard brands of bank cards together with related lines of credit. The lines of credit may be used for overdraft protection as well as pre-authorized credit for personal purchases and expenses.

          Cornerstone National Bank will provide travelers checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts, but will not provide international or trust banking services in the near future.

Asset and Liability Management

          The primary earning assets of Cornerstone National Bank will consist of the loan portfolio and investment account. Efforts will be made generally to match maturities and rates of loans and the investment portfolio with those of deposits, although exact matching will not be possible. The majority of Cornerstone National Bank's securities investments will be in marketable obligations of the United States government, federal agencies and state and municipal governments, generally with varied maturities.

          Long-term loans will be priced primarily to be interest-rate sensitive with only a small portion of Cornerstone National Bank's portfolio of long-term loans at fixed rates. In the near term, such fixed-rate loans will not have maturities longer than fifteen years, except in exceptional cases.

          Deposit accounts will represent the majority of the liabilities of Cornerstone National Bank. These will include transaction accounts, time deposits and certificates of deposit. The maturities of the majority of interest-sensitive accounts will be 12 months or less.

Premises

          Cornerstone National Bank and Cornerstone Bancorp presently operate out of a leased office located at 4821 Calhoun Memorial Highway, Easley, South Carolina. Cornerstone National Bank plans to purchase a 1.82 acre parcel of land located at 1670 East Main Street, Easley, South Carolina on which to build a
permanent   banking   facility.

          At its opening and during construction of the building, Cornerstone National Bank will operate out of a temporary modular bank office facility to be located on the same lot as the permanent facility. The temporary building will be leased from an unrelated third party. At September 1, 1999, the temporary structure was substantially completed and was occupied by the staff of the bank.

Employees

          The president and chief executive officer of Cornerstone National Bank will be J. Rodger Anthony. Mr. Anthony, age 53, has over 28 years of experience in the banking industry. Mr. Anthony's most recent banking experience was as Chief Executive Officer of First National Bank of Pickens County.

          The chief financial officer of Cornerstone National Bank will be Nicholas Clark. Mr. Clark, age 31, was employed by First National Bank of Pickens County from 1993 to 1998 and served as that bank's commercial credit analyst, cashier and chief financial officer.

          Other employees will be hired in phases beginning prior to the opening of Cornerstone National Bank. It is anticipated that Cornerstone National Bank will make available to its employees competitive benefits, which should enable Cornerstone National Bank to attract and retain quality employees.

Pre-Opening Activities

          As of September 1, 1999 Cornerstone National Bank had completed substantially all of its pre-opening activities and had requested regulatory permission to open on or about September 15, 1999.

Lack of Profitability in the Early Period of Operation

          It has been the experience in the banking industry for new banks to operate at a loss in the first several years of operation. Every reasonable effort will be made to reach a level of profitability as quickly as possible, but there can be no assurances that Cornerstone National Bank will be profitable during its first 3 years of operation or at any time thereafter.

          The Organizers of Cornerstone National Bank, who are mostly local residents of Cornerstone National Bank's market area, believe that the existing and future bank market in Easley and Pickens County presents an excellent opportunity for a new locally owned bank. Their belief is based upon their review of the economic outlook for the area and the size, nature, and growth potential of the existing market for banking services and the experience of Messrs. Anthony and Clark with First National Bank of Pickens County.

Economy

     Cornerstone National Bank's primary market area will be the Town of Easley, South Carolina and the immediately surrounding areas of Pickens County. Pickens County and four neighboring counties make up the Greenville-Spartanburg-Anderson, South Carolina Metropolitan Statistical Area (the "Greenville MSA"). The population of the Greenville MSA is over 900,000 with approximately 470,000 employed in 1997. Over 90% of those employed were in non-agricultural employment with over 50% of those employed in manufacturing and trades, in roughly equal numbers.

          The banking industry plays an important role in the economy of an area. There is a close correlation between personal income and deposits, loans, and other banking services. Median family income for Pickens County grew by more than 25% from 1989 to 1997. The anticipated increase in personal income, because of increasing income levels and population growth in Easley and Pickens County over the next decade, points to a greater demand for banking services in the future.

Year 2000 Considerations

          The computers used by financial institutions, their customers and suppliers have historically been programmed in a way that causes them to operate as though all dates are in the 1900's. Such computers may fail to operate properly when the year changes to 2000. Any failures that do occur may also trigger other problems or failures. To the extent that such problems are not corrected before or immediately after they occur, they could cause disruptions to the business of Cornerstone National Bank. There has also been widespread publicity about the computer problem and there is a likelihood that many people, including bank customers, will alter their normal routines of behavior to reduce the risk of being inconvenienced by computer failures. There is a risk that banks will experience abnormally high withdrawals of cash by customers as 1999 draws to an end.

          Cornerstone National Bank has acquired new computer systems and data processing services prior to the bank's opening for business. Cornerstone National Bank has received assurances from the suppliers of its computers, software and computer services that their hardware and software is year 2000 compliant. In addition, Cornerstone National Bank is obtaining data processing services from a service provider that is subject to the regulatory oversight of the federal banking regulators and has had its compliance program rated satisfactory. As the bank acquires its systems and services it tests them to verify that they are operating properly and are year 2000 compliant.

          The year 2000 problem was well known in the banking industry before the Organizers began organization of Cornerstone National Bank. Because the bank will begin with new equipment and service arrangements which the bank believes to be year 2000 compliant, the bank does not expect to incur any substantial expense in dealing with the hardware and software aspects of the problem.

          Lending to customers who experience a year 2000 problem may pose risks of delayed payment or default which are greater than normal for the type loan involved. Cornerstone National Bank expects to manage this risk as part of its normal credit analysis process by making appropriate inquiries of customers as to their exposure to the problem and their steps to avoid it.

          If Cornerstone National Bank opens for business when planned, it will only have been operating for about three months on January 1, 2000. The Organizers believe that it is unlikely that the bank's business will have grown in size or complexity to a point at which the year 2000 problem will pose a threat much greater than that of a substantial inconvenience by January 1, 2000. Nevertheless, the Organizers and management of Cornerstone National Bank plan to monitor the situation closely, to develop contingency plans and to follow the guidance of the federal banking regulators to avoid as much of the problem as possible.

                          PART II - OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K.

a)    Exhibits

     Exhibit No.
     From Item 601 of
     Regulation S-B                         Description
     --------------                         -----------


               27                           Financial Data Schedule

b)    Reports on form 8-K.      None.

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                   Cornerstone Bancorp
                      (Registrant)


     J. Rodger Anthony
By:  --------------------------------------------     Date: September 7, 1999
     President and Chief Executive Officer

     Nicholas S. Clark
By:  --------------------------------------------     Date: September 7, 1999
     Vice President and Chief
     Financial Officer
     (Principal financial officer)