Form 10QSB
period 1999-09-30
CORNERSTONE BANCORP/SC
filed 1999-11-12
CIK 1087455

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

[   ]     TRANSITION  REPORT UNDER  SECTION 13 OR 15 (d) OF THE EXCHANGE ACT FOR
          THE TRANSITION PERIOD FROM _______________ TO _________________.

                         Commission File Number 333-79543


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

Common Stock - No Par Value
800,000 Shares Outstanding on November 1, 1999

Transitional Small Business Issuer Disclosure Format: [   ]  Yes  [ X ]  No

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements


                               CORNERSTONE BANCORP
                                  BALANCE SHEET
                               SEPTEMBER 30, 1999
                                   (Unaudited)

                                                           ASSETS

CASH AND DUE FROM BANKS ...................................................................................            $  2,315,307

FEDERAL FUNDS SOLD ........................................................................................               9,660,000

INVESTMENT SECURITIES .....................................................................................               1,428,351

LOANS .....................................................................................................                 485,073

PROPERTY AND EQUIPMENT ....................................................................................                 761,313

OTHER ASSETS ..............................................................................................                  61,229
                                                                                                                       ------------

       Total assets .......................................................................................            $ 14,711,273
                                                                                                                       ============

                                            LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
   Deposits
     Noninterest bearing deposits .........................................................................            $  2,529,852
     Interest bearing deposits ............................................................................               4,279,504
                                                                                                                       ------------
       Total deposits .....................................................................................               6,809,356
   Federal Funds purchased ................................................................................                 126,368
   Other liabilities ......................................................................................                   4,359
                                                                                                                       ------------
       Total liabilities ..................................................................................               6,940,083
                                                                                                                       ------------

SHAREHOLDERS' EQUITY
   Preferred stock, 10,000,000 shares authorized, no shares issued ........................................                       -
   Common stock, no par value, 20,000,000 shares authorized,
     800,000 shares issued ................................................................................               7,985,000
   Retained deficit .......................................................................................                (212,089)
   Accumulated other comprehensive loss ...................................................................                  (1,721)
                                                                                                                       ------------
       Total shareholders' equity .........................................................................               7,771,190
                                                                                                                       ------------

       Total liabilities and shareholders' equity .........................................................            $ 14,711,273
                                                                                                                       ============








       See Notes to Unaudited Financial Statements which are an integral part of this financial statement.

                               CORNERSTONE BANCORP
                             STATEMENT OF OPERATIONS
                For the period from January 11, 1999 (inception)
                              to September 30, 1999
                                   (Unaudited)


INTEREST INCOME
   Loans and fees on loans ...............................................................................                $   1,015
   Investment securities .................................................................................                    1,343
   Federal funds sold ....................................................................................                   19,446
   Escrow account ........................................................................................                   34,612
                                                                                                                          ---------
       Total interest income .............................................................................                   56,416

INTEREST EXPENSE
   Deposits and borrowings ...............................................................................                    5,057
                                                                                                                          ---------

       Net interest income ...............................................................................                   51,359

PROVISION FOR POSSIBLE LOAN LOSSES .......................................................................                        -
                                                                                                                          ---------
       Net interest income after provision for possible loan losses ......................................                   51,359
                                                                                                                          ---------

NONINTEREST INCOME
   Service fees on deposit accounts ......................................................................                       52
                                                                                                                          ---------
       Total noninterest income ..........................................................................                       52
                                                                                                                          ---------

NONINTEREST EXPENSES
   Salaries and employee benefits ........................................................................                   21,119
   Occupancy .............................................................................................                    6,036
   Organizational and pre-opening ........................................................................                  282,326
   Other operating .......................................................................................                    7,041
                                                                                                                          ---------
       Total noninterest expenses ........................................................................                  316,522
                                                                                                                          ---------

       Loss before income taxes ..........................................................................                 (265,111)

INCOME TAX BENEFIT .......................................................................................                   53,022
                                                                                                                          ---------
       Net loss ..........................................................................................                $(212,089)
                                                                                                                          =========

NET LOSS PER COMMON SHARE ................................................................................                $    (.27)
                                                                                                                          =========

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING .............................................................................                  800,000
                                                                                                                          =========







       See Notes to Unaudited Financial Statements which are an integral part of this financial statement.

                               CORNERSTONE BANCORP
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)



                                                                                                         Accumulated
                                                                                                            other           Total
                                                                       Common stock          Retained   comprehensive  shareholders'
                                                                   Shares       Amount        deficit       income         equity
                                                                   ------       ------        -------       ------         ------

BALANCE, JANUARY 11, 1999 (inception) ......................           -     $        -     $       -      $     -      $         -

   Net loss ................................................           -              -      (212,089)           -         (212,089)

   Other comprehensive income, net .........................           -              -             -       (1,721)          (1,721)
                                                                                                                        -----------

   Comprehensive income ....................................                                                               (213,810)

   Sale of stock (net of offering costs of $15,000) ........     800,000      7,985,000             -            -        7,985,000
                                                                 -------     ----------     ---------      -------      -----------

BALANCE, SEPTEMBER 30, 1999 ................................     800,000     $7,985,000     $(212,089)     $(1,721)     $ 7,771,190
                                                                 =======     ==========     =========      =======      ===========








       See Notes to Unaudited Financial Statements which are an integral part of this financial statement.

                               CORNERSTONE BANCORP
                             STATEMENT OF CASH FLOWS
                For the period from January 11, 1999 (inception)
                              to September 30, 1999
                                   (Unaudited)

OPERATING ACTIVITIES
   Net loss ...............................................................................................            $   (212,089)
   Adjustments to reconcile net loss to net cash used for operating activities
     Deferred income taxes ................................................................................                 (53,022)
     Increase in other assets .............................................................................                  (8,206)
     Increase in other liabilities ........................................................................                   4,359
                                                                                                                       ------------
         Net cash used for operating activities ...........................................................                (268,958)
                                                                                                                       ------------
INVESTING ACTIVITIES
   Purchase of investment securities ......................................................................              (1,430,073)
   Increase in federal funds sold .........................................................................              (9,660,000)
   Increase in loans, net .................................................................................                (485,073)
   Purchase of property and equipment .....................................................................                (761,313)
                                                                                                                       ------------
Net cash used for investing activities ....................................................................             (12,336,459)
                                                                                                                       ------------
FINANCING ACTIVITIES
   Increase in federal funds purchased ....................................................................                 126,368
   Sale of stock, net .....................................................................................               7,985,000
   Net increase in deposits ...............................................................................               6,809,356
                                                                                                                       ------------
         Net cash provided by financing activities ........................................................              14,920,724
                                                                                                                       ------------
         Net increase in cash and cash equivalents ........................................................               2,315,307

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ............................................................                       -
                                                                                                                       ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD ..................................................................            $  2,315,307
                                                                                                                       ============

CASH PAID FOR
   Interest ...............................................................................................            $      5,057
                                                                                                                       ============


















       See Notes to Unaudited Financial Statements which are an integral part of this financial statement.

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


    PLAN OF OPERATION OF CORNERSTONE BANCORP AND ORGANIZATION OF CORNERSTONE
                                  NATIONAL BANK

Organization and Plan of Operation of Cornerstone Bancorp

          Cornerstone Bancorp was incorporated under the laws of South Carolina in January, 1999. Cornerstone Bancorp was organized for the purpose of becoming the holding company for Cornerstone National Bank. Cornerstone Bancorp acquired all of the capital stock of Cornerstone National Bank on September 15, 1999.

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

Organization of Cornerstone National Bank

          On February 1, 1999, the Organizers of Cornerstone National Bank, who are also the initial directors of Cornerstone Bancorp, filed an application to obtain a national bank charter with the Comptroller of the Currency. The application was approved as was the organizers application to FDIC for deposit insurance. Cornerstone National Bank was opened for business in Easley, South Carolina, on September 15, 1999.

Management Philosophy and Policy

          Cornerstone National Bank is the first start-up bank in the Easley area in over 13 years. The Organizers believe that, with the increased demand for banking services arising from steady growth in population, personal income, and employment, the banking market will continue to grow in the Easley area. It is their opinion that there is a need for an additional locally owned and managed bank to serve the needs of the community, including individuals and small and medium-sized business enterprises. The Organizers intend for Cornerstone National Bank to concentrate on this hometown market with a professional staff that is sensitive to local needs.

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

          Cornerstone National Bank offers a wide range of banking services including checking and savings accounts; commercial, installment, and personal loans; and other associated services. While trust services will not be offered immediately, the Organizers would expect Cornerstone National Bank to consider offering such services when a need for offering these services is indicated and when the appropriate staff can be developed and regulatory approvals obtained. The goals of the Bank are to provide banking services to satisfy the needs of its customers, while investing its funds in accordance with sound banking practices and earning the maximum profit for shareholders.

          Cornerstone National Bank intends to provide personalized banking services, with emphasis on knowledge of the individual financial needs and objectives of its customers and an appropriate array of services to meet those needs and objectives, coupled with timely response. Cornerstone National Bank seeks to promote continuous long-term relationships between officers and customers by minimizing transfers of account officers to different customers, departments or locations. Cornerstone National Bank also seeks to limit the number of accounts served by each of its officers to a level that will permit personal attention to each customer and full development of each customer's business relationship with Cornerstone National Bank. Because the management of Cornerstone National Bank is located in Easley, all credit and related decisions are made locally, which facilitates prompt response.

          With an initial capitalization of approximately $6,000,000, Cornerstone National Bank has a legal lending limit of approximately $900,000 for loans to a single customer. Cornerstone National Bank established correspondent relationships with The Bankers Bank, and other banks to participate loans when loan amounts exceed Cornerstone National Bank's legal lending limits or internal lending policies. The Organizers believe that Cornerstone National Bank's initial capitalization should support substantial growth in deposits and loans, and will be sufficient to meet the capital requirements of Cornerstone National Bank for at least its first three years of operations.

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

          Cornerstone National Bank encounters strong competition from most of the financial institutions in its extended market area. In the conduct of certain areas of its business, Cornerstone National Bank also competes with credit unions, insurance companies, money market mutual funds and other financial institutions, some of which are not subject to the same degree of regulation and restrictions as Cornerstone National Bank. Most of these competitors have substantially greater resources and lending abilities than Cornerstone National Bank and offer certain services, such as international banking, investment banking, and trust services, that Cornerstone National Bank does not provide.

                      SERVICES OF CORNERSTONE NATIONAL BANK

Deposits

          Cornerstone National Bank offers the full range of deposit services typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, and savings and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to the principal market area at rates competitive with those offered in the area. In addition, retirement accounts such as IRA's (Individual Retirement Accounts) are made available. All deposit accounts are insured by the FDIC up to the maximum amount permitted by law. Cornerstone National Bank solicits these accounts from individuals, businesses, associations and organizations, and government authorities. Although Cornerstone National Bank intends to be competitive in its efforts to attract deposit accounts, it does not plan to aggressively seek jumbo certificates of deposit (certificates in amounts greater than $100,000) and does not intend to accept brokered deposit accounts.

Lending Activities

          Cornerstone National Bank emphasizes a range of lending services, including real estate, commercial and consumer loans. Consumer loans include both installment and term loans, and loans for automobiles, household goods, education, boats and general personal expenses.

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

Commercial Loans

          Cornerstone National Bank makes loans for commercial purposes in various lines of business. The commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), loans for business expansion (including acquisition of real estate and improvements), Small Business Administration ("SBA") loans for new businesses (as well as other governmentally guaranteed business loans), and loans for purchases of equipment and machinery. The Organizers anticipate that equipment loans will typically be made for a term of five years or less at either fixed or variable rates, with the loan fully amortized over the term and secured by the financed equipment. Working capital loans will typically have terms not exceeding one year and will usually be secured by accounts receivable, inventory or personal guarantees of the principals of the business. Commercial loans will vary greatly depending upon the circumstances and loan terms will be structured on a case-by-case basis to better serve customer needs.

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

Consumer Loans

          Cornerstone National Bank makes loans to individuals for personal and household purposes, including secured and unsecured installment and term loans, home equity loans and lines of credit and unsecured revolving lines of credit such as credit cards. The secured installment and term loans to consumers will generally consist of loans to purchase automobiles, boats, recreational vehicles, mobile homes and household furnishings, with the collateral for each loan being the purchased property. The underwriting criteria for home equity loans and lines of credit will generally be the same as applied by Cornerstone National Bank when making a first mortgage loan, as described above, and home equity lines of credit will typically expire 15 years or less after origination, unless renewed or extended.

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

Loan Approval and Review

          Cornerstone National Bank's loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds an individual officer's lending authority, the loan request will be considered and approved by an officer with a higher lending limit or by the Loan Committee of the Board of Directors. The Loan Committee sets the lending limits for Cornerstone National Bank's loan officers, and any loan in excess of such lending limits must be approved by the Loan Committee. Cornerstone National Bank will not make any loans to any director, officer of employee of Cornerstone National Bank unless the loan is approved by Cornerstone National Bank's Board of Directors, or a committee thereof, and is made on terms not more favorable to such person than would be available to a person not affiliated with Cornerstone National Bank.

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

          Cornerstone National Bank provides travelers checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts, but will not provide international or trust banking services in the near future.

Asset and Liability Management

          The primary earning assets of Cornerstone National Bank consist of the loan portfolio and investment account. Efforts will be made generally to match maturities and rates of loans and the investment portfolio with those of deposits, although exact matching will not be possible. The majority of Cornerstone National Bank's securities investments will be in marketable obligations of the United States government, federal agencies and state and municipal governments, generally with varied maturities.

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

Year 2000 Readiness Disclosure

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

          The year 2000 problem was well known in the banking industry before the Organizers began organization of Cornerstone National Bank. Because the bank began with new equipment and service arrangements which the bank believes to be year 2000 compliant, the bank does not expect to incur any substantial expense in dealing with the hardware and software aspects of the problem.

          Lending to customers who experience a year 2000 problem may pose risks of delayed payment or default which are greater than normal for the type loan involved. Cornerstone National Bank expects to manage this risk as part of its normal credit analysis process by making appropriate inquiries of customers as to their exposure to the problem and their steps to avoid it.

          Cornerstone National Bank will only have been operating for about three months on January 1, 2000. The Organizers believe that it is unlikely that the bank's business will have grown in size or complexity to a point at which the year 2000 problem will pose a threat much greater than that of a substantial inconvenience by January 1, 2000. Nevertheless, management of Cornerstone National Bank plans to monitor the situation closely, to develop contingency plans and to follow the guidance of the federal banking regulators to avoid as much of the problem as possible.

                          PART II - OTHER INFORMATION

ITEM 2.  Changes in Securities and Use of Proceeds.

         Cornerstone Bancorp completed the offering and the sale of 800,000 shares of its common stock on September 15, 1999. The offering and sale were registered under the Securities Act of 1933 with a Registration Statement, No. 333-79543, which was declared effective on July 19, 1999. All 800,000 shares were sold at the offering price of $10.00 per share for an aggregate price of $8,000,000.00. Total expenses of the issuance and distribution of the securities were $15,000. No underwriting, selling or finders fees or commissions were paid and all expenses were paid to unaffiliated third parties. Net proceeds of the offering to Cornerstone Bancorp totalled $7,985,000. $6,000,000 of the net proceeds were used to purchase all of the capital stock of Cornerstone National Bank. Of that $6,000,000, the Bank used $471,527.50 to acquire real estate from a director. The real estate is the site of the Bank's office.

ITEM 6.  Exhibits and Reports on Form 8-K.

a)    Exhibits

     Exhibit No.
     From Item 601 of
     Regulation S-B                         Description
     --------------                         -----------

          3.1*                              Articles of Incorporation
          3.2*                              By-laws
           27                               Financial Data Schedule

b)    Reports on form 8-K.      None.


___________________
*Incorporated  by  reference  to  Registration   Statement  on  Form  SB-2,  No.
333-79543.

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                   Cornerstone Bancorp
                      (Registrant)


     J. Rodger Anthony
By:  --------------------------------------------     Date: November 12, 1999
     President and Chief Executive Officer

     Nicholas S. Clark
By:  --------------------------------------------     Date: November 12, 1999
     Vice President and Chief
     Financial Officer
     (Principal financial officer)