Form 10KSB40
period 1999-12-31
CORNERSTONE BANCORP/SC
filed 2000-03-29
CIK 1087455

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1999               File Number 333-79543

                               CORNERSTONE BANCORP
                 (Name of Small Business Issuer in its Charter)

            South Carolina                                   57-1077978
    (State or Other Jurisdiction of                        (IRS Employer
     Incorporation or Organization)                    Identification Number)

               1670 East Main Street, Easley, South Carolina 29640
                (Address of Principal Executive Office, Zip Code)

         Issuer's Telephone Number, Including Area Code: (864) 306-1444

        Securities Registered Pursuant to Section 12(b) of the Act: None

        Securities Registered Pursuant to Section 12(g) of the Act: None

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         The issuer's revenues for its most recent fiscal year were $283,293.36.

         The aggregate market value of the Common Stock held by non-affiliates on March 1, 2000, was approximately $5,121,000. As of March 1, 2000, there were 800,000 shares of the Registrant's Common Stock, no par value, outstanding. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE
         None

Transitional Small Business Disclosure Format (check one):
Yes [  ]  No [X]

                                     PART I

Item 1.  Description of Business.

General

         Cornerstone Bancorp (the "Company") is a South Carolina corporation incorporated in 1999. The Company is a bank holding company with no operations other than those carried on by its wholly-owned subsidiary, Cornerstone National Bank (the "Bank"). The Bank conducts a general banking business under a national bank charter granted by the Office of the Comptroller of the Currency of the United States (the "OCC") pursuant to the National Bank Act. The Bank was organized in 1999. The Bank conducts its activities from its main office opened in 1999, located in Easley, South Carolina.

         The Bank's primary market area is the Town of Easley, South Carolina and the immediately surrounding areas of Pickens County. Pickens County and four neighboring counties make up the Greenville-Spartanburg-Anderson, South Carolina Metropolitan Statistical Area (the "Greenville MSA"). The population of the Greenville MSA is over 900,000 with approximately 470,000 employed in 1997. Over 90% of those employed were in non-agricultural employment with over 50% of those employed in manufacturing and trades, in roughly equal numbers.

         The Bank's business primarily consists of accepting deposits and making loans. The Bank seeks deposit accounts from households and businesses in its primary market areas by offering a full range of savings accounts, retirement accounts (including Individual Retirement Accounts), checking accounts, money market accounts, and time certificates of deposit. It also makes primarily commercial, real estate and installment loans, primarily on a secured basis, to borrowers in and around Easley, South Carolina and makes other authorized investments. Residential mortgage loans are primarily maintained in-house with conventional mortgage financing arranged through a correspondent mortgage company. As of December 31, 1999, the Bank employed 12 persons.

Competition

         South Carolina law permits statewide branching by banks and savings and loan associations. Consequently, many financial institutions have branches located in several communities. Currently, in addition to the Bank, 8 commercial banks and 2 savings institutions operate branches in Pickens County. Approximately $862 million in deposits are maintained in these branches. Six of the institutions have branches in Easley with an aggregate of $358,036,000 in deposits at June 30, 1999. The principal areas and methods of competition in the banking industry are the services offered, pricing of those services, the convenience and availability of the services, and the degree of expertise and personal manner with which those services are offered.

         The Bank encounters strong competition from most of the financial institutions in its extended market area. In the conduct of certain areas of its business, the Bank also competes with credit unions, insurance companies, money market mutual funds and other financial institutions, some of which are not subject to the same degree of regulation and restrictions as the Bank. Most of these competitors have substantially greater resources and lending abilities than the Bank and offer certain services, such as international banking, investment banking, and trust services, that the Bank does not presently provide.

                              SERVICES OF THE BANK

Deposits

         The Bank offers the full range of deposit services typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, and savings and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to the principal market area at rates competitive with those offered in the area. In addition, retirement accounts such as IRA's (Individual Retirement Accounts) are offered. All deposit accounts are insured by the FDIC up to the maximum amount permitted by law. The Bank solicits these accounts from individuals, businesses, associations and organizations, and government authorities. Although the Bank intends to be competitive in its efforts to attract deposit accounts, it does not aggressively seek jumbo certificates of deposit (certificates in amounts greater than $100,000) and does not accept brokered deposit accounts.

Lending Activities

         The Bank emphasizes a range of lending services, including real estate, commercial and consumer loans. Consumer loans include both installment and term loans, and include loans for automobiles, household goods, education, boats and general personal expenses.

         To address the risks inherent in making loans, management maintains an allowance for loan losses based on, among other things, an evaluation of the Bank's loan loss experience, management's experience at other financial institutions in the market area, the amount of past due and nonperforming loans, current and anticipated economic changes and the values of certain loan collateral. Based upon such factors, management makes various assumptions and judgments about the ultimate collectibility of the loan portfolio and provides an allowance for potential loan losses based upon a percentage of the outstanding balances and specific loans. However, because there are certain risks that cannot be precisely quantified, management's judgment of the allowance is necessarily approximate and imprecise. The adequacy and methodology of the allowance for loan losses is subject to regulatory examination and compared to a peer group of financial institutions identified by the regulators.

Real Estate Loans

         One of the primary components of the Bank's loan portfolio is loans secured by first or second mortgages on residential and commercial real estate. These loans generally consist of commercial real estate loans, construction and development loans and residential real estate loans (including home equity and second mortgage loans). Interest rates may be fixed or adjustable and the Bank generally charges an origination fee. The Bank seeks to manage credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 80%. The loan-to-value ratio for first and second mortgage loans and for construction loans generally does not exceed 80%. In addition, the Bank may require personal guarantees of the principal owners of the property. The Bank also originates mortgage loans for other institutions, earning a fee, but avoiding the interest rate risk of holding long-term, fixed-rate loans.

         The principal economic risk associated with all loans, including real estate loans, is the creditworthiness of the Bank's borrowers. The ability of a borrower to repay a real estate loan depends upon a number of economic factors, including employment levels and fluctuations in the value of real estate. In the case of a real estate construction loan, there is generally no income from the underlying property during the construction period, and the developer's personal obligations under the loan are typically limited. Each of these factors increases the risk of nonpayment by the borrower. In the case of a real estate purchase loan, the borrower may be unable to repay the loan at the end of the loan term and may thus be forced to refinance the loan at a higher interest rate, or, in certain cases, the borrower may default as a result of its inability to refinance the loan. In either case, the risk of nonpayment by the borrower is increased.

         The Bank also faces additional credit risks to the extent that it engages in making adjustable rate mortgage loans ("ARMs"). In the case of an ARM, as interest rates increase, the borrower's required payments increase, thus increasing the potential for default. The marketability of all real estate loans, including ARMs, is also generally affected by the prevailing level of interest rates.

Commercial Loans

         The Bank makes loans for commercial purposes in various lines of business. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), loans for business expansion (including acquisition of real estate and improvements), and loans for purchases of equipment and machinery. Equipment loans are typically made for a term of five years or less at either fixed or variable rates, with the loan fully amortized over the term and secured by the financed equipment. Working capital loans typically have terms not exceeding one year and are usually secured by accounts receivable, inventory or personal guarantees of the principals of the business. Commercial loans vary greatly depending upon the circumstances and loan terms are structured on a case-by-case basis to better serve customer needs.

         The risks associated with commercial loans vary with many economic factors, including the economy in the Easley/Pickens County area. The well-established banks in the Easley/Pickens County area make proportionately more loans to medium- to large-sized businesses than the Bank. Many of the Bank's commercial loans are made to small- to medium-sized businesses, which are typically smaller, have shorter operating histories, and less sophisticated record keeping systems than larger entities. As a result, these smaller entities may be less able to withstand adverse competitive, economic and financial conditions than larger borrowers. In addition, because payments on loans secured by commercial property generally depend to a large degree on the results of operations and management of the properties, repayment of such loans may be subject, to a greater extent than other loans, to adverse conditions in the real estate market or the economy.

Consumer Loans

         The Bank makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans, home equity loans and lines of credit and unsecured revolving lines of credit such as credit cards. The secured installment and term loans to consumers generally consist of loans to purchase automobiles, boats, recreational vehicles, mobile homes and household furnishings, with the collateral for each loan being the purchased property. The underwriting criteria for home equity loans and lines of credit are generally the same as applied by the Bank when making a first mortgage loan, as described above, and home equity lines of credit typically expire 15 years or less after origination, unless renewed or extended.

         Consumer loans generally involve more credit risks than other loans because of the type and nature of the underlying collateral or because of the absence of any collateral. Consumer loan repayments are dependent on the borrower's continuing financial stability and are likely to be adversely affected by job loss, divorce and illness. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the case of default. In most cases, any repossessed collateral will not provide an adequate source of repayment of the outstanding loan balance. Although the underwriting process for consumer loans includes a comparison of the value of the security, if any, to the proposed loan amount, the Bank cannot predict the extent to which the borrower's ability to pay, and the value of the security, will be affected by prevailing economic and other conditions.

Other Services

         The Bank participates in a regional network of automated teller machines that may be used by Bank customers in major cities throughout the Southeast. The Bank offers both VISA and MasterCard brands of bank cards together with related lines of credit. The lines of credit may be used for overdraft protection as well as pre-authorized credit for personal purchases and expenses. The Bank also provides travelers checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts, but will not provide international or trust banking services in the near future. The Bank will soon release an internet banking product accessible via the Bank's custom website. The service will include an electronic bill payment service which will allow customers to make scheduled and/or irregular bill payments electronically.

Asset and Liability Management

         The primary earning assets of the Bank consist of the loan portfolio and investment portfolio. Efforts are made generally to match maturities and rates of loans and the investment portfolio with those of deposits, although exact matching is not possible. The majority of the Bank's securities investments are in marketable obligations of the United States government, federal agencies and state and municipal governments, generally with varied maturities.

         Long-term loans are priced primarily to be interest-rate sensitive with only a small portion of the Bank's portfolio of long-term loans at fixed rates. In the near term, such fixed-rate loans will not have maturities longer than fifteen years, except in exceptional cases.

         Deposit accounts represent the majority of the liabilities of the Bank. These include transaction accounts, time deposits and certificates of deposit. The maturities of the majority of interest-sensitive accounts are 12 months or less.

Financial Aspects of Business

         The following information describes various financial aspects of the Bank's business. The reader should bear in mind that the Bank was only open for business for slightly more than one quarter in 1999. Accordingly, the information provided below will not necessarily provide much information about the future condition or results of operations of the Bank. This information should be read in conjunction with the financial statements of the Company which appear elsewhere in this document. References in the discussion below to the "period ended December 31, 1999" mean the period from September 15, 1999 (the opening of the Bank) to December 31, 1999.

         The table, "Average Balances, Yields and Rates", provides a detailed analysis of the effective yields and rates on the categories of interest earning assets and interest bearing liabilities for the period ended December 31, 1999.


                       Average Balances, Yields and Rates

                                                                               Period Ended December 31, 1999
                                                                               ------------------------------
                                                                                           Interest
                                                                          Average          Income/          Yields/
                                                                        Balances(1)        Expense         Rates(2)
                                                                        -----------        -------         --------
Assets
Securities ..................................................            $ 6,149,556      $106,881           5.87%
Federal Funds Sold ..........................................              5,481,852        85,953           5.30%
Loans(3) ....................................................              2,928,831        82,459           9.52%
                                                                         -----------      --------           -----
        Total interest earning assets .......................             14,560,239       275,293           6.39%
Cash and due from banks .....................................                661,227
Allowance for loan losses ...................................               (45,692)
Premises and equipment ......................................                790,593
Other assets ................................................                 80,101
                                                                         -----------
        Total assets ........................................            $16,046,468
                                                                         ===========

Liabilities and shareholders' equity
Interest bearing deposits
        Interest bearing transaction accounts ...............            $ 2,697,786        32,619           4.09%
        Savings .............................................                993,202        10,052           3.42%
        Time deposits $100M and over ........................              1,461,197        19,893           4.60%
        Other time deposits .................................              1,132,701        16,267           4.85%
                                                                         -----------      --------           -----
            Total interest bearing deposits .................              6,284,886      $ 78,831           4.24%
Noninterest bearing demand deposits .........................              3,049,829
Federal Funds purchased & repurchase agreements .............                698,668        10,531           5.09%
Other liabilities ...........................................                 12,458
Shareholders' equity ........................................              6,000,627
                                                                         -----------
        Total liabilities and shareholders' equity ..........            $16,046,468
                                                                         ===========
Interest rate spread(4)                                                                                      2.15%
Net interest income and net yield on earning assets(5) ......                             $196,462           4.56%
Interest free funds supporting earning assets(6) ............            $ 8,275,353

---------------------------------------------------------------------
(1)  Average balances calculated based on a daily basis.
(2) Calculated based on the number of days in the year that each type of asset or liability was in existence.
(3) Nonaccruing loans are included in the average loan balances and income on such loans is recognized on a cash basis.
(4) Total interest bearing assets yield less the total interest bearing liabilities rate.
(5)  Net interest income divided by total interest earning assets.
(6)  Total interest earning assets less total interest bearing liabilities.

Interest Rate Sensitivity

         Interest rate sensitivity measures the timing and magnitude of the repricing of assets compared with the repricing of liabilities and is an important part of asset/liability management. The objective of interest rate sensitivity management is to generate stable growth in net interest income, and to control the risks associated with interest rate movements. Management constantly reviews interest rate risk exposure and the expected interest rate environment so that adjustments in interest rate sensitivity can be timely made.

         The table, "Interest Sensitivity Analysis", indicates that, on a cumulative basis, rate sensitive assets exceeded rate sensitive liabilities, resulting in an asset sensitive position at the end of 1999 of $7,892,000, for a cumulative gap ratio of 1.78. When interest sensitive liabilities exceed interest sensitive assets for a specific repricing "horizon", a negative interest sensitivity gap results. The gap is positive when interest sensitive assets exceed interest sensitive liabilities, as was the case at the end of 1999 with respect to the one year time horizon. For a bank with a positive gap, rising interest rates would be expected to have a positive effect on net interest income and falling rates would be expected to have the opposite effect.

         The table below reflects the balances of interest earning assets and interest bearing liabilities at the earlier of their repricing or maturity dates. Amounts of fixed rate loans are reflected at the loans' final maturity dates. Variable rate loans are reflected at the earlier of their contractual maturity date or the date at which the loan may be repriced contractually. Deposits in other banks and debt securities are reflected at the earlier of each instrument's repricing date for variable rate instruments or the ultimate maturity date for fixed rate instruments. Overnight federal funds sold are reflected in the earliest repricing interval due to the immediately available nature of these funds. Interest bearing liabilities with no contractual maturity, such as interest bearing transaction accounts and savings deposits are reflected in the earliest repricing interval due to contractual arrangements which give management the opportunity to vary the rates paid on these deposits within a thirty-day or shorter period. However, the Bank is under no obligation to vary the rates paid on those deposits within any given period. Fixed rate time deposits, principally certificates of deposit, are reflected at their contractual maturity dates. Federal funds purchased and long-term debt are presented in the earliest repricing interval because their rates are adjustable immediately by the lenders.

                          Interest Sensitivity Analysis

                                                                           December 31, 1999
                                                                           -----------------
                                                         1-3      3-12       1-3       3-5      5-15      > 15
                                           Immediate   Months    Months     Years     Years    Years     Years       Total
                                           ---------   ------    ------     -----     -----    -----     -----       -----
                                                                        (Dollars in thousands)
Interest earning assets
    Securities                                         $3,073     $1,773    $3,874      $489                $180      $9,389
    Federal funds sold                         $1,910                                                                  1,910
    Loans(1)                                    2,987     573      1,527       602       393      654                  6,736
                                               ------  ------     ------    ------      ----     ----       ----     -------
        Total interest earning assets          $4,897  $3,646     $3,300    $4,476      $882     $654       $180     $18,035
                                               ======  ======     ======    ======      ====     ====       ====     =======
Interest bearing deposits
    Interest bearing transaction accounts                $397               $3,577                                    $3,974
    Savings                                                81                  898                                       979
    Time deposits $100M and over                        1,056        857                                               1,913
    Other time deposits                                   289        529       113        57                             988
    Federal funds purchased and securities
      sold under agreements to repurchase       2,289                                                                  2,289
                                               ------                                                                -------
        Total interest bearing liabilities     $2,289  $1,823     $1,386    $4,588       $57                         $10,143
                                               ======  ======     ======    ======       ===                         =======

Interest sensitivity gap                       $2,608  $1,823     $1,914    ($112)    $  825   $  654     $  180      $7,892
Cumulative interest sensitivity gap             2,608   4,431      6,345     6,233     7,058    7,712      7,892       7,892
Gap ratio                                        2.14    2.00       2.38      0.98     15.47                            1.78
Cumulative gap ratio                             2.14    2.08       2.15      1.62      1.70     1.76       1.78        1.78

(1) There were no nonaccruing loans or unamortized deferred loan fees, both of which would normally be subtracted from loans for purposes of this table.

Provision for Loan Losses

         The provision for loan losses is charged to earnings based on management's continuing review and evaluation of the loan portfolio and general economic conditions. Provisions for loan losses were $105,000 for the period ended December 31, 1999. There were no charge-offs in 1999. In addition, there were no non-accrual, past due and other unfavorable performance-characteristic loans. See "Impaired Loans" and "Allowance for Loan Losses" for a discussion of the factors management considers in its review of the adequacy of the allowance and provision for loan losses.

Securities

         The following table summarizes the carrying amounts of securities held by the Bank at December 31, 1999.

                        Securities Portfolio Composition

                                                December 31, 1999
                                                -----------------
                                                Available for sale
                                                ------------------
                                              (Dollars in thousands)

          U.S. Government Agencies                  $9,209
          FHLB Stock                                   180
                                                    ------

          Total                                     $9,389

Available-for-sale securities are stated at estimated fair value.

         The following table presents maturities and weighted average yields of securities at December 31, 1999.

                   Securities Portfolio Maturities and Yields

                                                       December 31, 1999
                                                       -----------------
                                               Available-for-sale        Yield
                                               ------------------        -----
                                                       (Dollars in thousands)
U.S. Government Agencies
      After one through five years .............       $4,846             5.73%
      After five through ten years .............        4,363             6.51%
                                                       ------             -----
                                                        9,209             6.10%
                                                       ------             -----

FHLB Stock (No Maturity) .......................          180             5.92%

Total
      Within one year ..........................        4,846             5.73%
      After one through five years .............        4,363             6.51%
      After five through ten years .............            0                -%
      No Maturity ..............................          180             5.92%
                                                       ------             -----

      Total ....................................       $9,389             6.10%

         Management assigns securities upon purchase into one of the categories (trading, available-for-sale and held-to-maturity) designated by Statement of Financial Accounting Standards ("SFAS") No. 115 based on intent, taking into consideration other factors including expectations for changes in market rates of interest, liquidity needs, asset/liability management strategies, and capital requirements. The Bank has never held securities for trading purposes.

Loan Portfolio

         Management believes the loan portfolio is adequately diversified. There are no significant concentrations of loans in any particular individuals or industry or group of related individuals or industries, and there are no foreign loans.

         The amount of loans outstanding at December 31, 1999 is shown in the following table according to type of loan:

                           Loan Portfolio Composition

                                                          December 31, 1999
                                                          -----------------
                                                                           % of
                                                    Amount                 Loans
                                                    ------                 -----
                                                       (Dollars in thousands)
Commercial and industrial                            $2,793                41.5%
Real Estate - construction                              130                 1.9%
Real Estate - mortgage
      Farmland                                            -
      1-4 family residential                          1,971                29.2%
      Nonfarm, nonresidential                           293                 4.4%
      Multifamily (5 or more) residential                 -
Consumer installment                                  1,549                23.0%
                                                      -----                -----
      Total loans                                     6,736               100.0%
      Less allowance for loan losses                   (105)
                                                       ----
      Net loans                                      $6,631
                                                     ======

Maturity Distribution of Loans

         The following table sets forth the maturity distribution of the Bank's loans, by type, as of December 31, 1999, as well as the type of interest requirement on such loans.

                                       Maturity Distribution on Loans

                                                                            December 31, 1999
                                                                            -----------------
                                                                1 Year       1-5       5 Years
                                                               or Less      Years      or More       Total
                                                               -------      -----      -------       -----
                                                                          (Dollars in thousands)

Commercial and industrial .................................      $2,217     $  397       $  179      $2,793
Real Estate-construction ..................................         130          0            0         130
Real Estate-mortgage ......................................         695        429        1,140       2,264
Consumer installment ......................................       1,232        317            0       1,549
                                                                 ------     ------       ------      ------
      Total ...............................................      $4,274     $1,143       $1,319      $6,736
                                                                 ======     ======       ======      ======

Predetermined rate, maturity greater than one year ........                 $1,143       $1,319      $2,462
                                                                            ======       ======      ======

Variable rate or maturity within one year .................      $4,274     $    -       $    -      $4,274
                                                                 ======     ======       ======      ======

Impaired Loans

         Because the Bank had only been open for slightly over one quarter at December 31, 1999, it had not yet experienced any nonaccrual loans or loans 90 days or more past due. The following is a discussion of the Bank's policy with respect to such loans when incurred.

         A loan will be considered to be impaired when, in management's judgment based on current information and events, it is probable that the loan's principal or interest will not be collectible in accordance with the terms of the original loan agreement. Impaired loans, when not material, will be carried in the balance sheet at a value not to exceed their observable market price or the fair value of the collateral if the repayment of the loan is expected to be provided solely by the underlying collateral. The carrying values of any material impaired loans will be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, which is the contractual interest rate adjusted for any deferred loan fees or costs, premium or discount existing at the inception or acquisition of the loan.

         Loans which management identifies as impaired generally will be nonperforming loans. Nonperforming loans include nonaccrual loans or loans which are 90 days or more delinquent as to principal or interest payments.

         Generally, the accrual of interest will be discontinued on impaired loans and any previously accrued interest on such loans will be reversed against current income. Any subsequent interest income will be recognized on a cash basis when received unless collectibility of a significant amount of principal is in serious doubt. In such cases, collections are credited first to the remaining principal balance on a cost recovery basis. An impaired loan will not be returned to accrual status unless principal and interest are current and the borrower has demonstrated the ability to continue making payments as agreed.

         At December 31, 1999, the Bank had identified no potential problem loans.

Allowance for Loan Losses

         Because the Bank had only been open for slightly over one quarter at December 31, 1999, it is only beginning to establish its allowance for loan losses. The following is a discussion of the Bank's policy with respect to the allowance as the loan portfolio matures and begins to experience losses.

         The allowance for loan losses is increased by direct charges to operating expense. Losses on loans will be charged against the allowance in the period in which management determines that it is more likely than not such loans have become uncollectible. Recoveries of previously charged off loans will be credited to the allowance. The table, "Summary of Loan Loss Experience", summarizes loan balances at the end of each period indicated, averages for each period, changes in the allowance arising from charge-offs and recoveries by loan category (of which there had been none at December 31, 1999), and additions to the allowance which have been charged to expense. In reviewing the adequacy of the allowance for loan losses at each year end, management will take into consideration the historical loan losses experienced by the bank, current economic conditions affecting the borrowers' ability to repay, the volume of loans, and the trends in delinquent, nonaccruing, and any potential problem loans, and the quality of collateral securing nonperforming and problem loans. Management considers the allowance for loan losses adequate to cover its estimate of possible future loan losses inherent in the loan portfolio as of December 31, 1999.

         In calculating the amount required in the allowance for loan losses, management applies a consistent methodology that is updated quarterly. The methodology utilizes a loan risk grading system and detailed loan reviews to assess credit risks and the overall quality of the loan portfolio, as well as considering other off-balance-sheet credit risks such as loan commitments and standby letters of credit. Also, the calculation provides for management's assessment of trends in national and local economic conditions that might affect the general quality of the loan portfolio.

                         Summary of Loan Loss Experience

                                                                Period Ended
                                                              December 31, 1999
                                                              -----------------
                                                          (Dollars in thousands)

Total loans outstanding at end of period,
      net of deferred net loan fees ...........................     $6,736
Average amount of loans outstanding ...........................     $2,929
Balance of allowance for loan losses-beginning ................     $    0
                                                                    ------
Loans charged off
      Commercial and industrial ...............................     $    0
      Consumer installment ....................................     $    0
                                                                    ------
      Total charge offs .......................................     $    0
Recoveries of loans previously charged-off
      Commercial and industrial ...............................     $    0
      Consumer installment ....................................     $    0
                                                                    ------
      Total recoveries ........................................     $    0
Net charge-offs (recoveries) ..................................     $    0
                                                                    ------
Additions to allowance charged to expense .....................     $  105
                                                                    ------
Balance of allowance for loan losses-ending ...................     $  105
                                                                    ------

Ratios
      Net charge-offs to average loans outstanding ............        0.0%
      Net charge-offs to loans at end of period ...............        0.0%
      Allowance for loan losses to average loans ..............        3.6%
      Allowance for loan losses to loans at end of period .....        1.6%
      Net charge-offs to allowance for loan losses ............        0.0%
      Net charge-offs to provision for loan losses ............        0.0%

         The following table presents the allocation of the allowance for loan losses at the end of the period ended December 31, 1999, compared with the percent of loans in the applicable categories to total loans.

                     Allocation of Allowance for Loan Losses

                                                       Period Ended
                                                     December 31, 1999
                                                     -----------------
                                                                     % of
                                                   Amount            Loans
                                                   ------            -----
                                                     (Dollars in thousands)
Commercial and industrial ...................       $ 44              41.5%
Real Estate - construction ..................          3               1.9%
Real Estate - mortgage ......................         35              33.6%
Consumer installment ........................         24              23.0%
                                                    ----             ------
      Total .................................       $105             100.0%

Deposits

         The average amounts and percentage composition of deposits held by the Bank for the period ended December 31, 1999, are summarized below:

                                Average Deposits

                                                            Period Ended
                                                          December 31, 1999
                                                          -----------------
                                                      Amount                 %
                                                      ------               ----
                                                        (Dollars in thousands)
Noninterest bearing demand                             $3,050              32.7%
Interest bearing transaction accounts                   2,698              28.9%
Savings                                                   993              10.6%
Time deposits $100M and over                            1,461              15.7%
Other time                                              1,133              12.1%
                                                       ------             ------
      Total                                            $9,335             100.0%
                                                       ======             ======

         As of December 31, 1999, the Bank held $1,912,977 in time deposits of $100,000 or more with approximately $1,056,154 maturing within three months, $200,410 maturing over three through six months, $656,412 maturing over six through twelve months, and $0.00 maturing over twelve months. Average time deposits $100,000 and over comprised approximately 15.7% of total average deposits during 1999. The vast majority of time deposits $100,000 and over are acquired from customers within the Bank's service area in the ordinary course of business. The Bank does not purchase brokered deposits. While most of the large time deposits are acquired from customers with standing relationships with the Bank, it is a common industry practice not to consider these types of deposits as core deposits because their retention can be expected to be heavily influenced by rates offered, and therefore such deposits may have the characteristics of shorter-term purchased funds. Time deposits of $100,000 and over involve the maintenance of an appropriate matching of maturity distribution and a diversification of sources to achieve an appropriate level of liquidity.

Return on Equity and Assets

         The following table shows the return on assets (net income divided by average total assets), return on equity (net income divided by average equity), dividend payout ratio (dividends declared per share divided by net income per share), and equity to assets ratio (average equity divided by average total assets) for the period ended December 31, 1999.

                                                                Period Ended
                                                                December 31,
                                                                ------------
                                                                    1999
                                                                    ----
Return on assets ......................................            (5.05%)
Return on equity ......................................            (2.39%)
Dividend payout ratio .................................              0.00%
Equity to assets ratio ................................             28.47%


                           SUPERVISION AND REGULATION

         Bank holding companies and banks are extensively regulated under federal and state law. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to such statutes and regulations. Any change in applicable law or regulation may have a material effect on the business of the Company and the Bank.

General

         As a bank holding company under the Bank Holding Company Act ("BHCA"), the Company obtained the approval of the Board of Governors of the Federal Reserve System (the "Federal Reserve") to acquire the Bank and is subject to the regulations of the Federal Reserve. Under the BHCA, the Company's activities and those of its subsidiaries are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries or engaging in any other activity which the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Company may engage in a broader range of activities if it becomes a

"financial holding company" pursuant to the Gramm-Leach-Bliley Act, which is described below under the caption "Recent Legislation." The BHCA prohibits the Company from acquiring direct or indirect control of more than 5% of the outstanding voting stock or substantially all of the assets of any bank or from merging or consolidating with another bank holding company without prior approval of the Federal Reserve. Additionally, the BHCA prohibits the Company from engaging in or from acquiring ownership or control of more than 5% of the outstanding voting stock of any company engaged in a non-banking business unless such business is determined by the Federal Reserve to be so closely related to banking as to be properly incident thereto. The BHCA generally does not place territorial restrictions on the activities of such non-banking related activities.

         The Company is also subject to limited regulation and supervision by the South Carolina State Board of Financial Institutions.

Obligations of the Company to its Subsidiary Bank

         A number of obligations and restrictions are imposed on bank holding companies and their depository institution subsidiaries by Federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event the depository institution is in danger of becoming insolvent or is insolvent. For example, under the policy of the Federal Reserve, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. In addition, the "cross-guarantee" provisions of the Federal Deposit Insurance Act, as amended ("FDIA"), require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by either the Savings Association Insurance Fund ("SAIF") or the Bank Insurance Fund ("BIF") of the FDIC as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the SAIF or the BIF or both. The FDIC's claim for damages is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

         The FDIA also provides that amounts received from the liquidation or other resolution of any insured depository institution by any receiver must be distributed (after payment of secured claims) to pay the deposit liabilities of the institution prior to payment of any other general or unsecured senior liability, subordinated liability, general creditor or shareholder. This provision would give depositors a preference over general and subordinated creditors and shareholders in the event a receiver is appointed to distribute the assets of the Bank.

         Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Capital Adequacy Guidelines for Bank Holding Companies and National Banks

         The various federal bank regulators, including the Federal Reserve and the OCC have adopted risk-based and leverage capital adequacy guidelines for assessing bank holding company and bank capital adequacy. These standards define what qualifies as capital and establish minimum capital standards in relation to assets and off-balance sheet exposures, as adjusted for credit risks. In addition, the OCC may establish individual minimum capital requirements for a national bank that are different from the general requirements.

         Failure to meet capital requirements could subject the Bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC and a prohibition on the taking of brokered deposits.

         The risk-based capital standards of both the Federal Reserve Board and the OCC explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution's ability to manage these risks, as important factors to be taken into account by the agencies in assessing an institution's overall capital adequacy. The capital guidelines also provide that an institution's exposure to a decline in the economic value of its capital due to changes in interest rates should be considered by the agencies as a factor in evaluating a bank's capital adequacy. The Federal Reserve also has recently issued additional capital guidelines for bank holding companies that engage in certain trading activities.

         The Company and the Bank exceeded all applicable capital requirements by a wide margin at December 31, 1999.

Certain Transactions by the Company with its Affiliates

         Federal law regulates transactions among the Company and its affiliates, including the amount of bank loans to or investments in nonbank affiliates and the amount of advances to third parties collateralized by securities of an affiliate. Further, a bank holding company and its affiliates are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

FDIC Insurance Assessments

         Because the Bank's deposits are insured by the BIF, the Bank is subject to insurance assessments imposed by the FDIC. Currently, the assessments imposed on all FDIC deposits for deposit insurance have an effective rate ranging from 0 to 27 basis points per $100 of insured deposits, depending on the institution's capital position and other supervisory factors. However, because legislation enacted in 1996 requires that insured deposits pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation ("FICO"), the FDIC is currently assessing BIF-insured deposits an additional 1.26 basis points per $100 of deposits, and SAIF-insured deposits an additional 6.30 basis points per $100 of deposits, to cover those obligations. The FICO assessment will continue to be adjusted quarterly to reflect changes in the assessment bases of the respective funds based on quarterly Call Report and Thrift Financial Report submissions.

Regulation of the Bank

         The Bank is subject to the limitations of the National Bank Act and the regulations of the OCC as well as to examination by the OCC. The Bank is also subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, consumer credit and laws relating to branch banking. The Bank's loan operations are subject to certain federal consumer credit laws and regulations promulgated thereunder, including, but not limited to: the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers; the Home Mortgage Disclosure Act, requiring financial institutions to provide certain information concerning their mortgage lending; the Equal Credit Opportunity Act and the Fair Housing Act, prohibiting discrimination on the basis of certain prohibited factors in extending credit; the Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies; the Bank Secrecy Act, dealing with, among other things, the reporting of certain currency transactions; and the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies. The deposit operations of the Bank are subject to the Truth in Savings Act, requiring certain disclosures about rates paid on savings accounts; the Expedited Funds Availability Act, which deals with disclosure of the availability of funds deposited in accounts and the collection and return of checks by banks; the Right to Financial Privacy Act, which imposes a duty to maintain certain confidentiality of consumer financial records, and the Electronic Funds Transfer Act and regulations promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

         The  Bank  is  also  subject  to  the  requirements  of  the  Community
Reinvestment Act (the "CRA"). The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. Each financial institution's actual performance in meeting community credit needs is evaluated as part of the examination process, and also is considered in evaluating mergers, acquisitions and applications to open a branch or facility.

Other Safety and Soundness Regulations

         Prompt Corrective Action. The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized."

         A bank that is "undercapitalized"  becomes subject to provisions of the
FDIA: restricting payment of capital distributions and management fees; requiring the FDIC to monitor the condition of the bank; requiring submission by the bank of a capital restoration plan; restricting the growth of the bank's assets and requiring prior approval of certain expansion proposals. A bank that is "significantly undercapitalized" is also subject to restrictions on compensation paid to senior management of the bank, and a bank that is "critically undercapitalized" is further subject to restrictions on the activities of the bank and restrictions on payments of subordinated debt of the bank. The purpose of these provisions is to require banks with less than adequate capital to act quickly to restore their capital and to have the FDIC move promptly to take over banks that are unwilling or unable to take such steps.

         Brokered Deposits. Under current FDIC regulations, "well capitalized" banks may accept brokered deposits without restriction, "adequately capitalized" banks may accept brokered deposits with a waiver from the FDIC (subject to certain restrictions on payment of rates), while "undercapitalized" banks may not accept brokered deposits.

Interstate Banking

         Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 the Company and any other adequately capitalized bank holding company located in South Carolina can acquire a bank located in any other state, and a bank holding company located outside South Carolina can acquire any South Carolina-based bank, in either case subject to certain deposit percentage and other restrictions. Unless prohibited by state law, adequately capitalized and managed bank holding companies are permitted to consolidate their multistate bank operations into a single bank subsidiary and to branch interstate through acquisitions. De novo branching by an out-of-state bank is permitted only if the laws of the host state expressly permit it. The authority of a bank to establish and operate branches within a state continue to be subject to applicable state branching laws. South Carolina law was amended, effective July 1, 1996, to permit such interstate branching but not de novo branching by an out-of-state bank.

Recent Legislation

         On November 12, 1999, the President signed the Gramm-Leach-Bliley Act, which makes it easier for affiliations between banks, securities firms and insurance companies to take place. The Act removes Depression-era barriers that had separated banks and securities firms, and seeks to protect the privacy of consumers' financial information. Most of the provisions of the Act require the applicable regulators to adopt regulations in order to implement these provisions.

         Under provisions of the new legislation, which are effective March 11, 2000, banks, securities firms and insurance companies are able to structure new affiliations through a holding company structure or through a financial subsidiary. The legislation creates a new type of bank holding company called a "financial holding company" which has powers much more extensive than those of standard holding companies. These expanded powers include authority to engage in "financial activities," which are activities that are (1) financial in nature;
(2) incidental to activities that are financial in nature; or (3) complimentary to a financial activity and that do not impose a safety and soundness risk. Significantly, the permitted financial activities for financial holding companies include authority to engage in merchant banking and insurance activities, including insurance portfolio investing. A bank holding company can qualify as a financial holding company and expand the services it offers only if all of its subsidiary depository institutions are well-managed, well-capitalized and have received a rating of "satisfactory" on their last Community Reinvestment Act examination.

         The legislation also creates another new type of entity called a "financial subsidiary." A financial subsidiary may be used by a national bank or a group of national banks to engage in many of the same activities permitted for a financial holding company, though several of these activities, including real estate development or investment, insurance or annuity underwriting, insurance portfolio investing and merchant banking, are reserved for financial holding companies. A bank's investment in a financial subsidiary affects the way in which the bank calculates its regulatory capital, and the assets and liabilities of financial subsidiaries may not be consolidated with those of the bank. The bank must also be certain that its risk management procedures are adequate to protect it from financial and operational risks created both by itself and by any financial subsidiary. Further, the bank must establish policies to maintain the separate corporate identities of the bank and its financial subsidiary and to prevent each from becoming liable for the obligations of the other.

         The Act also establishes the concept of "functional supervision," meaning that similar activities should be regulated by the same regulator. Accordingly, the Act spells out the regulatory authority of the bank regulatory agencies, the Securities and Exchange Commission and state insurance regulators so that each type of activity is supervised by a regulator with corresponding expertise. The Federal Reserve Board is intended to be an umbrella supervisor with the authority to require a bank holding company or financial holding company or any subsidiary of either to file reports as to its financial condition, risk management systems, transactions with depository institution subsidiaries and affiliates, and compliance with any federal law that it has authority to enforce.

         Although the Act reaffirms that states are the regulators for insurance activities of all persons, including federally-chartered banks, the Act prohibits states from preventing depository institutions and their affiliates from conducting insurance activities.

         The Act also establishes a minimum federal standard of privacy to protect the confidentiality of a consumer's personal financial information and gives the consumer the power to choose how personal financial information may be used by financial institutions. The privacy provisions of the Act will not go into effect until after adoption of implementing regulations by various federal agencies.

         The Company anticipates that the Act and the regulations which are to be adopted pursuant to the Act will be likely to create new opportunities for it to offer expanded services to customers in the future, though the Company has not yet determined what the nature of the expanded services might be or when the Company might find it feasible to offer them. The Company further expects that the Act will increase competition from larger financial institutions that are currently more capable than the Company of taking advantage of the opportunity to provide a broader range of services. However, the Company continues to believe that its commitment to providing high quality, personalized service to customers will permit it to remain competitive in its market area.

Legislative Proposals

         New proposed legislation, which could significantly affect the business of banking, has been introduced or may be introduced in Congress from time to time. Management of the Company cannot predict the future course of such legislative proposals or their impact on the Company and the Bank should they be adopted.

Fiscal and Monetary Policy

         Banking is a business which depends largely on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitutes the major portion of a bank's earnings. Thus, the earnings and growth of the Company and the Bank are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open-market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve, and the reserve requirements on deposits. The nature and timing of any changes in such policies and their impact on the Company and the Bank cannot be predicted.

Item 2.  Description of Property.

         The Company owns 1.83 acres of land at 1670 East Main Street in Easley, South Carolina. The Company has a temporary office facility on the property and plans to build a permanent facility on the property. The property is considered to be well suited for the Company's purposes.

Item 3.  Legal Proceedings.

         The Company may from time to time be a party to various legal proceedings arising in the ordinary course of business, but management of the Company is not aware of any pending or threatened litigation or unasserted claims or assessments that are expected to result in losses, if any, that would be material to the Company's business and operations.

Item 4.  Submission of Matters to Vote of Security Holders.

         No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

         Although the common stock of the Company may be traded from time to time on an individual basis, no established trading market has developed and none is expected to develop in the foreseeable future. The common stock is not listed on any exchange nor is it traded on the NASDAQ National Market System, nor are there any market makers known to management. During 1999, the Company sold 800,000 shares of its common stock in a public offering for $10.00 per share. In 1999, management was aware of a few transactions in which the Company's common stock traded for about $10.00 per share. However, management has not ascertained that these transactions are the result of arm's length negotiations between the parties, and because of the limited number of shares involved, these prices may not be indicative of the market value of the common stock.

         As of February 28, 2000, there were approximately 475 holders of record of the Company's common stock, excluding individual participants in security position listings.

         The Company has never paid any cash dividends, and to maintain its capital, does not expect to pay cash dividends in the near future. The dividend policy of the Company is subject to the discretion of the Board of Directors and depends upon a number of factors, including earnings, financial conditions, cash needs and general business conditions, as well as applicable regulatory considerations. Because the Company has no operations other than those of the Bank and only has limited income of its own, the Company would rely on dividends from the Bank as its principal source of cash to pay dividends.

         Each national banking association is required by federal law to obtain the prior approval of the OCC for the payment of dividends if the total of all dividends declared by the board of directors of such bank in any year will exceed the total of (i) such bank's net profits (as defined and interpreted by regulation) for that year plus (ii) the retained net profits (as defined and interpreted by regulation) for the preceding two years, less any required transfers to surplus. In addition, national banks can only pay dividends to the extent that retained net profits (including the portion transferred to surplus) exceed bad debts (as defined by regulation).

         The payment of dividends by the Company and the Bank may also be affected or limited by other factors, such as the requirements to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the Bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The OCC has indicated that paying dividends that deplete a national bank's capital base to an inadequate level would be an unsafe and unsound banking practice. The Federal Reserve, the OCC and the FDIC have issued policy statements which provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

         The Company is a bank holding company and has no operations other than those carried on by its wholly owned subsidiary, Cornerstone National Bank. The Bank commenced business on September 15, 1999. It conducts a general banking business in Easley, South Carolina, out of one office.

         For the Year 2000 the Bank's plan of operation is to seek to attract new deposit and loan customers. Deposit accounts will be sought from individuals and businesses in the Easley, South Carolina area. The Bank will offer competitive rates for such accounts and may seek new accounts by offering rates slightly above those prevailing in the market. Loan business will be sought by offering competitive rates and terms to credit worthy customers. Management will emphasize personal service and accessibility as reasons for customers to do business with the Bank. Personal contacts by management as well as advertising and competitive prices and services will be the Bank's principal marketing tools.

         The Company sold $8 million of common stock in the third quarter of 1999. At December 31, 1999, shareholders' equity had declined to $7,572,030 as a result of operating losses. However, the Company had over $1,900,000 million in cash and liquid assets at December 31, 1999. These funds are expected to be more than sufficient to absorb operating losses in 2000. Accordingly, the Company does not expect to have to raise additional funds in 2000.

         In 1999, the Bank purchased a 1.83 acre tract of land for its office site. A modular office facility was located on a portion of the site to serve as the Bank's office until permanent quarters could be built on the site. In early 2000 the Bank engaged an architect to design a permanent office building. The Bank expects to complete the plans for the building, let a contract and commence construction in 2000. It is estimated that the cost of the building together with furnishings and equipment will be approximately $1,500,000.

         The Company does not expect there will be significant changes in the number of employees in 2000 although 2 or 3 additional employees may be hired.

Item 7.  Financial Statements.

     Included herewith are the following financial statements:

          Consolidated Balance Sheet at December 31, 1999

          Consolidated Statement of Operations for the period from January 11, 1999 (inception) to December 31, 1999

          Consolidated Statement of Changes in Shareholders' Equity for the period from January 11, 1999 (inception) to December 31, 1999

          Consolidated  Statement  of Cash Flows for the period from January 11,
               1999 (inception) to December 31, 1999

          Notes to Financial Statements

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Cornerstone Bancorp and Subsidiary
Easley, South Carolina


         We have audited the accompanying consolidated balance sheet of Cornerstone Bancorp and Subsidiary (the "Company") as of December 31, 1999 and the related consolidated statements of operations, shareholders' equity and cash flows for the period from January 11, 1999 (inception) through December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Cornerstone Bancorp and Subsidiary at December 31, 1999 and the results of their operations and cash flows for the period from January 11, 1999 (inception) through December 31, 1999, in conformity with generally accepted accounting principles.







February 4, 2000
Elliott, Davis & Company, LLP
Greenville, South Carolina

                       CORNERSTONE BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1999

          ASSETS

CASH AND DUE FROM BANKS .....................................      $    711,239

FEDERAL FUNDS SOLD ..........................................         1,910,000

INVESTMENT SECURITIES .......................................         9,388,957

LOANS, NET ..................................................         6,631,232

PROPERTY AND EQUIPMENT, NET .................................           871,704

OTHER ASSETS ................................................           285,562
                                                                   ------------
       Total assets .........................................      $ 19,798,694
                                                                   ============

          LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
   Deposits
     Noninterest bearing ....................................      $  2,067,449
     Interest bearing .......................................         7,853,887
                                                                   ------------
       Total deposits .......................................         9,921,336

   Securities sold under repurchase agreements ..............         2,289,278
   Other liabilities ........................................            11,586
                                                                   ------------
       Total liabilities ....................................        12,222,200

COMMITMENTS AND CONTINGENCIES - Notes 9 and 13

SHAREHOLDERS' EQUITY
   Preferred stock, 10,000 shares authorized,
     no shares issued
   Common stock, no par value, 20,000,000 shares
     authorized, 800,000 shares issued ......................         7,985,000
   Retained deficit .........................................          (399,843)
   Accumulated other comprehensive loss .....................            (8,663)
                                                                   ------------
       Total shareholders' equity ...........................         7,576,494
                                                                   ------------
       Total liabilities and shareholders' equity ...........      $ 19,798,694
                                                                   ============


         The  accompanying   notes  are  an  integral  part  of  this  financial
statement.

                       CORNERSTONE BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                For the period from January 11, 1999 (inception)
                            through December 31, 1999

INTEREST INCOME
   Loans and fees on loans .....................................      $  82,459
   Investment securities .......................................        192,834
   Escrow account ..............................................         34,612
                                                                      ---------

       Total interest income ...................................        309,905

INTEREST EXPENSE
   Deposits and borrowings .....................................         88,993
                                                                      ---------

       Net interest income .....................................        220,912

PROVISION FOR POSSIBLE LOAN LOSSES .............................        105,000
                                                                      ---------

       Net interest income after provision for possible
         loan losses ...........................................        115,912

NONINTEREST INCOME
   Service fees on deposit accounts ............................          8,000

NONINTEREST EXPENSES
   Salaries and benefits .......................................        154,327
   Advertising .................................................         21,016
   Supplies ....................................................         31,041
   Data processing .............................................         20,073
   Occupancy and equipment .....................................         53,806
   Organizational and pre-opening expenses .....................        249,678
   Other operating .............................................         80,607
                                                                      ---------

       Total noninterest expenses ..............................        610,548
                                                                      ---------
       Loss before income taxes ................................       (486,636)

INCOME TAX BENEFIT .............................................         86,793
                                                                      ---------
       Net loss ................................................      $(399,843)
                                                                      =========

NET LOSS PER COMMON SHARE ......................................      $    (.50)
                                                                      =========

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING ...................................        800,000
                                                                      =========

    The accompanying notes are an integral part of this financial statement.

                       CORNERSTONE BANCORP AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
   For the period from January 11, 1999 (inception) through December 31, 1999

                                                                                                     Accumulated
                                                                  Common stock                           Other            Total
                                                                  ------------           Retained    Comprehensive    Shareholders'
                                                               Shares       Amount        Deficit        loss             equity
                                                               ------       ------        -------    -------------    --------------

BALANCE, JANUARY 11, 1999 (inception) ................              -     $        -     $        -      $        -      $        -

   Net loss ..........................................              -              -       (399,843)              -        (399,848)

   Other comprehensive loss, net of taxes
     Unrealized loss on investment securities ........              -              -              -          (8,663)         (8,663)
                                                                                                                        -----------

   Comprehensive loss ................................                                                                     (408,506)

   Sale of stock (net of offering
     expenses of 15,000) .............................        800,000      7,985,000              -               -       7,985,000
                                                          -----------    -----------    -----------     -----------     -----------
BALANCE, DECEMBER 31, 1999 ...........................        800,000    $ 7,985,000    $  (399,843)    $    (8,663)    $ 7,576,494
                                                          ===========    ===========    ===========     ===========     ===========







    The accompanying notes are an integral part of this financial statement.

                       CORNERSTONE BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                For the period from January 11, 1999 (inception)
                            through December 31, 1999


OPERATING ACTIVITIES
   Net loss ..................................................     $   (399,843)
   Adjustments to reconcile net loss to net cash used in
     operating activities
     Deferred income tax benefit .............................          (86,793)
     Provision for possible loan losses ......................          105,000
     Depreciation and amortization ...........................           20,296
     Increase in other assets ................................         (194,306)
     Increase in other liabilities ...........................           11,585
                                                                   ------------
         Net cash used in operating activities ...............         (544,061)
                                                                   ------------

INVESTING ACTIVITIES
   Increase in federal funds sold ............................       (1,910,000)
   Purchase of investment securities .........................       (9,402,083)
   Increase in loans, net ....................................       (6,736,232)
   Purchase of property and equipment ........................         (892,000)
                                                                   ------------
         Net cash used in investing activities ...............      (18,940,315)
                                                                   ------------

FINANCING ACTIVITIES
   Sale of stock, net ........................................        7,985,000
   Net increase in deposits ..................................       12,210,615
                                                                   ------------
         Net cash provided by financing activities ...........       20,195,615
                                                                   ------------
         Net increase in cash and cash equivalents ...........          711,239

CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD .................................................                -
                                                                   ------------

CASH AND CASH EQUIVALENTS, END OF
   PERIOD ....................................................     $    711,239
                                                                   ============


CASH PAID FOR
   Interest ..................................................     $     77,993
                                                                   ============
   Income taxes ..............................................$               -
                                                                   ============





    The accompanying notes are an integral part of this financial statement.

                       CORNERSTONE BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

         Cornerstone Bancorp, (the "Company") was incorporated under the laws of the State of South Carolina for the purpose of operating as a bank holding company with respect to a then proposed de novo bank, Cornerstone National Bank (the "Bank"). The Company offered its common stock for sale to the public under an initial public offering price of $10 per share and raised approximately $8 million in capital, net of offering expenses. The Company obtained regulatory approval to operate a national bank and opened the Bank for business on September 15, 1999, with a total capitalization of $6 million. The Bank provides full commercial banking services to customers and is subject to regulation by the Office of the Controller of the Currency (OCC) and the Federal Deposit Insurance Corporation. The Company is subject to the regulation of the Federal Reserve Board.

         Prior to September 15, 1999, the Company devoted all of its efforts to establishing the Bank and accordingly operated as a development stage enterprise as defined by Statement of Financial Accounting Standard (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises".

     Basis of presentation

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank. The Company operates as one business segment. All significant intercompany balances and transactions have been eliminated. The accounting and reporting policies conform to generally accepted accounting principles and to general practices in the banking industry. The Company uses the accrual basis of accounting.

         Estimates

              The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amount of income and expenses during the reporting periods. Actual results could differ from those estimates.

         Concentrations of credit risk

              The Company makes loans to individuals and businesses in and around Upstate South Carolina for various personal and commercial purposes. The Bank has a diversified loan portfolio and the borrowers' ability to repay their loans is not dependent upon any specific economic sector.

         Investment securities

              The Company accounts for investment securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The statement requires investments in equity and debt securities to be classified into three categories:

               1. Available for sale securities: These are securities which are not classified as either held to maturity or as trading securities. These securities are reported at fair market value. Unrealized gains and losses are reported, net of income taxes, as separate components of shareholders' equity (accumulated other comprehensive loss).

               2. Held to maturity securities: These are investment securities which the Company has the ability and intent to hold until maturity. These securities are stated at cost, adjusted for amortization of premiums and the accretion of discounts. The Company has no held to maturity securities.

               3. Trading securities: These are securities which are bought and held principally for the purpose of selling in the near future. Trading securities are reported at fair market value, and related unrealized gains and losses are recognized in the income statement. The Company has no trading securities.

              Gains or losses on dispositions of investment securities are based on the differences between the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method.

     Loans, interest and fee income on loans

         Loans are stated at the principal balance outstanding. Unearned discount, unamortized loan fees and the allowance for possible loan losses are deducted from total loans in the balance sheet. Interest income is recognized over the term of the loan based on the principal amount outstanding. Points on real estate loans are taken into income to the extent they represent the direct cost of initiating a loan. The amount in excess of direct costs is deferred and amortized over the expected life of the loan.

         Loans are generally placed on non-accrual status when principal or interest becomes ninety days past due, or when payment in full is not anticipated. When a loan is placed on non-accrual status, interest accrued but not received is generally reversed against interest income. If collectibility is in doubt, cash receipts on non-accrual loans are not recorded as interest income, but are used to reduce principal.

     Allowance for possible loan losses

          The provision for possible loan losses charged to operating expenses reflects the amount deemed appropriate by management to establish an adequate reserve to meet the present and foreseeable risk characteristics of the current loan portfolio. Management's judgement is based on periodic and regular evaluation of individual loans, the overall risk characteristics of the various portfolio segments, past experience with losses and prevailing and anticipated economic conditions. Loans which are determined to be uncollectible are charged against the allowance. Provisions for possible loan losses and recoveries on loans previously charged off are added to the allowance.

          The Bank accounts for impaired loans in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". This standard requires that all lenders value loans at the loan's fair value if it is probable that the lender will be unable to collect all amounts due according to the terms of the loan agreement. Fair value may be determined based upon the present value of expected cash flows, market price of the loan, if available, or value of the underlying collateral. Expected cash flows are required to be discounted at the loan's effective interest rate.

          Under SFAS No. 114 when the ultimate collectibility of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are applied to principal. When this doubt does not exist, cash receipts are applied under the contractual terms of the loan agreement first to principal then to interest income. Once the reported principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent that any interest has been foregone. Further cash receipts are recorded as recoveries of any amounts previously charged off.

          A loan is also considered impaired if its terms are modified in a troubled debt restructuring. For these accruing impaired loans, cash receipts are typically applied to principal and interest receivable in accordance with the terms of the restructured loan agreement. Interest income is recognized on these loans using the accrual method of accounting. As of December 31, 1999, the Bank had no impaired loans.

     Non-performing assets

         Non-performing assets include real estate acquired through foreclosure or deed taken in lieu of foreclosure, and loans on non-accrual status. Loans are placed on non-accrual status when, in the opinion of management, the collection of additional interest is questionable. Thereafter no interest is taken into income unless received in cash or until such time as the borrower demonstrates the ability to pay principal and interest. At December 31, 1999, the Bank had no non-performing assets.

         Property and equipment

              Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Maintenance and repairs are charged to operations, while major improvements are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation are eliminated from the accounts, and gain or loss is included in income from operations.

         Organizational costs

              In accordance  with Statement of Position 98-5,  "Reporting on the
              Costs  of  Start-up   Activities,"   the  Company   expenses   all
              organizational and pre-opening costs as incurred.

         Income taxes

              The financial statements have been prepared on the accrual basis. When income and expenses are recognized in different periods for financial reporting purposes versus for purposes of computing income taxes currently payable, deferred taxes are provided on such temporary differences. The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Under SFAS 109, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the consolidated financial statements or tax return. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled.

         Advertising and public relations expense

              Advertising, promotional and other business development costs are generally expensed as incurred. External costs incurred in producing media advertising are expensed the first time the advertising takes place. External costs relating to direct mailing costs are expensed in the period in which the direct mailings are sent.

     Basic net loss per common share

         Basic net loss per common share is computed on the basis of the weighted average number of common shares outstanding in accordance with SFAS No. 128, "Earnings per Share". For purposes of calculating net loss per share, the calculation assumed the stock was outstanding all of 1999. The treasury stock method is used to compute the effect of stock options on the weighted average number of common shares outstanding for the diluted method. No dilution occurs under the treasury stock method as the exercise price of stock options equals or exceeds the market value of the stock.

         Statement of cash flows

              For purposes of reporting cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption "Cash and Due From Banks". Cash and cash equivalents have an original maturity of three months or less.

    Fair values of financial instruments

      SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," as amended by SFAS No. 119, requires disclosure of fair value information for financial instruments, whether or not recognized in the balance sheet, when it is practicable to estimate the fair value. SFAS No. 107 defines a financial instrument as cash, evidence of an ownership interest in an entity or contractual obligations which require the exchange of cash or other financial instruments. Certain items are specifically excluded from the disclosure requirements, including the Company's common stock. In addition, other nonfinancial instruments such as premises and equipment and other assets and liabilities are not subject to the disclosure requirements.

      The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

          Cash and due from banks - The carrying amounts of cash and due from banks (cash on hand and due from banks) approximate their fair value.

          Federal funds sold - The carrying amounts of federal funds sold approximate their fair value.

          Investment securities held to maturity and available for sale - Fair values for investment securities are based on quoted market prices.

          Loans - For variable rate loans that reprice frequently and for loans that mature within one year, fair values are based on carrying values. Fair values for all other loans are estimated using discounted cash flow analyses, with interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

          Deposits - The fair values disclosed for demand deposits are, by definition, equal to their carrying amounts. The carrying amounts of variable rate, fixed-term money market accounts and short-term certificates of deposit approximate their fair values at the reporting date. Fair values for long-term fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities.

          Securities sold under repurchase agreements - The carrying amounts of securities sold under repurchase agreements approximate their fair value.

          Off balance sheet instruments - Fair values of off balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

    Recently issued accounting standards

      In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." All derivatives are to be measured at fair value and recognized in the balance sheet as assets or liabilities. This statement's effective date was delayed by the issuance of SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS 133," and is effective for fiscal years and quarters beginning after June 15, 2000. The Company does not expect that the adoption of SFAS 133 will have a material impact on the presentation of the Company's financial results or financial position.

    Risks and Uncertainties

      In the normal course of its business the Company encounters two significant types of risks: economic and regulatory. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk to the degree that its interest-bearing liabilities mature or reprice at different speeds, or on different bases, than its interest-earning assets. Credit risk is the risk of default on the Company's loan portfolio that results from borrower's inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of collateral underlying loans receivable and the valuation of real estate held by the Company.

      The Company is subject to the regulations of various governmental agencies. These regulations can and do change significantly from period to period. The Company also undergoes periodic examinations by the regulatory agencies, which may subject it to further changes with respect to asset valuations, amounts of required loss allowances and operating restrictions from the regulators' judgments based on information available to them at the time of their examination.


NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

         The Bank is required to maintain average reserve balances, computed by applying prescribed percentages to its various types of deposits, either at the bank or on deposit with the Federal Reserve Bank. At December 31, 1999 these required reserves were met by vault cash.

NOTE 3 - FEDERAL FUNDS SOLD

         When the Bank's cash reserves (Note 2) are in excess of the required amount, it may lend excess to other banks on a daily basis. As of December 31, 1999 federal funds sold amounted to $1,910,000.


NOTE 4 - INVESTMENT SECURITIES

         The amortized costs and fair value of investment securities available for sale are as follows:

                                                                                    December 31, 1999
                                                                                    -----------------
                                                                                    Gross unrealized
                                                                   Amortized        ----------------           Fair
                                                                      cost        Gains        Losses          value
                                                                      ----        -----        ------          -----
Federal agencies .........................................      $   9,222,083   $       -    $   13,126   $     9,208,957
Federal Reserve Bank stock - restricted ..................            180,000           -             -           180,000
                                                                -------------   ---------    ----------   ---------------

       Total investment securities .......................      $   9,402,083   $       -    $   13,126   $     9,388,957
                                                                =============   =========    ==========   ===============

         The amortized costs and fair values of securities available for sale at December 31, 1999, by contractual maturity, are shown in the following chart. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                       Amortized
                                                          cost        Fair value
                                                          ----        ----------
Within one year ..................................     $4,848,975     $4,845,630
Due after one through five years .................      4,373,108      4,363,327
Federal Reserve Bank stock (no maturity) .........        180,000        180,000
                                                       ----------     ----------
    Total investment securities ..................     $9,402,083     $9,388,957
                                                       ==========     ==========

         At  December  31,  1999,   $902,192  in  securities   were  pledged  to
collateralize public deposits.

NOTE 5 - LOANS
         The composition of net loans by major loan category as of December 31, 1999 is presented below:

Commercial .................................................          $2,793,000
Real estate - construction .................................             130,000
Real estate - mortgage .....................................           2,264,000
Consumer ...................................................           1,549,232
                                                                      ----------

Loans, gross ...............................................           6,736,232
Less allowance for possible loan losses ....................             105,000
                                                                      ----------
Loans, net .................................................          $6,631,232
                                                                      ==========

         At December 31, 1999 there were no nonaccruing or impaired loans. During the period ended December 31, 1999 there were no loans charged off and no recoveries on loans previously charged off.

NOTE 6 - PROPERTY AND EQUIPMENT
         Property   and   equipment   are   stated  at  cost  less   accumulated
depreciation. Components of property and equipment included in the balance sheet as of December 31, 1999 are as follows:

Land and improvements ......................................            $570,981
Furniture and equipment ....................................             295,754
Vehicles ...................................................              25,265
                                                                        --------
                                                                         892,000
Accumulated depreciation ...................................              20,296
                                                                        --------
    Total property and equipment ...........................            $871,704
                                                                        ========

         Depreciation expense for the period ended December 31, 1999 amounted to $20,296. Depreciation is charged to operations over the estimated useful lives of the assets. The estimated useful lives and methods of depreciation for the principal items follow:

         Type of Asset              Life in Years           Depreciation Method
         -------------              -------------           -------------------
   Software                            3                      Straight-line
   Furniture and equipment             5 to 7                 Straight-line
   Improvements                        5 to 40                Straight-line
   Vehicles                            3                      Straight-line

NOTE 7 - DEPOSITS

         The following is a detail of the deposit accounts as of December 31, 1999:

Noninterest bearing .....................................             $2,067,449
Interest bearing:
  NOW accounts ..........................................              3,973,730
  Money market accounts .................................                627,321
  Savings ...............................................                352,411
  Time, less than $100,000 ..............................                987,448
  Time, $100,000 and over ...............................              1,912,977
                                                                      ----------
Total deposits ..........................................             $9,921,336
                                                                      ==========

         Interest expense on time deposits greater than $100,000 was $19,983 in 1999.

         At December 31, 1999 the scheduled maturities of certificates of deposit are as follows:

     2000                                                             $2,730,404
     2001                                                                 91,717
     2002                                                                 21,278
     2003                                                                 57,026
                                                                      ----------
                                                                      $2,900,425

NOTE 8 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

           Securities sold under repurchase agreements consist of the following as of December 31, 1999:

U. S. Government securities with an amortized
  cost of $2,799,029($2,783,852 fair value) are
  used as collateral for the agreements ......................        $2,289,278
                                                                      ==========

The Bank enters into sales of securities under agreements to repurchase. These obligations to repurchase securities sold are reflected as liabilities in the balance sheets. The dollar amount of securities underlying the agreements are book entry securities maintained by a safekeeping agent. The weighted-average interest rate of these agreements was 4.5 percent at December 31, 1999. The maximum amount outstanding at any month-end was $2,289,278 during 1999.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

         The Bank may become party to litigation and claims arising in the normal course of business. As of December 31, 1999, there is no litigation pending.

         The Company has a five year contract with a data processing service. Monthly costs are approximately $4,500.

         The Company purchased and is the beneficiary of life insurance for its chief executive officer and chief financial officer.

         Refer to Note 13 concerning financial instruments with off balance sheet risk.

NOTE 10 - UNUSED LINES OF CREDIT

         At December 31, 1999, the Bank had an unused line of credit to purchase federal funds totaling $1,500,000 from an unrelated bank. This line of credit is available on a one to seven day basis for general corporate purposes of the Bank. The lender has reserved the right to withdraw the line at their option.

NOTE 11 - INCOME TAXES

         The income tax benefit of $86,793 recorded in 1999 reflects the value of net operating losses available for offset against future taxable income and are available through 2014.

NOTE 12 - RELATED PARTY TRANSACTIONS

         Certain directors, executive officers and companies with which they are affiliated, are customers of and have banking transactions with the Bank in the ordinary course of business. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable arms-length transactions.

         A  summary  of  loan  transactions  with  directors,   including  their
affiliates, and executive officers as of December 31, 1999 are as follows:

Balance, beginning of period .............................       $             -
New loans ................................................             1,857,067
Less loan payments .......................................                18,733
                                                                      ----------
Balance, end of period ...................................            $1,838,334
                                                                      ==========

         Deposits by directors and their related interests, at December 31, 1999 approximated $2,365,042.

         For a portion of 1999, the Company leased temporary office space from one of the directors. Rent expense charged to operations was $4,500.

         The Company purchased the land for its main office from a director at a cost of $450,000 which was less than the appraised value.

NOTE 13 - FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK

         In the ordinary course of business, and to meet the financing needs of its customers, the Bank is a party to various financial instruments with off balance sheet risk. These financial instruments, which include commitments to extend credit and standby letters of credit, involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheet. The contract amount of those instruments reflects the extent of involvement the Bank has in particular classes of financial instruments.

         The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amounts of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments.

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 1999, unfunded commitments to extend credit were $1,310,429 and outstanding letters of credit were $233,000. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.


NOTE 14 - EMPLOYEE BENEFIT PLAN

         On September 27, 1999, the Company adopted a Simple IRA Plan for the benefit of all eligible employees. The Bank contributes up to 3 percent of the employee's compensation. Employer contributions made to the Plan in 1999 amounted to $7,230.

NOTE 15 - STOCK OPTION PLAN

         During 1999, the Board of Directors adopted a stock option plan for the benefit of the directors. The Board granted 40,000 options at an option price of $10 per share. All options vest 33 percent each year for three years and expire 10 years from the grant date. The Bank has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation cost been determined based on the fair value at the grant date for the above stock option awards consistent with the provisions of SFAS 123, the Bank's net loss and net loss per common share would have been increased to the pro forma amounts indicated below:

                                                            For the period ended
                                                             December 31, 1999
                                                             -----------------
Net loss - as reported ....................................       $(399,843)
Net loss - pro forma ......................................        (417,043)
Net loss per common share - as reported ...................            (.50)
Net loss per share  - pro forma ...........................            (.52)


         The fair value of the option grant is estimated on the date of grant using the Black-Scholes option pricing model and the minimum value method allowed by SFAS 123. The risk free interest rate used was 5.89 percent, the expected option life was 3 years and the assumed dividend rate was zero.

         A summary of the status of the plan as of December 31, 1999 and changes during the year ending on that date is presented below:

                                                                Weighted average
                                                Shares          exercise price
                                                ------          --------------
Outstanding at beginning of period                   -
Granted                                         40,000         $      10.00
Exercised                                            -
Forfeited or expired                                 -
                                                ------
Outstanding at end of period                    40,000
                                                ======
Options exercisable at December 31, 1999          None
Shares available for grant                        None

NOTE 16 - DIVIDENDS

         There are no current plans to initiate payment of cash dividends and future dividend policy will depend on the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Company's Board of Directors. Federal banking regulations restrict the amount of dividends that the Bank can pay to the Company. At December 31, 1999 the Bank has no retained earnings from which to pay dividends.

NOTE 17 - REGULATORY MATTERS

         The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 1999, that the Bank meets all capital adequacy requirements to which it is subject.

         As of December 31, 1999, the most recent notification of the banking regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category. The Bank's actual capital amounts and ratios and minimum regulatory amounts and ratios are presented as follows:

                                                                                                              To be well capitalized
                                                                                           For capital       Under prompt corrective
                                                                                         Adequacy purposes      Action provisions
                                                                                         -----------------      -----------------
                                                                    Actual                    Minimum                 Minimum
                                                                    ------                    -------                 -------
                                                              Amount        Ratio       Amount       Ratio       Amount        Ratio
                                                              ------        -----       ------       -----       ------        -----
                                                                                      (amounts in thousands)
As of December 31, 1999
Total Capital (to risk weighted assets) ............        $5,741          59.9%      $  767         8.0%      $  958         10.0%
Tier 1 Capital (to risk weighted assets) ...........         5,636          58.8          225         4.0          575          6.0
Tier 1 Capital (to average assets) .................         5,636          33.3          383         4.0          847          5.0


NOTE 18 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

         The estimated fair values of the Company's financial instruments were as follows at December 31, 1999:

                                                         Carrying        Fair
                                                          amount         value
                                                          ------         -----
FINANCIAL ASSETS
    Cash and due from banks ........................    $  711,239    $  711,239
    Federal funds sold .............................     1,910,000     1,910,000
    Investment securities ..........................     9,388,957     9,388,957
    Loans ..........................................     6,631,232     6,504,192
FINANCIAL LIABILITIES
    Deposits .......................................     9,921,336     9,779,696
    Securities sold under repurchase agreements ....     2,289,278     2,289,278

OFF BALANCE SHEET INSTRUMENTS
    Commitments to extend credit ...................     1,310,429     1,310,429
    Standby letters of credit ......................       233,000       233,000


NOTE 19 - PARENT COMPANY INFORMATION

        Following is condensed financial information of Cornerstone Bancorp (parent company only):

                             CONDENSED BALANCE SHEET

                                                                         1999
                                                                         ----
    ASSETS
    Cash .................................................            $1,936,312
    Investment in subsidiary .............................             5,640,182
                                                                      ----------
                                                                      $7,576,494

STOCKHOLDERS' EQUITY .....................................            $7,576,494
                                                                      ==========

                        CONDENSED STATEMENT OF OPERATIONS

                                                              For the period
                                                             January 11, 1999
                                                                (inception)
                                                                  through
                                                             December 31, 1999
                                                             -----------------
INCOME
    Escrow accounts ........................................     $  34,613

EXPENSES
    Sundry .................................................        83,301
                                                                 ---------
       Loss before equity in undistributed net loss
           of bank subsidiary ..............................       (48,688)

EQUITY IN UNDISTRIBUTED NET LOSS OF
    SUBSIDIARY .............................................      (351,155)
                                                                 ---------

       Net loss ............................................     $(399,843)
                                                                 =========


                        CONDENSED STATEMENT OF CASH FLOWS

                                                              For the period
                                                             January 11, 1999
                                                                (inception)
                                                                  through
                                                             December 31, 1999
                                                             -----------------

OPERATING ACTIVITIES
    Net loss ..................................................  $  (399,843)
    Adjustments to reconcile net loss to net cash
        used for operating activities
        Equity in undistributed net loss of bank subsidiary ...      351,155
                                                                 -----------
           Net cash used for operating activities .............      (48,688)

INVESTING ACTIVITIES
    Investment in bank subsidiary .............................   (6,000,000)

FINANCING ACTIVITIES
    Proceeds from sale of stock, net ..........................    7,985,000
                                                                 -----------

           Net increase in cash ...............................    1,936,312

CASH, BEGINNING OF PERIOD .....................................            -
                                                                 -----------

CASH, END OF PERIOD ...........................................  $ 1,936,312
                                                                 ===========

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         Not Applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors

         The table shows, as to each director, his name, age, positions held with the Company and principal occupation for the past five years and the period during which he served as a director of the Company. Directors of the Company serve until the first annual meeting of shareholders in 2000 or until their successors are elected and qualify.


NAME                           AGE                  PRINCIPAL OCCUPATION                    DIRECTOR SINCE
----                           ---                  --------------------                    --------------
J. Rodger Anthony              54    President and Chief Executive Officer of the                1999
                                     Company, since 1999; Chief Executive Officer,
                                     First National Bank of Pickens County, Easley, SC,
                                     1979 to 1998

Walter L. Brooks               72    President, G&B Enterprises, Liberty, SC (egg                1999
                                     production)

T. Edward Childress, III       53    Pharmacist                                                  1999


Nicholas S. Clark              32    Vice President, Secretary, Treasurer and Chief              1999
                                     Financial Officer of the Company, since 1999;
                                     Chief Financial Officer, First National Bank of
                                     Pickens County, Easley, SC, 1993 to 1998

J. Bruce Gaston                42    Certified Public Accountant                                 1999

S. Ervin Hendricks, Jr.        56    President, Nu-Life Environmental, Inc., Easley, SC          1999


Joe E. Hooper                  60    President, Pride Mechanical & Fabrication Company,          1999
                                     Inc.

Robert R. Spearman             59    Owner, Spearman Surveying Company, Easley, SC               1999

John M. Warren, Jr., M.D.      48    Physician, Easley Ob-Gyn Associates, P.A.,                  1999
                                     Easley, SC

George I. Wike, Jr.            54    Investor                                                    1999

         Neither the principal executive officers nor any director nominees are related by blood, marriage or adoption in the degree of first cousin or closer.

Executive Officers

         The names and positions with the Company of each executive officer of the Company are as follows:

J. Rodger Anthony          President and Chief Executive Officer

Nicholas S. Clark          Vice President and Chief Financial Officer

         The age and business experience of Messrs. Anthony and Clark are set forth above under "-Directors." Neither the principal executive officers nor any directors are related by blood, marriage or adoption in the degree of first cousin or closer.

Item 10. Executive Compensation.

         The following table sets forth the remuneration paid during the year ended December 31, 1999 to the Chief Executive Officer. No other principal officer of the Company was paid remuneration in excess of $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                                  Number of
                                                                                 Securities
                                                Annual Compensation(1)            Underlying
                                                ----------------------             Options          All Other
Name and Principal Position                 Year       Salary         Bonus        Awarded       Compensation(2)
---------------------------                 ----       ------         -----        -------       ---------------

J. Rodger Anthony                           1999     $100,000            -0-        4,000            $2,520
  President and Chief
  Executive Officer
---------------------

(1) Perquisites and personal benefits did not exceed the lesser of $50,000 or 10% of Mr. Anthony's salary plus bonus payments.
(2) Contributions by the Company to the Company's Simple IRA Plan on behalf of Mr. Anthony in the amount of $2,520 in fiscal year 1999.

                            ORGANIZERS' STOCK OPTIONS

         On December 14, 1999, the Board of Directors of the Company, in consideration of the time and efforts of the directors of the Company in organizing the Company and its subsidiary bank and each director's personally guaranteeing a portion of the organizational expenses, granted options to each director to purchase up to 4,000 shares of the common stock of the Company for a purchase price of $10.00 per share, which was the price at which the common stock was sold to the public in 1999. The options become exercisable for each director one-third each year beginning on December 14, 2000 and expire on December 14, 2009 unless they terminate sooner as the result of the director's ceasing to be a director of the Company, in which case the options expire six months after the holder ceases to be a director.

                        OPTION GRANTS IN LAST FISCAL YEAR

         The following table presents information about options held by the person named in the Summary Compensation Table at December 31, 1999. No options were exercised by Mr. Anthony during the year ended December 31, 1999

                                             Individual Grants
                                             -----------------
                                     Number of           % of Total
                                     Securities           Options
                                     Underlying          Granted to         Exercise
                                      Options            Employees            Price              Expiration
        Name                         Granted(1)           in 1999         (per share)                Date
        ----                         ----------           -------         -----------                ----

J. Rodger Anthony                      4,000                50%             $10.00                12/14/09

(1) Such options become exercisable in one-third increments on each of December 14, 2000, 2001, and 2002.

          OPTION EXERCISES AND YEAR END OPTIONS OUTSTANDING AND VALUES

                                                        Number of Securities           Value of Unexercised
                                                       Underlying Unexercised              In-the-Money
                       Shares Acquired     Value          Options 12/31/99              Options 12/31/99(1)
Name                     on Exercise     Realized   Exercisable     Unexercisable   Exercisable       Unexercisable
----                   ---------------   --------   -----------     -------------   -----------       -------------

J. Rodger Anthony             0              0              0           4,000          $0.00            $0.00

---------------
(1) Based on exercise prices of $10.00 per share and assuming that the fair market value of the Company's common stock on December 31, 1999 was $10.00 per share.

Compensation of Directors

         In 1999, each director was granted options to purchase 4,000 shares of common stock. The exercise price of the options is $10.00 per share, which was the fair market value of the options on the date of grant. The options become exercisable one-third annually beginning December 14, 2000 and expire December 14, 2009.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

       The number of shares owned and the percentage of outstanding common stock such number represents at March 1, 2000, for all directors and executive officers of the Company and for all persons who are currently beneficial owners of 5% or more of the Company's common stock is set forth below.

                                                         Number of Shares                   % of Outstanding
Name (and Address of 5% Owners)                         Beneficially Owned                    Common Stock
-------------------------------                         ------------------                    ------------
J. Rodger Anthony                                           30,000                                3.80
Walter L. Brooks (1)                                         5,400                                0.68
T. Edward Childress, III                                    75,000                                9.40
    2905 White Horse Road
    Greenville, SC
Nicholas S. Clark                                           10,500                                1.30
J. Bruce Gaston                                             15,000                                1.90
S. Ervin Henricks, Jr.                                      28,500                                3.63
Joe E. Hooper                                               35,000                                4.38
Robert R. Spearman                                           3,000                                0.38
John M. Warren, Jr., M.D. (2)                               10,500                                1.31
George I. Wike, Jr.                                         75,000                                9.40
    28 Mandarin Circle
    Taylors, SC
All directors and executive                                _______                               _____
officers as a group (10 persons)                           287,900                               36.00

--------------------
(1) Includes 5,000 shares owned by a partnership in which Mr. Brooks is a partner.
(2) Includes 500 shares owned by a trust of which Dr. Warren is trustee as to which Dr. Warren disclaims beneficial ownership.

Except as otherwise indicated, to the knowledge of management, all shares are owned directly with sole voting power.

Item 12. Certain Relationships and Related Transactions.

         Purchase of Real Estate. In 1999 the Company purchased the land on which its temporary office is located and on which it plans to build a permanent office from S. Ervin Hendricks, Jr., a director of the Company. The land purchased was 1.8 acres with 594 feet of frontage on 2 streets. The purchase price of $450,000.00 was negotiated at arm's length by an ad hoc committee of the Board and was less than the appraised value of the property determined by two separate appraisers. The transaction resulted in a profit to Mr. Hendricks.

         Extensions of Credit. The Company, in the ordinary course of its business, makes loans to and has other transactions with directors, officers, principal shareholders, and their associates. Loans are made on substantially the same terms, including rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectibility or present other unfavorable features. The Company expects to continue to enter into transactions in the ordinary course of business on similar terms with directors, officers, principal stockholders, and their associates. The aggregate dollar amount of such loans outstanding at December 31, 1999 was $1,838,334. During 1999, $1,857,067 new loans were made and repayments totaled $18,733.

         Organizers Options. See the discussion in Item 10 under the caption "ORGANIZERS' OPTIONS."

Item 13. Exhibits and Reports on Form 8-K.

(a)      Description of Exhibits.

Exhibit No.                Description

3.1                       Articles of Incorporation of Registrant*
3.2                       Bylaws of Registrant*
10.1                      Form of Option Agreements
21                        Subsidiaries of Registrant
27                        Financial Data Schedule
______________
*Incorporated  by  reference  to  Registration   statement  on  Form  SB-2  (No.
333-79543).

(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the fourth quarter of 1999.

                           FORWARD-LOOKING STATEMENTS


         This document contains forward-looking statements with respect to the financial condition, results of operations, and business of the Company and the Bank. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) The Company and its subsidiary bank may not be able to operate profitably; (2) Competitive pressure in the banking industry may increase significantly; (3) Costs or difficulties related to operation of the Bank may be greater than expected; (4) Changes in the interest rate environment may reduce margins; (5) General economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, a deterioration in credit demand and quality; (6) Changes may occur in the regulatory environment; (7) Changes may occur in business conditions and/or inflation; and (8) Changes may occur in the securities markets. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Such forward-looking statements may be identified, without limitation, by the use of the words "anticipates," "estimates," "expects," "intends," "plans," "predicts," "projects," and similar expressions. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished.

         SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Cornerstone Bancorp


                                        s/J. Rodger Anthony
March 27, 2000                     By:------------------------------------------
                                         J. Rodger Anthony
                                         President and Chief Executive Officer


                                        s/Nicholas S. Clark
                                   By:------------------------------------------
                                          Nicholas S. Clark
                                          Vice President
                                         (Principal Financial
                                          and Principal Accounting Officer)

         In accordance with the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                Title                                              Date
---------                                -----                                              ----
s/J. Rodger Anthony
--------------------------               Director President, Chief Executive Officer,       March 27, 2000
J. Rodger Anthony

--------------------------               Director                                           March __, 2000
Walter L. Brooks

--------------------------               Director                                           March __, 2000
T. Edward Childress, III

s/Nicholas S. Clark
--------------------------               Vice   President,    Chief   Financial   Officer,  March 27, 2000
Nicholas S. Clark                        Principal Accounting Officer, Director

s/J. Bruce Gaston
--------------------------               Director                                           March 27, 2000
J. Bruce Gaston

s/S. Ervin Hendricks, Jr.
--------------------------               Director                                           March 27, 2000
S. Ervin Hendricks, Jr.

s/Joe E. Hooper
--------------------------               Director                                           March 27, 2000
Joe E. Hooper

s/Robert R. Spearman
--------------------------               Director                                           March 27, 2000
Robert R. Spearman

--------------------------               Director                                           March __, 2000
John M. Warren, Jr., M.D.

--------------------------               Director                                           March __, 2000
George I. Wike, Jr.

      SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT
          TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

         The Registrant will furnish an annual report and proxy material to its security holders after the filing of this report and furnish copies to the Commission when they are sent to security holders.


                                  EXHIBIT INDEX

Exhibit No.               Description                                    Page
-----------               -----------                                    ----

3.1                       Articles of Incorporation of Registrant*
3.2                       Bylaws of Registrant*
10.1                      Form of Option Agreements
21                        Subsidiaries of Registrant
27                        Financial Data Schedule
______________
*Incorporated  by  reference  to  Registration   statement  on  Form  SB-2  (No.
333-79543).