Form 10QSB
period 2000-03-31
CORNERSTONE BANCORP/SC
filed 2000-05-15
CIK 1087455

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
              OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock - No Par Value
800,000 Shares Outstanding on May 1, 2000

Transitional Small Business Issuer Disclosure Format: [   ]  Yes  [ X ]  No

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                       CORNERSTONE BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

$ amounts in thousands

                                                                                                     March 31,          December 31,
                                                                                                       2000                 1999
                                                                                                       ----                 ----
                                                                                                     (Unaudited)           (Audited)
       ASSETS
Cash and due from banks ....................................................................       $  1,791,929        $    711,239

Federal funds sold .........................................................................          4,280,000           1,910,000

Investment securities ......................................................................          7,425,353           9,388,957
Loans ......................................................................................         10,140,459           6,736,232
   Less allowance for loan losses ..........................................................           (105,000)           (105,000)
                                                                                                   ------------        ------------

                                                                                                     10,035,459           6,631,232

Premises and equipment .....................................................................            853,984             871,704

Accrued interest receivable ................................................................            189,380             189,394

Deferred income taxes ......................................................................             96,907              86,792

Other assets ...............................................................................             13,561               9,376
                                                                                                   ------------        ------------
       Total assets ........................................................................       $ 24,686,573        $ 19,798,694
                                                                                                   ============        ============

       LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
   Deposits
     Noninterest bearing ...................................................................       $  3,581,711        $  2,067,449
     Interest bearing ......................................................................         10,745,542           7,853,887
                                                                                                   ------------        ------------
       Total deposits ......................................................................         14,327,253           9,921,336

   Federal funds purchased and securities sold under agreements to repurchase ..............          2,768,274           2,289,278
   Other liabilities .......................................................................             23,880              11,586
                                                                                                   ------------        ------------
       Total liabilities ...................................................................         17,119,407          12,222,200

SHAREHOLDERS' EQUITY
   Common stock, no par value, 20,000,000 shares authorized,
     800,000 shares issued and outstanding in 2000 and 1999 ................................          7,985,000           7,985,000
   Retained deficit ........................................................................           (398,706)           (399,843)
   Accumulated other comprehensive loss ....................................................            (19,128)             (8,663)
                                                                                                   ------------        ------------
       Total shareholders' equity ..........................................................          7,567,166           7,576,494
                                                                                                   ------------        ------------
       Total liabilities and shareholders' equity ..........................................       $ 24,686,573        $ 19,798,694
                                                                                                   ============        ============





           See notes to consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                                   For the three
                                                                    months ended
                                                                      March 31,
                                                                         2000
                                                                         ----
INTEREST AND DIVIDEND INCOME
   Interest and fees on loans .....................................     $205,909
   Investment securities
     Interest - U.S. Treasury and U.S. Government Agencies ........      119,930
   Federal funds sold .............................................       34,049
                                                                        --------
         Total interest income ....................................      359,888
                                                                        --------
INTEREST EXPENSE
   Deposits
     Certificates of deposit of $100,000 or more ..................       26,507
     Other ........................................................       72,575
                                                                        --------
         Total deposits ...........................................       99,082
   Federal funds purchased ........................................       21,876
                                                                        --------
         Total interest expense ...................................      120,958
                                                                        --------
   Net interest income ............................................      238,930
   Provision for loan losses ......................................            0
                                                                        --------
         Net interest income after provision for loan losses ......      238,930
                                                                        --------
   Noninterest income
     Service charges on deposit accounts ..........................        8,846
     Other ........................................................        2,627
                                                                        --------
         Total noninterest income .................................       11,473
                                                                        --------
   Noninterest expense
     Salaries and employee benefits ...............................      139,130
     Premises and equipment .......................................       17,003
     Data processing ..............................................       15,799
     Depreciation .................................................       17,721
     Other ........................................................       54,693
                                                                        --------
         Total noninterest expense ................................      244,346
                                                                        --------
         Net income before taxes ..................................        6,057
PROVISION FOR INCOME TAXES ........................................        4,920
                                                                        --------
         Net income after taxes ...................................        1,137
                                                                        --------
BASIC EARNINGS PER COMMON SHARE ...................................     $    .00
                                                                        ========
WEIGHTED AVERAGE SHARES OUTSTANDING ...............................     $800,000
                                                                        ========
DILUTED EARNINGS PER COMMON SHARE
   Weighted averages share outstanding ............................      800,000
                                                                        ========
   Net income per common share ....................................          .00
                                                                        ========



       See notes to consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    For the three months ended March 31, 2000
                                   (Unaudited)

                                                                                                         Accumulated
                                                                 Common stock                               other          Total
                                                                 ------------            Retained       comprehensive   shareholders
                                                              Shares       Amount         deficit           loss           equity
                                                              ------       ------         -------           ----           ------
BALANCE, DECEMBER 31, 1999 ...........................        800,000    $ 7,985,000    $  (399,843)    $    (8,663)    $ 7,576,494

   Net income ........................................              -              -          1,137               -           1,137

   Other comprehensive loss, net of taxes
     Unrealized loss on investment securities ........              -              -              -         (10,465)        (10,465)
                                                                                                                        -----------

   Comprehensive loss ................................
                                                              -------    -----------    -----------     -----------     -----------

BALANCE, MARCH 31, 2000 ..............................        800,000    $ 7,985,000    $  (398,706)    $   (19,128)    $ 7,567,166
                                                              =======    ===========    ===========     ===========     ===========












           See notes to consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                   For the three
                                                                    months ended
                                                                      March 31,
                                                                        2000
                                                                        ----

OPERATING ACTIVITIES
   Net income ..................................................    $     1,137
   Adjustments to reconcile net income to net cash used for
     operating activities
     Depreciation and amortization .............................         17,721
     Deferred income taxes .....................................        (10,115)
   Changes in operating assets and liabilities
     Decrease in interest receivable ...........................             14
     Increase in other assets ..................................         (4,185)
     Increase  in other liabilities ............................         12,294
                                                                    -----------
       Net cash provided by operating activities ...............         16,866
                                                                    -----------

INVESTING ACTIVITIES
   Net increase in federal funds sold ..........................     (2,370,000)
   Proceeds from maturities of available for sale securities ...      1,953,138
   Net increase in loans to customers ..........................     (3,404,227)
                                                                    -----------
       Net cash used for investing activities ..................     (3,821,089)
                                                                    -----------

FINANCING ACTIVITIES
   Net increase in demand, savings and time deposits ...........      4,405,917
   Net decrease in federal funds purchased and securities
     sold under agreements to repurchase .......................        478,996
                                                                    -----------
       Net cash provided by financing activities ...............      4,884,913
                                                                    -----------
       Net increase in cash and cash equivalents ...............      1,080,690

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .................        711,239
                                                                    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD .......................    $ 1,791,929
                                                                    ===========













         See notes to consolidated financial statements.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Summary of Significant Accounting Principles

         A summary of significant accounting policies is included in the 1999 Annual Report of Cornerstone Bancorp to the Shareholders, which also contains the Company's audited financial statements for 1999 and is incorporated in the Form 10-KSB for the year ended December 31, 1999.

Principles of Consolidation

         The consolidated financial statements include the accounts of Cornerstone Bancorp, the parent company, and Cornerstone National Bank, its wholly owned subsidiary. All significant intercompany items have been eliminated in the consolidated statements.

Management Opinion

         The interim financial statements in this report are unaudited. In the opinion of management, all the adjustments necessary to present a fair statement of the results for the interim period have been made. Such adjustments are of a normal and recurring nature.

         The results of operations for any interim period are not necessarily indicative of the results to be expected for an entire year. These interim financial statements should be read in conjunction with the annual financial statements and notes thereto contained in the 1999 Annual Report.

         No information is presented for the quarter ended March 31, 1999, because the Company was in organization and had no operations during that period. The Company's operations did not begin until September 15, 1999.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing in the Form 10-KSB for the year ended December 31, 1999 of Cornerstone Bancorp. It will concentrate on the three months of operations ending March 31, 2000. The Company commenced operations with the opening of its subsidiary bank on September 15, 1999. Results of operations for the period ending March 31, 2000 are not necessarily indicative of the results to be attained for any other period. The following information may contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. For comparison purposes the three months ended March 31, 2000 have been compared to the three months ended December 31, 1999.

NET INTEREST INCOME

Net interest income is the difference between the interest earned on earning assets and the interest paid for funds acquired to support those assets. Net interest income, the principal source of the Company's earnings, was $238,930 or the three months ended March 31, 2000. For the three months ended March 31, 2000 net interest income was $238,930 compared to $186,300 for the three months ended December 31, 1999.

Changes that affect net interest income are changes in the average rate earned on interest earning assets, changes in the average rate paid on interest bearing liabilities, and changes in the volume of interest earning assets and interest bearing liabilities.

Average earning assets for the quarter ending March 31, 2000 increased to $19,345,768 or 25.46% percent from the $15,419,483 reported for the quarter ending December 31, 1999. The increase was mainly attributable to the increase in loans supported by a $4,884,913 million increase in interest bearing liabilities which resulted from favorable economic conditions in the Easley, South Carolina market and the Company's marketing efforts.

For the three months ended March 31, 2000 the average yield on earning assets amounts amounted to 7.44 percent, while the average cost of interest-bearing liabilities was 2.50 percent. For the three months ended December 31, 1999 the average yield on earning assets was 6.39 percent and the average cost of interest-bearing liabilities was 2.15 percent. The increase in the yield on earning assets is attributable to the increased volume of loans, which gives the Company a greater return than the other types of earning assets. The net interest margin is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets. The net interest margin for the three months ended March 31, 2000 was 4.94 percent compared to 4.56 percent for the three months ended December 31, 1999. The increase in the net-interest margin is attributable to the increase in loan volume. Loans provide higher yields than other categories of earning assets held by the Company. The cost of total liabilities was 2.5 percent for the three months ended March 31, 2000 compared to 2.15 percent for the three months ended December 31, 1999.

RESULTS OF OPERATIONS

The Company's net income for the three months ended March 31, 2000 was $1,137 or $0.00 per share compared to a net loss of $152,105 or $.19 per share for the three months ended December 31, 1999. The amount of the Company's provision for loan losses in the first quarter was $0 compared to $105,000. Since opening the bank in September, 1999, management has sought to have an allowance for loan losses that was adequate to cover the level of loss that management believed to be inherent in the portfolio as a whole taking into account the relative size of the allowance and the size of the Company's largest loans.

Non-interest income for the three months ended March 31, 2000 was $11,473 compared to $8,000 for the three months ended December 31, 1999.

Non-interest expenses for the three months ended March 31, 2000 were $244,346, of this total $156,133 represents salaries and benefits, occupancy cost and furniture and equipment expenses. Total non-interest expenses amounted to $328,198 for the three months ended December 31, 1999


LIQUIDITY

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of liabilities. The Company manages both assets and liabilities to achieve appropriate levels of liquidity. Cash and short-term investments are the Company's primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. The investment portfolio is the Company's principal source of secondary asset liquidity. However, the availability of this source of funds is influenced by market conditions. Individual and commercial deposits are the Company's primary source of funds for credit activities. The Company also has a $1,500,000 line of credit with The Banker's Bank. Management believes that the Company's liquidity sources are adequate to meet its operating needs.


LOANS

Commercial financial and agricultural loans made up 45.6 percent of the total loan portfolio as of March 31, 2000, totaling $4,623,175. Loans secured by real estate for construction and land development totaled $175,450 or 1.73 percent of the total loan portfolio while all other loans secured by real estate totaled $3,460,921 or 34.13 percent of the total loan portfolio as of March 31, 1999. Installment loans and other consumer loans to individuals comprised $1,881,145 or 18.55 percent of the total loan portfolio. The allowance for loan losses was
1.04 percent of loans as of March 31, 2000 compared to 1.56 percent as of December 31, 1999. In management's opinion, the allowance for loan losses is adequate. At March 31, 2000, the Company had no loans that were 90 days or more past due or non-accruing.


CAPITAL RESOURCES

The capital base for the Company decreased by $9,328 for the first three months of 2000, due to unrealized losses on investment securities which were partly offset by earnings for the quarter. The Company's equity to asset ratio was
30.65 percent as of March 31, 2000 compared to 38.3 percent as of December 31, 1999.


The Federal Deposit Insurance Corporation has established guidelines for capital requirements for banks. As of March 31, 2000, the bank exceeds the capital requirement levels that are to be maintained.



                                 Capital Ratios

                                                                                                    Adequately
                                                                       Well Capitalized             Capitalized
                                                  Actual                  Requirement               Requirement
                                                  ------                  -----------               -----------
                                            Amount       Ratio        Amount        Ratio        Amount       Ratio
                                            ------       -----        ------        -----        ------       -----
Total capital to risk weighted assets        5,764       45.0%         1,276        10.0%         1,022        8.0%
Tier 1 capital to risk weighted assets       5,659       44.0%           766         6.0%           511        4.0%
Tier 1 capital to average assets             5,659       26.5%         1,064         5.0%           852        4.0%

IMPACT OF INFLATION

Unlike most industrial companies, the assets and liabilities of financial institutions such as the Company are primarily monetary in nature. Therefore, interest rates have a more significant impact on the Company's performance than do the effects of changes in the general rate of inflation and changes in prices. In addition, interest rates do not necessarily move in the same magnitude as the prices of goods and services. As discussed previously, management seeks to manage the relationships between interest sensitive assets and liabilities in order to protect against wide rate fluctuations, including those resulting from inflation.

                                    PART II
                               OTHER INFORMATION


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




                   Cornerstone Bancorp
                      (Registrant)


     J. Rodger Anthony
By:  --------------------------------------------     Date: May 15, 2000
     President and Chief Executive Officer

     Nicholas S. Clark
By:  --------------------------------------------     Date: May 15, 2000
     Vice President and Chief
     Financial Officer
     (Principal financial officer)

                                 EXHIBIT INDEX


Exhibit No.                   Description                        Page

   27                         Financial Data Schedule