Form 10QSB
period 2000-06-30
CORNERSTONE BANCORP/SC
filed 2000-08-14
CIK 1087455

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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


Common Stock - No Par Value
800,000 Shares Outstanding on August 1, 2000


Transitional Small Business Issuer Disclosure Format: [   ]  Yes  [ X ]  No

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                       CORNERSTONE BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             $ amounts in thousands

                                                                                                      June 30,          December 31,
                                                                                                        2000                1999
                                                                                                     (Unaudited)         (Audited)
                                                                                                     -----------         ---------
       ASSETS
Cash and due from banks ....................................................................       $    754,273        $    711,239

Federal funds sold .........................................................................          2,470,000           1,910,000

Investment securities ......................................................................          8,894,715           9,388,957
Loans ......................................................................................         13,727,058           6,736,232
   Less allowance for loan losses ..........................................................           (140,000)           (105,000)
                                                                                                   ------------        ------------

                                                                                                     13,587,058           6,631,232

Premises and equipment .....................................................................          1,008,860             871,704

Accrued interest receivable ................................................................            266,517             189,394

Deferred income taxes ......................................................................             98,597              86,792

Other assets ...............................................................................             10,938               9,376
                                                                                                   ------------        ------------
       Total assets ........................................................................       $ 27,090,958        $ 19,798,694
                                                                                                   ============        ============

       LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
   Deposits
     Noninterest bearing ...................................................................       $  3,250,263        $  2,067,449
     Interest bearing ......................................................................         12,648,371           7,853,887
                                                                                                   ------------        ------------
       Total deposits ......................................................................         15,898,634           9,921,336

   Federal funds purchased and securities sold under agreements to repurchase ..............          3,542,717           2,289,278
   Other liabilities .......................................................................             58,428              11,586
                                                                                                   ------------        ------------
       Total liabilities ...................................................................         19,499,779          12,222,200

SHAREHOLDERS' EQUITY
   Common stock, no par value, 20,000,000 shares authorized,
     800,000 shares issued and outstanding in 2000 and 1999 ................................          7,985,000           7,985,000
   Retained deficit ........................................................................           (380,964)           (399,843)
   Accumulated other comprehensive loss ....................................................            (12,857)             (8,663)
                                                                                                   ------------        ------------
       Total shareholders' equity ..........................................................          7,591,179           7,576,494
                                                                                                   ------------        ------------
       Total liabilities and shareholders' equity ..........................................       $ 27,090,958        $ 19,798,694
                                                                                                   ============        ============





           See notes to consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                                   For the three    For the three    For the six      For the six
                                                                   months ended     months ended     months ended     months ended
                                                                      June 30,         June 30,         June 30,        June 30,
                                                                        2000             1999            2000            1999
                                                                        ----             ----            ----            ----
INTEREST AND DIVIDEND INCOME
   Interest and fees on loans .................................       $ 274,444           N/A          $ 480,353          N/A
   Investment securities
     Interest - U.S. Treasury and U.S. ........................
       Government Agencies ....................................         144,729                          264,659
   Federal funds sold .........................................          53,653                           87,702
                                                                      ---------           ---          ---------          ---
         Total interest income ................................         472,826           N/A            832,714          N/A
                                                                      ---------           ---          ---------          ---
INTEREST EXPENSE
   Deposits
     Certificates of deposit of $100,000 or more ..............          31,870                           58,377
     Other ....................................................         107,936                          180,511
                                                                      ---------           ---          ---------          ---
         Total deposits .......................................         139,806                          238,888
   Federal funds purchased ....................................          36,999                           58,875
                                                                      ---------           ---          ---------          ---
         Total interest expense ...............................         176,805           N/A            297,763          N/A
                                                                      ---------           ---          ---------          ---
    Net interest income .......................................         296,021                          534,951
   Provision for loan losses ..................................          35,000                           35,000
                                                                      ---------           ---          ---------          ---
         Net interest income after provision
           for loan losses ....................................         261,021           N/A            499,951          N/A
                                                                      ---------           ---          ---------          ---
    Noninterest income
     Service charges on deposit accounts ......................          14,488                           23,334
     Other ....................................................           5,863                            8,490
                                                                      ---------           ---          ---------          ---
         Total noninterest income .............................          20,351           N/A             31,824          N/A
                                                                      ---------           ---          ---------          ---
   Noninterest expense
     Salaries and employee benefits ...........................         137,462                          276,592
     Premises and equipment ...................................          18,380                           35,383
     Data processing ..........................................          18,425                           34,224
     Depreciation .............................................          17,776                           35,497
     Other ....................................................          76,507                          131,200
                                                                      ---------           ---          ---------          ---
         Total noninterest expense ............................         268,550           N/A            512,896          N/A
                                                                      ---------           ---          ---------          ---
         Net income before taxes ..............................          12,822                           18,879
PROVISION FOR INCOME TAXES ....................................          (4,920)                               0
                                                                      ---------           ---          ---------          ---
         Net income after taxes ...............................          17,742           N/A             18,879          N/A
                                                                      ---------           ---          ---------          ---
BASIC EARNINGS PER COMMON SHARE
   Weighted average shares outstanding ........................         800,000           N/A            800,000          N/A
                                                                      =========           ===          =========          ===
   Net income per common share ................................       $    .021           N/A          $    .024          N/A
                                                                      =========           ===          =========          ===
DILUTED EARNINGS PER COMMON SHARE
   Weighted average shares outstanding ........................         800,000           N/A            800,000          N/A
                                                                      =========           ===          =========          ===
    Net income per common share ...............................       $    .021           N/A          $    .024          N/A
                                                                      =========           ===          =========          ===

       See notes to consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    For the three months ended June 30, 2000
                                   (Unaudited)


                                                                                                         Acumulated
                                                                                                            other          Total
                                                                      Common stock         Retained      comprehensive shareholders'
                                                                  Shares     Amount         deficit          loss          equity
                                                                  ------     ------         -------          ----          ------
BALANCE DECEMBER 31, 1999 .................................      800,000   $ 7,985,000    $  (399,843)   $    (8,663)   $ 7,576,494

   Net income .............................................            -        18,879         18,879

   Other comprehensive income, net of taxes
     Change in unrealized loss on investment securities ...            -                                      (4,194)        (4,194)
                                                                                                                        -----------

   Comprehensive income ...................................       14,685
                                                                 -------   -----------    -----------    -----------    -----------

BALANCE, JUNE 30, 2000 ....................................      800,000   $ 7,985,000    $  (380,964)   $   (12,857)   $ 7,591,179
                                                                 =======   ===========    ===========    ===========    ===========






           See notes to consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                       For the six      For the six
                                                                                                       months ended     months ended
                                                                                                         June 30,        June 30,
                                                                                                           2000            1999
                                                                                                           ----            ----

OPERATING ACTIVITIES
   Net income ...........................................................................              $    18,879          N/A
   Adjustments to reconcile net income to net cash used for
     operating activities
     Depreciation and amortization ......................................................                   35,497          N/A
     Deferred income taxes ..............................................................                  (11,805)         N/A
     Provision for possible loan losses .................................................                   35,000          N/A
   Changes in operating assets and liabilities
     Increase in interest receivable ....................................................                  (77,123)         N/A
     Increase in other assets ...........................................................                   (1,562)         N/A
     Increase in other liabilities ......................................................                   46,842          N/A
                                                                                                       -----------          ---
       Net cash provided by operating activities ........................................                   45,728          N/A
                                                                                                       -----------          ---

INVESTING ACTIVITIES
   Net increase in federal funds sold ...................................................                 (560,000)         N/A
   Proceeds from maturities of available for sale securities ............................                  490,047          N/A
   Purchase of property and equipment ...................................................                 (172,652)         N/A
   Net increase in loans to customers ...................................................               (6,990,826)         N/A
                                                                                                       -----------          ---

       Net cash used for investing activities ...........................................               (7,233,431)         N/A
                                                                                                       -----------          ---

FINANCING ACTIVITIES
   Net increase in demand, savings and time deposits ....................................                5,977,298          N/A
   Net decrease in federal funds purchased and securities
     sold under agreements to repurchase ................................................                1,253,439          N/A
                                                                                                       -----------          ---
       Net cash provided by financing activities ........................................                7,230,737          N/A
                                                                                                       -----------          ---
       Net increase in cash and cash equivalents ........................................                   43,034          N/A

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..........................................                  711,239          N/A
                                                                                                       -----------          ---

CASH AND CASH EQUIVALENTS, END OF PERIOD ................................................              $   754,273          N/A
                                                                                                       ===========          ===








         See notes to consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

         No information is presented for the quarter ended June 30, 1999, because the Company was in organization and had no operations during that period. The Company's operations did not begin until September 15, 1999.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing in the Form 10-KSB for the year ended December 31, 1999 of Cornerstone Bancorp. It will concentrate on the operations ending June 30, 2000. The Company commenced operations with the opening of its subsidiary bank on September 15, 1999. Results of operations for the period ending June 30, 2000 are not necessarily indicative of the results to be attained for any other period. The following information may contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. For comparison purposes the three months ended June 30, 2000 have been compared to the three months ended March 31, 2000, because the Company had no second quarter 1999 operating results.

NET INTEREST INCOME

Net interest income is the difference between the interest earned on earning assets and the interest paid for funds acquired to support those assets. Net interest income, the principal source of the Company's earnings, was $296,021 for the three months ended June 30, 2000 compared to $238,930 for the three months ended March 31, 2000.

Changes that affect net interest income are changes in the average rate earned on interest earning assets, changes in the average rate paid on interest bearing liabilities, and changes in the volume of interest earning assets and interest bearing liabilities.

Average earning assets for the quarter ending June 30, 2000 increased to $24,116,916 or 24.66% percent from the $19,345,768 reported for the quarter ending March 31, 2000. The increase was mainly attributable to the increase in loans supported by a $2,677,272 increase in interest bearing liabilities which resulted from favorable economic conditions in the Easley, South Carolina market and the Company's marketing efforts.

For the three months ended June 30, 2000 the average yield on earning assets amounted to 7.84 percent, while the average cost of interest-bearing liabilities was 2.93 percent. For the three months ended March 31, 2000 the average yield on earning assets was 7.44 percent and the average cost of interest-bearing liabilities was 2.50 percent. The increase in the yield on earning assets is attributable to the increased volume of loans, which gives the Company a greater return than the other types of earning assets. The net interest margin is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets. The net interest margin for the three months ended June 30, 2000 was 4.91 percent compared to 4.94 percent for the three months ended March 31, 2000. The slight decrease in the net-interest margin is attributable to an increase in the average rate on interest bearing liabilities. The cost of total liabilities was 2.93 percent for the three months ended June 30, 2000 compared to 2.50 percent for the three months ended March 31, 2000.

RESULTS OF OPERATIONS

The Company's net income for the three months ended June 30, 2000 was $17,742 or $.021 per diluted share compared to a net income of $1,137 or $.00 per diluted share for the three months ended March 31, 2000. The amount of the Company's provision for loan losses in the second quarter was $35,000 compared to $0 in the first quarter of 2000. Since opening the bank in September, 1999, management has sought to have an allowance for loan losses that was adequate to cover the level of loss that management believed to be inherent in the portfolio as a whole taking into account the relative size of the allowance and the size of the Company's largest loans.

Non-interest income for the three months ended June 30, 2000 was $20,351 compared to $11,473 for the three months ended March 31, 2000.

Non-interest expenses for the three months ended June 30, 2000 were $268,550, of this total $155,842 represents salaries and benefits, occupancy cost and furniture and equipment expenses. Total non-interest expenses amounted to $244,346 for the three months ended March 31, 2000.

LIQUIDITY

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of liabilities. The Company manages both assets and liabilities to achieve appropriate levels of liquidity. Cash and short-term investments are the Company's primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. The investment portfolio is the Company's principal source of secondary asset liquidity. However, the availability of this source of funds is influenced by market conditions. Individual and commercial deposits and borrowings are the Company's primary source of funds for credit activities. The Company also has a $1,500,000 line of credit with The Banker's Bank. Management believes that the Company's liquidity sources are adequate to meet its operating needs.


LOANS

Commercial financial and agricultural loans made up 37.7 percent of the total loan portfolio as of June 30, 2000, totaling $5,175,839. Loans secured by real estate for construction and land development totaled $1,672,899 or 12.19 percent of the total loan portfolio while all other loans secured by real estate totaled $4,467,012 or 32.54 percent of the total loan portfolio as of June 30, 1999. Installment loans and other consumer loans to individuals comprised $2,411,308 or 17.57 percent of the total loan portfolio. The allowance for loan losses was
1.02 percent of loans as of June 30, 2000 compared to 1.04 percent as of March 31, 2000. In management's opinion, the allowance for loan losses is adequate. At June 30, 2000, the Company had no loans that were 90 days or more past due or non-accruing.


CAPITAL RESOURCES

The capital base for the Company increased by $14,685 for the first six months of 2000, due to net income earned which was partly offset by unrealized losses on investment securities for the quarter. The Company's equity to asset ratio was 28.02 percent as of June 30, 2000 compared to 30.65 percent as of March 31, 2000.


The Federal Deposit Insurance Corporation has established guidelines for capital requirements for banks. As of June 30, 2000, the bank exceeds the capital requirement levels that are to be maintained.

                                 Capital Ratios

Dollars in thousands                                                                                            Adequately
                                                                                   Well Capitalized             Capitalized
                                                              Actual                  Requirement               Requirement
                                                              ------                  -----------               -----------
                                                        Amount       Ratio        Amount        Ratio        Amount       Ratio
                                                        ------       -----        ------        -----        ------       -----

Total capital to risk weighted assets ..............    $5,830       34.42%       $1,694          10%        $1,355           8%
Tier 1 capital to risk weighted assets .............    $5,690       33.59%       $1,016           6%          $678           4%
Tier 1 capital to average assets ...................    $5,690       23.95%       $1,188           5%          $950           4%

In the second quarter of 2000, the Company began construction on its permanent office facility which is expected to cost $1,300,000.


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

Part II - Other Information


ITEM 4.     Submission of Matters to a Vote of Security Holders

          (a) The Company held its annual meeting of shareholders on April 20, 2000.

          (b) and (c) The following persons were elected as directors of the Company with the votes shown:

                Name                             For                 Withhold
                ----                             ---                 --------

            J. Rodger Anthony                406,255 (51%)         830 (.10%)
            Walter L. Brooks                 406,255 (51%)         830 (.10%)
            T. Edward Childress, III         406,255 (51%)         830 (.10%)
            Nicholas S. Clark                406,255 (51%)         830 (.10%)
            J. Bruce Gaston                  406,255 (51%)         830 (.10%)
            S. Ervin Hendricks, Jr.          406,255 (51%)         830 (.10%)
            Joe E. Hooper                    406,255 (51%)         830 (.10%)
            Robert R. Spearman               406,255 (51%)         830 (.10%)
            John M. Warren, Jr., MD          406,255 (51%)         830 (.10%)
            George I. Wike, Jr.              406,255 (51%)         830 (.10%)


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




                   Cornerstone Bancorp
                      (Registrant)


By: s/J. Rodger Anthony                        Date: August 14, 2000
     -------------------------
       J. Rodger Anthony
       President and Chief Executive Officer



By: s/Nicholas S. Clark                        Date: August 14, 2000
     -------------------------
       Nicholas S. Clark
       Vice President and Chief
       Financial Officer
       (Principal financial officer)

                                 EXHIBIT INDEX


Exhibit No.                   Description                        Page

   27                         Financial Data Schedule