Form 10QSB
period 2000-09-30
CORNERSTONE BANCORP/SC
filed 2000-11-14
CIK 1087455

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM _______________ TO -----------------.


                        Commission File Number 333-79543


                               CORNERSTONE BANCORP
        (Exact name of small business issuer as specified in its charter)

         South Carolina
(State or other jurisdiction of                         57-1077978
 incorporation or organization)          (I.R.S. Employer Identification Number)


               1670 East Main Street, Easley, South Carolina 29640
                    (Address of principal executive offices)


                                 (864) 306-1444
              (Registrant's telephone number, including Area Code)



            Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


Common Stock - No Par Value
800,000 Shares Outstanding on October 23, 2000


Transitional Small Business Issuer Disclosure Format: [ ]  Yes  [X]  No

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                       CORNERSTONE BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             $ amounts in thousands

                                                                                                    September 30,       December 31,
                                                                                                          2000             1999
                                                                                                          ----             ----
                                                                                                      (Unaudited)        (Audited)
                                                                                                                                -
       ASSETS
Cash and due from banks ....................................................................       $    968,689        $    711,239

Certificate of Deposit .....................................................................            100,000                   0

Federal funds sold .........................................................................          6,310,000           1,910,000

Investment securities ......................................................................          7,963,479           9,388,957
Loans ......................................................................................         15,385,035           6,736,232
   Less allowance for loan losses ..........................................................           (187,000)           (105,000)
                                                                                                   ------------        ------------

                                                                                                     15,198,035           6,631,232

Premises and equipment .....................................................................          1,554,492             871,704

Accrued interest receivable ................................................................            249,699             189,394

Deferred income taxes ......................................................................             79,013              86,792

Other assets ...............................................................................             23,708               9,376
                                                                                                   ------------        ------------
       Total assets ........................................................................       $ 32,447,115        $ 19,798,694
                                                                                                   ============        ============

       LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
   Deposits
     Noninterest bearing ...................................................................       $  4,412,165        $  2,067,449
     Interest bearing ......................................................................         17,066,666           7,853,887
                                                                                                   ------------        ------------
       Total deposits ......................................................................         21,478,831           9,921,336

   Federal funds purchased and securities sold under agreements to repurchase ..............          3,272,657           2,289,278
   Other liabilities .......................................................................             73,299              11,586
                                                                                                   ------------        ------------
       Total liabilities ...................................................................         24,824,787          12,222,200

SHAREHOLDERS' EQUITY
   Common stock, no par value, 20,000,000 shares authorized,
     800,000 shares issued and outstanding in 2000 and 1999 ................................          7,985,000           7,985,000
   Retained deficit ........................................................................           (356,419)           (399,843)
   Accumulated other comprehensive loss ....................................................             (6,253)             (8,663)
                                                                                                   ------------        ------------
       Total shareholders' equity ..........................................................          7,622,328           7,576,494
                                                                                                   ------------        ------------
       Total liabilities and shareholders' equity ..........................................       $ 32,447,115        $ 19,798,694
                                                                                                   ============        ============





           See notes to consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                                        For the three  For the three    For the nine   For the nine
                                                                        months ended   months ended     months ended   months ended
                                                                        September 30,  September 30,    September 30,  September 30,
                                                                            2000           1999            2000            1999
                                                                            ----           ----            ----            ----
INTEREST AND DIVIDEND INCOME
   Interest and fees on loans ....................................      $  354,364          N/A          $  834,717          N/A
   Investment securities
     Interest - U.S. Treasury and U.S. ...........................
       Government Agencies .......................................         139,465                          404,124
   Federal funds sold ............................................          75,808                          163,510
                                                                        ----------          ---          ----------          ---
         Total interest income ...................................         569,637          N/A           1,402,351          N/A
                                                                        ----------          ---          ----------          ---
INTEREST EXPENSE
   Deposits
     Certificates of deposit of $100,000 or more .................          45,039                          103,415
     Other .......................................................         147,097                          327,608
                                                                        ----------          ---          ----------          ---
         Total deposits ..........................................         192,136                          431,023
   Federal funds purchased .......................................          44,348                          103,223
                                                                        ----------          ---          ----------          ---
         Total interest expense ..................................         236,484          N/A             534,247          N/A
                                                                        ----------          ---          ----------          ---
   Net interest income ...........................................         333,153                          868,104
   Provision for loan losses .....................................          47,000                           82,000
                                                                        ----------          ---          ----------          ---
         Net interest income after provision
           for loan losses .......................................         286,153          N/A             786,104          N/A
                                                                        ----------          ---          ----------          ---
   Noninterest income
     Service charges on deposit accounts .........................          12,857                           36,191
     Other .......................................................           5,478                           13,968
                                                                        ----------          ---          ----------          ---
         Total noninterest income ................................          18,335          N/A              50,159          N/A
                                                                        ----------          ---          ----------          ---
   Noninterest expense
     Salaries and employee benefits ..............................         139,883                          416,475
     Premises and equipment ......................................          14,704                           50,087
     Data processing .............................................          17,818                           52,042
     Depreciation ................................................          17,809                           53,306
     Other .......................................................          78,729                          209,929
                                                                        ----------          ---          ----------          ---
         Total noninterest expense ...............................         268,943          N/A             781,839          /A
                                                                        ----------          ---          ----------          ---
         Net income before taxes .................................          35,545                           54,424
PROVISION FOR INCOME TAXES .......................................          11,000                           11,000
                                                                        ----------          ---          ----------          ---
         Net income after taxes ..................................          24,545          N/A              43,424          N/A
                                                                        ----------          ---          ----------          ---
BASIC EARNINGS PER COMMON SHARE
   Weighted average shares outstanding ...........................         800,000          N/A             800,000          N/A
                                                                        ==========          ===          ==========          ===
   Net income per common share ...................................      $      .03          N/A          $      .05          N/A
                                                                        ==========          ===          ==========          ===



       See notes to consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  For the nine months ended September 30, 2000
                                   (Unaudited)

                                                                                                         Accumulated
                                                                     Common stock                            other       Total
                                                                    -----------------         Retained   comprehensive shareholders'
                                                                    Shares     Amount         deficit         loss       equity
                                                                    ------     ------         -------         ----       ------

BALANCE DECEMBER 31, 1999 .......................................   800,000   $7,985,000   $ (399,843)   $   (8,663)   $7,576,494

   Net income ...................................................         -                    43,424                      43,424

   Other comprehensive income, net of taxes
     Change in unrealized loss on investment securities .........         -                                   2,410        2,410
                                                                                                                       ----------

   Comprehensive income .........................................                                                          45,834
                                                                    -------   ----------   ----------    ----------    ----------

BALANCE, SEPTEMBER 30, 2000 .....................................   800,000   $7,985,000   $ (356,419)   $   (6,253)   $7,622,328
                                                                    =======   ==========   ==========    ==========    ==========






           See notes to consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                  For the nine     For the nine
                                                                                                  months ended     months ended
                                                                                                  September 30,    September 30,
                                                                                                       2000             1999
                                                                                                       ----             ----

OPERATING ACTIVITIES
   Net income ............................................................................     $     43,424              N/A
   Adjustments to reconcile net income to net cash used for
       operating activities
     Depreciation and amortization .......................................................           53,306              N/A
     Deferred income taxes ...............................................................            7,779              N/A
     Provision for possible loan losses ..................................................           82,000              N/A
   Changes in operating assets and liabilities
     Increase in interest receivable .....................................................          (60,598)             N/A
     Increase in other assets ............................................................          (14,038)             N/A
     Increase in other liabilities .......................................................           61,713              N/A
                                                                                               ------------              ---
       Net cash provided by operating activities .........................................          173,586              N/A
                                                                                               ------------              ---

INVESTING ACTIVITIES
   Net increase in certificates of deposit ...............................................         (100,000)             N/A
   Net increase in federal funds sold ....................................................       (4,400,000)             N/A
   Proceeds from maturities of available for sale securities .............................        1,427,889              N/A
   Purchase of property and equipment ....................................................         (736,094)             N/A
   Net increase in loans to customers ....................................................       (8,648,803)             N/A
                                                                                               ------------              ---

       Net cash used for investing activities ............................................      (12,457,008)             N/A
                                                                                               ------------              ---

FINANCING ACTIVITIES
   Net increase in demand, savings and time deposits .....................................       11,557,494              N/A
   Net decrease in federal funds purchased and securities
     sold under agreements to repurchase .................................................          983,378              N/A
                                                                                               ------------              ---
       Net cash provided by financing activities .........................................       12,540,872              N/A
                                                                                               ------------              ---
       Net increase in cash and cash equivalents .........................................          257,450              N/A

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...........................................          711,239              N/A
                                                                                               ------------              ---

CASH AND CASH EQUIVALENTS, END OF PERIOD .................................................     $    968,689              N/A
                                                                                               ============              ===














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

         No information is presented for the quarter ended September 30, 1999, because the Company was in organization and had minimal operations during that period. The Company's operations began September 15, 1999, and the Company had only minimal transactions for the fifteen days in the third quarter of 1999.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing in the Form 10-KSB for the year ended December 31, 1999 of Cornerstone Bancorp. This discussion will concentrate on the operations ending September 30, 2000. The Company commenced operations with the opening of its subsidiary bank on September 15, 1999. Results of operations for the period ending September 30, 2000 are not necessarily indicative of the results to be attained for any other period. The following information may contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. For comparison purposes the three months ended September 30, 2000 have been compared to the three months ended June 30, 2000, because the Company had minimal third quarter 1999 operating results which would not have provided a meaningful comparison.

NET INTEREST INCOME

Net interest income is the difference between the interest earned on earning assets and the interest paid for funds acquired to support those assets. Net interest income, the principal source of the Company's earnings, was $333,153 for the three months ended September 30, 2000 compared to $296,021 for the three months ended June 30, 2000.

Changes that affect net interest income are changes in the average rate earned on interest earning assets, changes in the average rate paid on interest bearing liabilities, and changes in the volume of interest earning assets and interest bearing liabilities.

Average earning assets for the quarter ended September 30, 2000 increased to $27,864,178, or 15.54 percent from the $24,116,916 reported for the quarter ended June 30, 2000. The increase was mainly attributable to an increase in federal funds sold and loans, supported by a $3,716,435 increase in interest bearing liabilities which resulted from favorable economic conditions in the Easley, South Carolina market, and the Company's marketing efforts.

For the three months ended September 30, 2000 the average yield on earning assets was 8.17 percent, while the average cost of interest-bearing liabilities was 3.39 percent. For the three months ended June 30, 2000 the average yield on earning assets was 7.84 percent and the average cost of interest-bearing liabilities was 2.93 percent. The increase in the yield on earning assets is attributable to the increased volume of loans, which gives the Company a greater return than the other types of earning assets. The net interest margin is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets. The net interest margin for the three months ended September 30, 2000 was 4.78 percent compared to 4.91 percent for the three months ended June 30, 2000. The decrease in the net-interest margin is attributable to an increase in the average rate on interest bearing liabilities. The cost of total liabilities was 3.39 percent for the three months ended September 30, 2000 compared to 2.93 percent for the three months ended June 30, 2000.

RESULTS OF OPERATIONS

The Company's net income for the three months ended September 30, 2000 was $24,545, or $.03 per diluted share compared to a net income of $17,742, or $.02 per diluted share for the three months ended June 30, 2000. The amount of the Company's provision for loan losses in the third quarter was $47,000 compared to $35,000 in the second quarter of 2000. Since opening the bank in September, 1999, management has sought to have an allowance for loan losses adequate to cover the level of loss management believed to be inherent in the portfolio as a whole, taking into account the relative size of the allowance and the size of the Company's largest loans.


Non-interest income for the three months ended September 30, 2000 was $18,335 compared to $20,351 for the three months ended June 30, 2000.


Non-interest expenses for the three months ended September 30, 2000 were $268,943, of which $139,883 represents salaries and benefits. Total non-interest expenses amounted to $268,550 for the three months ended June 30, 2000.

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

The Company is constructing its main office, and costs are estimated at $1,600,000. The Company is funding the construction with its available cash.

LOANS

Commercial financial and agricultural loans made up 37.90 percent of the total loan portfolio as of September 30, 2000, totaling $5,831,299. Loans secured by real estate for construction and land development totaled $1,820,071, or 11.83 percent of the total loan portfolio, while all other loans secured by real estate totaled $5,455,995, or 35.46 percent of the total loan portfolio as of September 30, 1999. Installment loans and other consumer loans to individuals comprised $2,277,670 or 14.80 percent of the total loan portfolio. The allowance for loan losses was 1.22 percent of loans as of September 30, 2000 compared to
1.02 percent as of June 30, 2000. In management's opinion, the allowance for loan losses is adequate. At September 30, 2000, the Company had no loans that were 90 days or more past due or non-accruing.

CAPITAL RESOURCES

The capital base for the Company increased by $45,834 for the first nine months of 2000, due to net income earned and a slight decline in the unrealized losses on investment securities for the quarter. The Company's equity to asset ratio was 23.49 percent as of September 30, 2000 compared to 28.02 percent as of June 30, 2000.

The Federal Deposit Insurance Corporation has established guidelines for capital requirements for banks. As of September 30, 2000, the bank exceeds the required capital levels.

                                 Capital Ratios

                                                                                                                    Adequately
                                                                                       Well Capitalized             Capitalized
                                                                  Actual                  Requirement               Requirement
                                                                  ------                  -----------               -----------
                                                            Amount       Ratio        Amount        Ratio        Amount       Ratio
                                                            ------       -----        ------        -----        ------       -----
Total capital to risk weighted assets ..............       $5,905      30.35%       $1,945           10%        $1,556          8%
Tier 1 capital to risk weighted assets .............       $5,718      29.39%       $1,167            6%        $  778          4%
Tier 1 capital to average assets ...................       $5,718      18.84%       $1,518            5%        $1,214          4%

In the second quarter of 2000, the Company began construction of its permanent office facility, which is expected to cost $1,600,000. As of September 30, 2000, the Company had incurred $733,481 for building related expenses, which is included in premises and equipment in the balance sheet. The main office building is scheduled for completion in the first quarter of 2001.

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




                   Cornerstone Bancorp
                      (Registrant)


By: /s/J. Rodger Anthony                            Date: November 13, 2000
    --------------------------------------------
       J. Rodger Anthony
       President and Chief Executive Officer



By: /s/Nicholas S. Clark                            Date: November 13, 2000
    --------------------------------------------
       Nicholas S. Clark
       Vice President and Chief
       Financial Officer
       (Principal financial officer)