Form 10KSB40
period 2000-12-31
CORNERSTONE BANCORP/SC
filed 2001-04-02
CIK 1087455

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000                File Number 333-79543

                               CORNERSTONE BANCORP
                 (Name of Small Business Issuer in its Charter)

          South Carolina                                 57-1077978
(State or Other Jurisdiction of             (IRS Employer Identification Number)
 Incorporation or Organization)

               1670 East Main Street, Easley, South Carolina 29640
                (Address of Principal Executive Office, Zip Code)

         Issuer's Telephone Number, Including Area Code: (864) 306-1444

    Securities Registered Pursuant to Section 12(b) of the Exchange Act: None

    Securities Registered Pursuant to Section 12(g) of the Exchange Act: None

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         The issuer's revenues for its most recent fiscal year were $2,128,033.

         The aggregate market value of the Common Stock held by non-affiliates on March 15, 2001, was approximately $10,000,000. As of March 15, 2001, there were 800,000 shares of the Registrant's Common Stock, no par value, outstanding. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE
(1)      None

Transitional Small Business Disclosure Format (check one):
Yes [  ]  No [X]

                                     PART I

Forward-Looking Statements

         This Report on Form 10-KSB may contain forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with terms of the safe harbor, Cornerstone Bancorp (the "Company") notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performances, development and results of the Company's business include, but are not limited to, the following: risks from changes in economic and industry conditions; changes in interest rates; risks inherent in making loans including repayment risks and value of collateral; dependence on senior management ; and recently-enacted or proposed legislation. Statements contained in this filing regarding the demand for Cornerstone National Bank's products and services, changing economic conditions, interest rates, consumer spending and numerous other factors may be forward-looking statements and are subject to uncertainties and risks.

Item 1.  Description of Business.

General

         Cornerstone Bancorp (the "Company") is a South Carolina corporation incorporated in 1999. The Company is a bank holding company with no operations other than those carried on by its wholly-owned subsidiary, Cornerstone National Bank (the "Bank"). The Bank conducts a general banking business under a national bank charter granted by the Office of the Comptroller of the Currency of the United States (the "OCC") pursuant to the National Bank Act. The Bank was organized in 1999. The Bank conducts its activities from its main office opened in September of 1999, located in Easley, South Carolina.

         The Bank's business primarily consists of accepting deposits and making loans. The Bank seeks deposit accounts from households and businesses in its primary market areas by offering a full range of savings accounts, retirement accounts (including Individual Retirement Accounts), checking accounts, money market accounts, and time certificates of deposit. It also makes primarily commercial, real estate and installment loans, primarily on a secured basis, to borrowers in and around Easley, South Carolina and makes other authorized investments. Residential mortgage loans are primarily maintained in-house with conventional mortgage financing arranged through a correspondent mortgage company. As of December 31, 2000, the Bank employed 12 persons.

         On March 19, 2001, Ben Garvin, was hired as President of Cornerstone National Bank. Mr. Garvin's responsibilities will include business development for the Easley headquarters and branch development. Prior to joining the Bank, Mr. Garvin was senior vice president of Central Carolina Bank (CCB) and his most recent responsibilities included managing the western region of the Upstate for CCB including Pickens, Anderson, Oconee, Greenwood, Saluda and McCormick counties. Mr. Garvin was with CCB 17 years in various management capacities. J. Rodger Anthony, Cornerstone National Bank's chairman of the board and chief executive officer, will retain those titles and continue to act in those capacities.

Competition

         South Carolina law permits statewide branching by banks and savings and loan associations. Consequently, many financial institutions have branches located in several communities. Currently, in addition to the Bank, 9 commercial banks and 1 savings institution operate branches in Pickens County. The principal areas and methods of competition in the banking industry are the services offered, pricing of those services, the convenience and availability of the services, and the degree of expertise and personal manner with which those services are offered.

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

Commercial Loans

         The Bank makes loans for commercial purposes in various lines of business. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), loans for business expansion (including acquisition of real estate and improvements), and loans for purchases of equipment and machinery. Equipment loans are typically made for a term of five years or less at either fixed or variable rates, with the loan fully amortized over the term and secured by the financed equipment. Working capital loans typically have terms not exceeding one year and are usually secured by accounts receivable, inventory or personal guarantees of the principals of the business. Commercial loans vary greatly depending upon the circumstances and loan terms and are structured on a case-by-case basis to better serve customer needs.

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

Other Services

         The Bank participates in a regional network of automated teller machines that may be used by Bank customers in major cities throughout the Southeast. The Bank offers both VISA and MasterCard brands of bank cards together with related lines of credit. The lines of credit may be used for overdraft protection as well as pre-authorized credit for personal purchases and expenses. The Bank also provides travelers checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts, but will not provide international or trust banking services in the near future. The Bank offers an internet banking product accessible via the Bank's custom website at www.cornerstonenatlbank.com. The interactive banking product includes an electronic bill payment service which allows customers to make scheduled and/or recurring bill payments electronically.

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

         The Company and the Bank exceeded all applicable capital requirements by a wide margin at December 31, 2000.

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

Recent Legislation

         On November 12, 1999, the President signed the Gramm-Leach-Bliley Act, which makes it easier for affiliations between banks, securities firms and insurance companies to take place. The Act removes Depression-era barriers that had separated banks and securities firms, and seeks to protect the privacy of consumers' financial information. Most of the provisions of the Act require the applicable regulators to adopt regulations in order to implement these provisions, and a significant number of regulations have already been adopted.

         Under provisions of the new legislation, which were effective March 11, 2000, banks, securities firms and insurance companies are able to structure new affiliations through a holding company structure or through a financial subsidiary. The legislation creates a new type of bank holding company called a "financial holding company" which has powers much more extensive than those of standard holding companies. These expanded powers include authority to engage in "financial activities," which are activities that are (1) financial in nature;
(2) incidental to activities that are financial in nature; or (3) complementary to a financial activity and that do not impose a safety and soundness risk. Significantly, the permitted financial activities for financial holding companies include authority to engage in merchant banking and insurance activities, including insurance portfolio investing. A bank holding company can qualify as a financial holding company and expand the services it offers only if all of its subsidiary depository institutions are well-managed, well-capitalized and have received a rating of "satisfactory" on their last Community Reinvestment Act examination.

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

         The Company anticipates that the Act and the regulations adopted pursuant to the Act will be likely to create new opportunities for it to offer expanded services to customers in the future, though the Company has not yet determined what the nature of the expanded services might be or when the Company might find it feasible to offer them. The Company further expects that the Act will increase competition from larger financial institutions that are currently more capable than the Company of taking advantage of the opportunity to provide a broader range of services. However, the Company continues to believe that its commitment to providing high quality, personalized service to customers will permit it to remain competitive in its market area.

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

Item 2.  Description of Property.

         The Company owns 1.83 acres of land at 1670 East Main Street in Easley, South Carolina. The Company had a temporary office facility on the property and during 2000, the Company constructed a main office on this site. The Company occupied the new building on January 16, 2001. The property is considered to be well suited for the Company's purposes.

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

Item 4.  Submission of Matters to Vote of Security Holders.

         No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

         Although the common stock of the Company may be traded from time to time on an individual basis, no established trading market has developed and none is expected to develop in the foreseeable future. The common stock is not listed on any exchange nor is it traded on the NASDAQ National Market System, nor are there any market makers known to management. During 1999, the Company sold 800,000 shares of its common stock in a public offering for $10.00 per share. In 2000, management was aware of a number of transactions in which the Company's common stock traded between $12.00 and $13.00 per share. However, management has not ascertained that these transactions were the result of arm's length negotiations between the parties, and because of the limited number of shares involved, these prices may not be indicative of the market value of the common stock.

         As of March 15, 2001, there were approximately 479 holders of record of the Company's common stock, excluding individual participants in security position listings.

         The Company has never paid any cash dividends, and to maintain its capital, does not expect to pay cash dividends in the near future. The dividend policy of the Company is subject to the discretion of the Board of Directors and depends upon a number of factors, including earnings, financial condition, cash needs and general business conditions, as well as applicable regulatory considerations. Because the Company has no operations other than those of the Bank and only has limited income of its own, the Company would rely on dividends from the Bank as its principal source of cash to pay dividends.

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

         The following information describes various financial aspects of the Bank's business. This information should be read in conjunction with the financial statements of the Company which appear elsewhere in this document. References in the discussion below to the "period ended December 31, 1999" mean the period from September 15, 1999 (the opening of the Bank) to December 31, 1999; references to the "period ended December 31, 2000" mean the year ended December 31, 2000. The year ended December 31, 2000 was the Bank's first full year of operation.

Earnings Performance

         The Company had net income from operations for the year ended December 31, 2000 of $84,417 or $0.10 per diluted share, compared to a net loss for the period ended December 31, 1999 of $399,843 or $.50 per common share. The Bank opened September 15, 1999. The Bank had net interest income (the difference between interest earned on interest earning assets and interest paid on interest bearing liabilities) of $1,221,044 for 2000 as compared to $220,912 for 1999. The Bank also had other operating income (principally service fees on deposits ) of $73,074 in 2000 and $8,000 in 1999. The Bank provided $102,000 and $105,000 to its reserve for loan losses in 2000 and 1999 respectively, and had other operating expenses (principally salaries and benefits and occupancy and equipment expenses) of $1,074,044 in 2000 and $610,548 in 1999.

Net Interest Income

         Net interest income is the amount of interest earned on interest earning assets (loans, investment securities, time deposits in other banks and federal funds sold), less the interest expenses incurred on interest bearing liabilities (interest bearing deposits and borrowed money), and is the principal source of the Bank's earnings. Net interest income is affected by the level of interest rates, volume and mix of interest earning assets and interest bearing liabilities and the relative funding of these assets.

         During the year ended December 31, 2000, net interest income was $1,221,044. For the period ended December 31, 1999, net interest income was $220,912. This increase was primarily attributable to an increase in volume of loans. The average interest earning assets increased to $25,617,091 in 2000 from $14,560,239 in 1999. The average yield on interest earning assets increased from 6.39% to 8.02% from 1999 to 2000, while the average cost of interest bearing deposits increased from 4.24% to 4.93%. The net yield on average interest earning assets increased from 4.56% in 1999 to 4.77% in 2000.

         The table, "Average Balances, Yields and Rates", provides a detailed analysis of the effective yields and rates on the categories of interest earning assets and interest bearing liabilities for the periods ended December 31, 2000 and 1999.

                       Average Balances, Yields and Rates

                                                                Year Ended December 31, 2000      Period Ended December 31, 1999
                                                                ----------------------------      ------------------------------
                                                                            Interest                             Interest
                                                               Average       Income/    Yields/     Average      Income/    Yields/
                                                             Balances(1)     Expense    Rates     Balances(1)    Expense    Rates(2)
                                                             -----------     -------    --------  -----------    -------    --------
Assets
Securities ..............................................    $ 8,633,327    $  567,469     6.57%   $ 6,149,556   $106,881      5.87%
Federal Funds Sold ......................................      3,820,164       238,582     6.25%     5,481,852     85,953      5.30%
Loans(3) ................................................     13,163,600     1,248,908     9.49%     2,928,831     82,459      9.52%
                                                             -----------    ----------     ----    -----------   --------      -----
        Total interest earning assets ...................     25,617,091     2,054,959     8.02%    14,560,239    275,293      6.39%
Cash and due from banks .................................        950,331                               661,227
Allowance for loan losses ...............................       (154,746)                              (45,692)
Premises and equipment ..................................      1,185,631                               790,593
Other assets ............................................        340,008                                80,101
                                                             -----------                           -----------
        Total assets ....................................    $27,938,315                           $16,046,468
                                                             ===========                           ===========

Liabilities and shareholders' equity
Interest bearing deposits
        Interest bearing transaction accounts ...........    $ 4,869,945    $ 193,565     3.97%    $ 2,697,786   $ 32,619      4.09%
        Savings .........................................      2,435,636      101,886     4.18%        993,202     10,052      3.42%
        Time deposits $100M and over ....................      3,028,297      179,667     5.93%      1,461,197     19,893      4.60%
        Other time deposits .............................      3,708,195      216,533     5.84%      1,132,701     16,267      4.85%
                                                             -----------    ---------     ----     -----------   --------      -----
            Total interest bearing deposits .............     14,042,073      691,651     4.93%      6,284,886     78,831      4.24%
Federal Funds purchased & repurchase agreements .........      2,911,907      142,264     4.89%        698,668     10,531      5.09%
                                                             -----------    ---------     ----     -----------   --------      -----
            Total interest bearing liabilities ..........     16,953,980      833,915     4.92%      6,983,554      88,993     4.36%
Noninterest bearing demand deposits .....................      5,198,214                             3,049,829

Other liabilities .......................................         89,258                                12,458
Shareholders' equity ....................................      5,696,863                             6,000,627
                                                             -----------                           -----------
        Total liabilities and shareholders' equity ......    $27,938,315                           $16,046,468
                                                             ===========                           ===========
Interest rate spread(4)                                                                  3.10%                                 2.03%
Net interest income and net yield on earning assets(5) ..                   1,221,044    4.77%                   $196,462      4.56%
Interest free funds supporting earning assets(6) ........    $11,575,018                           $ 8,275,353

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

Rate/Volume Analysis of Net Interest Income

         The effect of changes in average balances (volume) and rates on interest income, interest expense and net interest income, has been excluded because virtually all of the increase in net interest income is from the increase in volume of loans and deposits. This is a result of the short period which the Bank was open in 1999.

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

         The table, "Interest Sensitivity Analysis", indicates that, on a cumulative basis, rate sensitive assets exceeded rate sensitive liabilities, resulting in an asset sensitive position at the end of 2000 of $7,806,000, for a cumulative gap ratio of 1.33. When interest sensitive liabilities exceed interest sensitive assets for a specific repricing "horizon", a negative interest sensitivity gap results. The gap is positive when interest sensitive assets exceed interest sensitive liabilities, as was the case at the end of 2000 with respect to the one year time horizon. For a bank with a positive gap, rising interest rates would be expected to have a positive effect on net interest income and falling rates would be expected to have the opposite effect.

         The table below reflects the balances of interest earning assets and interest bearing liabilities at the earlier of their repricing or maturity dates. Amounts of fixed rate loans are reflected at the loans' final maturity dates. Variable rate loans are reflected at the earlier of their contractual maturity date or the date at which the loan may be repriced contractually. Deposits in other banks and debt securities are reflected at the earlier of each instrument's repricing date for variable rate instruments or the ultimate maturity date for fixed rate instruments. Overnight federal funds sold are reflected in the earliest repricing interval due to the immediately available nature of these funds. Interest bearing liabilities with no contractual maturity, such as interest bearing transaction accounts and savings deposits are reflected in the earliest repricing interval due to contractual arrangements which give management the opportunity to vary the rates paid on these deposits within a thirty-day or shorter period. However, the Bank is under no obligation to vary the rates paid on those deposits within any given period. Fixed rate time deposits, principally certificates of deposit, are reflected at their contractual maturity dates. Federal funds purchased and securities sold under agreements to repurchase are presented in the 1-3 month repricing interval because their rates are adjustable at their contractual maturity dates.

                          Interest Sensitivity Analysis

                                                                                   December 31, 2000
                                                                                   -----------------
                                                                 1-3      3-12       1-3       3-5      5-15      > 15
                                                   Immediate   Months    Months     Years     Years    Years     Years       Total
                                                   ---------   ------    ------     -----     -----    -----     -----       -----
                                                                                (Dollars in Thousands)
Interest earning assets
    Securities ...................................          -     399      2,141     7,301         -        -          -       9,841
    Federal funds sold ...........................      3,330       -          -         -         -        -          -       3,330
    Loans ........................................      2,796   4,872      4,771     2,851     1,609    1,539          -      18,438
    Interest bearing balances ....................          -     100          -     -             -        -          -         100
                                                        -----   -----      -----    ------     -----    -----      -----      ------
        Total interest earning assets ............      6,126   5,371      6,912    10,152     1,609    1,539          -      31,709
                                                        -----   -----      -----    ------     -----    -----      -----      ------

Interest bearing deposits
    Interest bearing transaction accounts ........      1,459       -          -     4,376         -        -          -       5,835
    MMDA's .......................................        754       -          -     2,263         -        -          -       3,017
    Savings ......................................          -       -          -       652         -        -          -         652
    Time deposits $100M and over .................          -     411      2,693     1,706         -        -          -       4,810
    Other time deposits ..........................          -   1,241      2,577     2,963        29        -          -       6,810
    Federal funds purchased and
    securities sold under agreements to
    repurchase ...................................          -   2,779          -         -         -        -          -       2,779
                                                        -----   -----      -----    ------     -----    -----      -----      ------
        Total interest bearing ...................      2,213   4,431      5,270    11,960        29        -          -      23,903
                                                        =====   =====      =====    ======     =====    =====      =====      ======
        liabilities

Interest sensitivity gap .........................      3,913     940      1,642   (1,808)     1,580    1,539          -       7,806
Cumulative interest sensitivity gap ..............      3,913   4,853      6,495     4,687     6,267    7,806      7,806       7,806
Gap ratio ........................................       2.77    1.21       1.31       .85      1.02        -          -        1.33
Cumulative gap ratio .............................       2.77    1.73       1.55      1.20      1.26     1.33       1.33        1.33

(1) There were no nonaccruing loans or unamortized deferred loan fees, both of which would normally be subtracted from loans for purposes of this table.

Provision for Loan Losses

         The provision for loan losses is charged to earnings based on management's continuing review and evaluation of the loan portfolio and general economic conditions. Provisions for loan losses were $102,000 and $105,000 for the periods ended December 31, 2000 and 1999, respectively. There were no charge-offs or non-accrual loans in 2000 or 1999. For the year ended December 31, 2000 the Bank maintained a single past due loan with an outstanding balance of $7,180.50. There were no past due loans at December 31, 1999. See "Impaired Loans" and "Allowance for Loan Losses" for a discussion of the factors management considers in its review of the adequacy of the allowance and provision for loan losses.

Other Income

         In 2000 the Bank had income from service fees on deposit accounts of $73,074 compared to $8,000 of such income in the period ended December 31, 1999. The combination of increased accounts and account activity as well as the longer reporting period accounted for the difference.

Other Expenses

         Other expenses, which consist primarily of salaries and employee benefits, net occupancy, data processing, and organizational and pre-opening expenses totaled $1,074,044 for the year ended December 31, 2000 as compared to $610,548 for the period ended December 31, 1999. The increase in expenses is related to a full year of operations in 2000 compared to one quarter of operations in 1999.

Income Taxes

         During the year ended December 31, 2000, the Bank recorded a tax expense of $33,657 compared to a tax benefit of $86,793 for the period ended December 31, 1999. The Bank accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Certain items of income and expense (principally provision for loan losses, depreciation, and pre-opening expenses) are included in one reporting period for financial accounting purposes and another for income tax purposes.


Investment Securities

         The following table summarizes the carrying amounts of securities held by the Bank at December 31, 2000 and 1999.

                   Investment Securities Portfolio Composition

                                            December 31, 2000  December 31, 1999
                                            -----------------  -----------------
                                                         Available for sale
                                                         ------------------
                                                       (Dollars in thousands)

U.S. Government Agencies .....................    $ 9,841                $ 9,209
Federal Reserve Bank Stock ...................        180                    180
                                                  -------                -------

Total ........................................    $10,021                $ 9,389
                                                  =======                =======

Available-for-sale securities are stated at estimated fair value.

         The following table presents maturities and weighted average yields of securities at December 31, 2000 and 1999.

              Investment Securities Portfolio Maturities and Yields

                                                    December 31, 2000                    December 31, 1999
                                               ------------------------------       ------------------------------
                                               Available-for-sale       Yield       Available-for-sale       Yield
                                               ------------------       -----       ------------------       -----
                                                                    (Dollars in thousands)
U.S. Government Agencies
      Within one year .......................         $ 2,540            6.49%              $    -              -
      After one through five years ..........           7,301            6.75%               4,846           5.73%
      After five through ten years ..........               -               -%               4,363           6.51%
                                                      -------            ----               ------           -----
                                                        9,841            6.68%               9,209           6.10%
                                                      -------            ----               ------           -----

Federal Reserve Bank Stock (No Maturity) ....             180            6.00%                 180           5.92%

Total
      Within one year .......................           2,540            6.49%               4,846           5.73%
      After one through five years ..........           7,301            6.75%               4,363           6.51%
      After five through ten years ..........               -               -%                   0              -%
      No Maturity ...........................             180            6.00%                 180           5.92%
                                                      -------            ----               ------           -----

      Total .................................         $10,021            6.67%              $9,389           6.10%
                                                      =======            ====               ======           ====

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

Loan Portfolio

         Management believes the loan portfolio is adequately diversified. The Bank has no significant concentrations of loans in any particular individuals or groups of related individuals and has no foreign loans. However, the Bank does have a concentration of loans in the services and construction industries, which by category comprise over 25% of the Bank's Tier 1 Capital and allowance for loan losses.

         The amount of loans outstanding at December 31, 2000 and 1999 are shown in the following table according to type of loan:

                           Loan Portfolio Composition

                                                                                     December 31,
                                                                                     ------------
                                                                          2000                          1999
                                                                          ----                          ----
                                                                                   % of                        % of
                                                                  Amount          Loans         Amount         Loans
                                                                  ------          -----         ------         -----
                                                                               (Dollars in thousands)

Commercial and industrial ..................................     $ 6,808          36.9%        $2,793         41.5%
Real Estate - construction .................................       1,930          10.5%           130          1.9%
Real Estate - mortgage
      Farmland .............................................           -             -              -            -
      1-4 family residential ...............................       5,130          27.8%         1,971         29.2%
      Nonfarm, nonresidential ..............................       1,909          10.4%           293          4.4%
      Multifamily (5 or more) residential ..................         299           1.6%             -
Consumer installment .......................................       2,362          12.8%          1,549        23.0%
                                                                 -------          ----          ------       -----
      Total loans ..........................................      18,438           100%          6,736       100.0%
      Less allowance for loan losses .......................        (207)                         (105)
                                                                 -------                        ------
      Net loans ............................................     $18,231                        $6,631
                                                                 =======                        ======

Maturity Distribution of Loans

         The following table sets forth the maturity distribution of the Bank's loans, by type, as of December 31, 2000, as well as the type of interest requirement on such loans.

             Maturity and Interest Sensitivity Distribution of Loans

                                                                            December 31, 2000
                                                                            -----------------
                                                                1 Year       1-5       5 Years
                                                               or Less      Years      or More       Total
                                                               -------      -----      -------       -----
                                                                          (Dollars in Thousands)

Commercial and industrial ..................................     $3,394     $2,676       $  738     $ 6,808
Real Estate-construction ...................................      1,769        161            0       1,930
Real Estate-mortgage .......................................      2,034      3,037        2,267       7,338
Consumer installment .......................................      1,753        609            0       2,362
                                                                 ------     ------       ------     -------
      Total ................................................     $8,950     $6,483       $3,005     $18,438
                                                                 ======     ======       ======     =======

Predetermined rate, maturity greater than one year .........                $6,288       $2,521     $ 8,809
                                                                            ======       ======     =======

Variable rate or maturity within one year ..................     $8,950     $  195       $  484     $ 9,629
                                                                 ======     ======       ======     =======

Impaired Loans

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

Real Estate Owned

         The Bank had no real estate owned pursuant to foreclosure or in-substance foreclosure at December 31, 2000. Real estate owned is initially recorded at the lower of net loan principal balance or its estimated fair market value less estimated selling costs. The estimated fair value is determined by appraisal at the time of acquisition.

Allowance for Loan Losses

         The allowance for loan losses is increased by direct charges to operating expense. Losses on loans will be charged against the allowance in the period in which management determines that it is more likely than not such loans have become uncollectible. Recoveries of previously charged off loans will be credited to the allowance. The table, "Summary of Loan Loss Experience", summarizes loan balances at the end of each period indicated, averages for each period, changes in the allowance arising from charge-offs and recoveries by loan category (of which there had been none at December 31, 2000), and additions to the allowance which have been charged to expense. In reviewing the adequacy of the allowance for loan losses at each year end, management will take into consideration the historical loan losses experienced by the bank, current economic conditions affecting the borrowers' ability to repay, the volume of loans, and the trends in delinquent, nonaccruing, and any potential problem loans, and the quality of collateral securing nonperforming and problem loans. Management considers the allowance for loan losses adequate to cover its estimate of loan losses inherent in the loan portfolio as of December 31, 2000.

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


                         Summary of Loan Loss Experience

                                                                                                       Periods ended December 31,
                                                                                                       --------------------------
                                                                                                       2000                 1999
                                                                                                       ----                 ----
                                                                                                        (Dollars in thousands)
Total loans outstanding at end of period,
      net of deferred net loan fees ....................................................              $18,438               $ 6,736
Average amount of loans outstanding ....................................................              $13,164               $ 2,929

Balance of allowance for loan losses-beginning .........................................              $   105               $     0
                                                                                                      -------               -------
Loans charged off ......................................................................              $     0               $     0
Recoveries of loans previously charged-off .............................................              $     0               $     0
                                                                                                      -------               -------
Net charge-offs (recoveries) ...........................................................              $     0               $     0
                                                                                                      -------               -------
                                                                                                      $   102               $   105
                                                                                                      -------               -------


Additions to allowance charged to expense
Balance of allowance for loan losses-ending ............................................              $   207               $   105
                                                                                                      -------               -------

Ratios
      Net charge-offs to average loans outstanding .....................................                  0.0%                  0.0%
      Net charge-offs to loans at end of period ........................................                  0.0%                  0.0%
      Allowance for loan losses to average loans .......................................                 1.57%                  3.6%
      Allowance for loan losses to loans at end of period ..............................                 1.12%                  1.6%
      Net charge-offs to allowance for loan losses .....................................                  0.0%                  0.0%
      Net charge-offs to provision for loan losses .....................................                  0.0%                  0.0%

         The following table presents the allocation of the allowance for loan losses at the end of the periods ended December 31, 2000 and 1999, compared with the percent of loans in the applicable categories to total loans. The allowance for loan losses is not allocated to specific categories of loans and is available to absorb losses in all categories.

                     Allocation of Allowance for Loan Losses

                                                                                     Periods ended December 31,
                                                                                     --------------------------
                                                                                2000                             1999
                                                                                ----                             ----
                                                                                         % of                               % of
                                                                     Amount              Loans            Amount            Loans
                                                                     ------              -----            ------            -----
                                                                                       (Dollars in thousands)
Commercial and industrial ..............................              $ 76              36.9%            $ 44                 41.5%
Real Estate - construction .............................              $ 22              10.5%               2                  1.9%
Real Estate - mortgage .................................              $ 82              39.8%              35                 33.6%
Consumer installment ...................................              $ 27              12.8%              24                 23.0%
                                                                      ----              ----             ----                -----

      Total ............................................              $207               100%            $105                100.0%

Deposits

         The average amounts and percentage composition of deposits held by the Bank for the periods ended December 31, 2000 and 1999, are summarized below:

                                Average Deposits

                                                                                         Periods Ended December 31,
                                                                                         --------------------------
                                                                                      2000                        1999
                                                                                      ----                        ----
                                                                           Amount           Rate          Amount              Rate
                                                                           ------           ----          ------              ----
                                                                                           (Dollars in thousands)

Noninterest bearing demand ...................................           $ 5,198           27.0%         $ 3,050              32.7%
Interest bearing transaction accounts ........................           $ 4,870           25.3%           2,698              28.9%
Savings ......................................................           $ 2,436           12.7%             993              10.6%
Time deposits $100M and over .................................           $ 3,028           15.7%           1,461              15.7%
Other time ...................................................           $ 3,708           19.3%           1,133              12.1%
                                                                         -------          -----          -------             -----
      Total ..................................................           $19,240          100.0%         $ 9,335             100.0%
                                                                         =======          =====          =======             =====

         As of December 31, 2000, the Bank held $4,809,864 in time deposits of $100,000 or more with approximately $935,518 maturing within three months, $471,901 maturing over three through six months, $1,696,314 maturing over six through twelve months, and $1,706,131 maturing over twelve months. Average time deposits $100,000 and over comprised approximately 15.7% of total average deposits during 2000 and 1999. The vast majority of time deposits $100,000 and over are acquired from customers within the Bank's service area in the ordinary course of business. The Bank does not purchase brokered deposits. While most of the large time deposits are acquired from customers with standing relationships with the Bank, it is a common industry practice not to consider these types of deposits as core deposits because their retention can be expected to be heavily influenced by rates offered, and therefore such deposits may have the characteristics of shorter-term purchased funds. Time deposit $100,000 and over involve the maintenance of an appropriate matching of maturity distribution and a diversification of sources to achieve an appropriate level of liquidity.

Return on Equity and Assets

         The following table shows the return on assets (net income divided by average total assets), return on equity (net income divided by average equity), dividend payout ratio (dividends declared per share divided by net income per share), and equity to assets ratio (average equity divided by average total assets) for the periods ended December 31, 2000 and 1999.

                                                      Periods ended December 31,
                                                      --------------------------
                                                         2000             1999
                                                         ----             ----
Return on assets ............................             .42%           (5.05%)
Return on equity ............................            2.06%           (2.39%)
Dividend payout ratio .......................            0.00%            0.00%
Equity to assets ratio ......................           16.40%           28.47%

         During 2001, the Bank's plan of operation is to seek to attract new deposit and loan customers. Deposit accounts will be sought from individuals and businesses in the Easley, South Carolina area. The Bank intends to offer competitive rates for such accounts and may seek new accounts by offering rates slightly above those prevailing in the market. Loan business is expected to be sought by offering competitive rates and terms to credit worthy customers. Management will emphasize personal service and accessibility as reasons for customers to do business with the Bank. Personal contacts by management as well as advertising and competitive prices and services are expected to be the Bank's principal marketing tools.

Liquidity

         Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. Some liquidity is ensured by maintaining assets which may be immediately converted into cash at minimal cost (amounts due from banks and federal funds sold). However, the most manageable sources of liquidity are composed of liabilities, with the primary focus on liquidity management being on the ability to obtain deposits within the Bank's service area. Core deposits (total deposits less wholesale time deposits) provide a relatively stable funding base, and were equal to 58.2% of total assets at December 31, 2000. Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold, and funds from maturing loans. The Company had over $1,900,000 in cash and liquid assets at December 31, 2000. These funds are expected to be more than sufficient to absorb potential operating losses in 2001. The Bank also has $1.5 million available through a line of credit with another bank as an additional source of liquidity funding.

         In 1999, the Bank purchased a 1.83 acre tract of land for its office site. A modular office facility was located on a portion of the site to serve as the Bank's headquarters until a permanent main office building could be built at the location. On January 16, 2001, the Bank completed the construction of its permanent main office building and relocated its operations. It is estimated that the cost of the building together with furnishings and equipment was approximately $1,582,000.

         The Company has plans to hire as many as 6 or 7 additional employees in 2001 to help support the Bank's growth and maintain a high level of customer service.

         Management believes that the Bank's overall liquidity sources are adequate to meet its operating needs. Accordingly, the Company does not expect to have to raise additional funds in 2001.

Capital Resources
         At December 31, 2000, shareholders' equity increased from 1999's balance of $7,576,494 to $7,691,883 as a result of earnings and unrealized gains on investment securities.

         The Bank is subject to regulatory capital adequacy standards. Under these standards, financial institutions are required to maintain certain minimum ratios of capital to risk-weighted assets and average total assets. Under the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991, federal financial institution regulatory authorities are required to implement prescribed "prompt corrective actions" upon the deterioration of the capital position of a bank. If the capital position of an affected institution were to fall below certain levels, increasingly stringent regulatory corrective actions are mandated.

         The Bank's December 31, 2000 capital ratios are presented in the following table, compared with the "well capitalized" and minimum ratios under the FDIC regulatory definitions and guidelines:

                                                                                                                    To be well
                                                                                                                   capitalized
                                                                                          For capital              under prompt
                                                                                          For capital               corrective
                                                                                       adequacy purposes        action provisions
                                                                                       -----------------        -----------------
                                                                       Actual                 Minimum                  Minimum
                                                                       ------                 -------                  -------
                                                                 Amount       Ratio      Amount       Ratio      Amount       Ratio
                                                                 ------       -----      ------       -----      ------       -----
                                                                                       (Dollars in thousands)
As of December 31, 2000
   Total Capital (to risk Weighted assets) ...............       $5,974        27.1%     $1,760        8.0%     $2,200        10.0%
   Tier 1 Capital (to risk Weighted assets) ..............        5,767        26.2%        880        4.0%      1,320         6.0
   Tier 1 Capital (to average Assets)(leverage) ..........        5,767        16.9%      1,367        4.0%      1,709         5.0

Inflation

         Since the assets and liabilities of a bank are primarily monetary in nature (payable in fixed, determinable amounts), the performance of a bank is affected more by changes in interest rates than by inflation. Interest rates generally increase as the rate of inflation increases, but the magnitude of the change in rates may not be the same.

         While the effect of inflation on banks is normally not as significant as is its influence on those businesses which have large investments in plant and inventories, it does have an effect. During periods of high inflation, there are normally corresponding increases in the money supply, and banks will normally experience above-average growth in assets, loans and deposits. Also general increases in the prices of goods and services will result in increased operating expenses.


Item 7.  Financial Statements.

         Report of Independent Certified Public Accounts
         Consolidated Balance Sheets
         Consolidated Statements of Operations
         Consolidated Statements of Shareholders' Equity
         Consolidated Statements of Cash Flows
         Notes to Consolidated Financial Statements

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Cornerstone Bancorp and Subsidiary
Easley, South Carolina


         We have audited the accompanying consolidated balance sheets of Cornerstone Bancorp and Subsidiary (the "Company") as of December 31, 2000 and 1999 and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 2000 and for the period from January 11, 1999 (inception) to December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cornerstone Bancorp and Subsidiary at December 31, 2000 and 1999 and the results of their operations and cash flows for the year ended December 31, 2000 and for the period from January 11, 1999 (inception) to December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.




                                       Elliott, Davis & Company, L.L.P.

February 2, 2001
Greenville, South Carolina

                       CORNERSTONE BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                                              December 31,
                                                                                                              ------------
                                                                                                        2000                 1999
                                                                                                        ----                 ----
                                                          ASSETS

CASH AND DUE FROM BANKS ....................................................................       $  1,109,001        $    711,239

FEDERAL FUNDS SOLD .........................................................................          3,330,000           1,910,000

INVESTMENT SECURITIES ......................................................................         10,021,055           9,388,957

LOANS, NET .................................................................................         18,230,770           6,631,232

PROPERTY AND EQUIPMENT, NET ................................................................          2,285,755             871,704

OTHER ASSETS ...............................................................................            405,858             285,562
                                                                                                   ------------        ------------
         Total assets ......................................................................       $ 35,382,439        $ 19,798,694
                                                                                                   ============        ============

                                           LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
     Deposits
         Noninteresting bearing ............................................................       $  3,666,474        $  2,067,449
         Interest bearing ..................................................................         21,124,387           7,853,887
                                                                                                   ------------        ------------
         Total deposits ....................................................................         24,790,861           9,921,336
     Securities sold under repurchase agreements ...........................................          2,779,254           2,289,278
     Other liabilities .....................................................................            120,441              11,586
                                                                                                   ------------        ------------
         Total liabilities .................................................................         27,690,556          12,222,200

COMMITMENTS AND CONTINGENCIES - Notes 9 and 13

SHAREHOLDERS' EQUITY
     Preferred  stock, 10,000,000 shares authorized,
           no shares issued Common  stock, no par value,
           20,000,000 shares authorized, 800,000 shares issued .............................          7,985,000           7,985,000
     Retained deficit ......................................................................           (315,426)           (399,843)
     Accumulated other comprehensive income (loss) .........................................             22,309              (8,663)
                                                                                                   ------------        ------------
         Total shareholders' equity ........................................................          7,691,883           7,576,494
                                                                                                   ------------        ------------
         Total liabilities and shareholders' equity ........................................       $ 35,382,439        $ 19,798,694
                                                                                                   ============        ============




The accompanying notes are an integral part of these financial statements.

                                                                                                                         For the
                                                                                                                       period from
                                                                                                  For the           January 11, 1999
                                                                                                year ended           (inception) to
                                                                                               December 31,           December 31,
                                                                                                   2000                   1999
                                                                                                   ----                   ----
INTEREST INCOME
     Loans and fees on loans ........................................................             $1,248,908             $   82,459
     Investment securities ..........................................................                803,955                192,834
     Escrow and interest bearing accounts ...........................................                  2,096                 34,612
                                                                                                  ----------             ----------

         Total interest income ......................................................              2,054,959                309,905
INTEREST EXPENSE
     Deposits and borrowings ........................................................                833,915                 88,993
                                                                                                  ----------             ----------
         Net interest income ........................................................              1,221,044                220,912

PROVISION FOR POSSIBLE LOAN LOSSES ..................................................                102,000                105,000
                                                                                                  ----------             ----------
         Net interest income after provision for possible
            loan losses .............................................................              1,119,044                115,912

NONINTEREST INCOME
     Service fees on deposit accounts ...............................................                 73,074                  8,000
NONINTEREST EXPENSES
     Salaries and wages .............................................................                566,222                154,327
     Advertising ....................................................................                 34,005                 21,016
     Supplies .......................................................................                 32,886                 31,041
     Data processing ................................................................                 76,558                 20,073
     Occupancy and equipment ........................................................                141,344                 53,806
     Organizational and pre-opening expenses ........................................                      -                249,678
     Other operating ................................................................                223,029                 80,607
                                                                                                  ----------             ----------
         Total noninterest expenses .................................................              1,074,044                610,548
                                                                                                  ----------             ----------
         Income (loss) before income taxes ..........................................                118,074               (486,636)
INCOME TAX PROVISION (BENEFIT) ......................................................                 33,657                (86,793)
                                                                                                  ----------             ----------
         Net income (loss) ..........................................................             $   84,417             $ (399,843)
                                                                                                  ==========             ==========
BASIC NET INCOME (LOSS) PER COMMON SHARE ............................................             $     0.11             $    (0.50)
                                                                                                  ==========             ==========

DILUTED NET INCOME (LOSS) PER
     COMMON SHARE ...................................................................             $     0.10             $    (0.50)
                                                                                                  ==========             ==========

BASIC WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING ......................................................                800,000                800,000
                                                                                                  ==========             ==========

DILUTED WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING ......................................................                832,000                800,000
                                                                                                  ==========             ==========



The accompanying notes are an integral part of these financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY





                                                                                                        Accumulated
                                                                     Common stock                           Other         Total
                                                                     ------------           Retained    Comprehensive  Shareholders'
                                                                Shares          Amount       Deficit     Income (loss)    equity
                                                                ------          ------       -------     -------------    ------

BALANCE, JANUARY 11, 1999 (inception) ....................             -    $         -    $        -    $         -  $           -
                                                             -----------    -----------   -----------    -----------    -----------
   Net loss ..............................................             -              -      (399,843)             -       (399,843)
   Other comprehensive loss, net of taxes
     Unrealized loss on investment securities ............             -              -             -         (8,663)        (8,663)
                                                                                                                        -----------
   Comprehensive loss ....................................                                                                 (408,506)
   Sale of stock (net of offering expenses of 15,000) ....       800,000      7,985,000             -              -      7,985,000
                                                             -----------    -----------   -----------    -----------    -----------

BALANCE, DECEMBER 31, 1999 ...............................       800,000      7,985,000      (399,843)        (8,663)     7,576,494
   Net income ............................................             -              -        84,417              -         84,417
   Other comprehensive income, net of income taxes:
     Unrealized gain on investment securities ............             -              -             -         30,972         30,972
                                                                                                                        -----------
   Comprehensive income ..................................             -              -             -              -        115,389
                                                             -----------    -----------   -----------    -----------    -----------

BALANCE, DECEMBER 31, 2000 ...............................       800,000    $ 7,985,000   $  (315,426)   $    22,309    $ 7,691,883
                                                             ===========    ===========   ===========    ===========    ===========





























The accompanying notes are an integral part of these financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                        For the
                                                                                                                      period from
                                                                                                   For the          January 11, 1999
                                                                                                  year ended         (inception) to
                                                                                                 December 31,         December 31,
                                                                                                     2000                 1999
                                                                                                     ----                 ----
OPERATING ACTIVITIES
     Net income (loss) .............................................................           $     84,417            $   (399,843)
     Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities
        Depreciation and amortization ..............................................                 71,150                  20,296
        Deferred income tax provision (benefit) ....................................                 33,657                 (86,793)
        Provision for possible loan losses .........................................                102,000                 105,000
        Increase in other assets ...................................................               (160,984)               (194,306)
        Increase in other liabilities ..............................................                108,855                  11,585
                                                                                               ------------            ------------

           Net cash provided by (used for) operating activities ....................                239,095                (544,061)
                                                                                               ------------            ------------

INVESTING ACTIVITIES
     Increase in federal funds sold ................................................             (1,420,001)             (1,910,000)
     Proceeds from maturities of investment securities .............................              4,801,644                       -
     Purchase of investment securities .............................................             (5,395,732)             (9,402,083)
     Increase in loans, net ........................................................            (11,701,539)             (6,736,232)
     Purchase of property and equipment ............................................             (1,485,205)               (892,000)
                                                                                               ------------            ------------

           Net cash used for investing activities ..................................            (15,200,833)            (18,940,315)
                                                                                               ------------            ------------

FINANCING ACTIVITIES
     Sale of stock, net ............................................................                      -               7,985,000
     Net increase in deposits ......................................................             14,869,524               9,921,337
     Net increase in securities sold under
        repurchase agreements ......................................................                489,976               2,289,278
                                                                                               ------------            ------------

           Net cash provided by financing activities ...............................             15,359,500              20,195,615
                                                                                               ------------            ------------

           Net increase in cash and cash equivalents ...............................                397,762                 711,239

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD .......................................                711,239                       -
                                                                                               ------------            ------------

CASH AND DUE FROM BANKS, END OF PERIOD .............................................           $  1,109,001            $    711,239
                                                                                               ============            ============

CASH PAID FOR
     Interest ......................................................................           $    755,024            $     77,993
                                                                                               ============            ============

     Income taxes ..................................................................           $          -            $          -
                                                                                               ============            ============

The  accompanying  notes are an  integral  part of these  financial  statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

           Cornerstone Bancorp, (the "Company") was incorporated under the laws of the State of South Carolina for the purpose of operating as a bank holding company for Cornerstone National Bank (the "Bank"). The Company offered its common stock for sale to the public at an initial public offering price of $10 per share and raised approximately $8 million in capital, net of offering expenses. The Company obtained regulatory approval to operate a national bank and opened the Bank for business on September 15, 1999, with a total capitalization of $6 million. The Bank provides full commercial banking services to customers and is subject to regulation by the Office of the Controller of the Currency (OCC) and the Federal Deposit Insurance Corporation. The Company is subject to the regulation of the Federal Reserve Board.

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

Estimates

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amount of income and expenses during the reporting periods. Actual results could differ from those estimates.

Concentrations of credit risk

     The Company makes loans to individuals and businesses in and around Upstate South Carolina for various personal and commercial purposes. The Bank has a diversified loan portfolio and the borrowers' ability to repay their loans is not dependent upon any specific economic sector. The Bank has concentrations of credit in services and construction industries, which by category comprise over 25 percent of Tier 1 Capital and allowance for loan losses.

Investment securities

     The Company accounts for investment securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The statement requires investments in equity and debt securities to be classified into three categories:

1. Available for sale securities: These are securities which are not classified as either held to maturity or as trading securities. These securities are reported at fair market value. Unrealized gains and losses are reported, net of income taxes, as separate components of shareholders' equity (accumulated other comprehensive income (loss)).

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

Allowance for possible loan losses

     The provision for possible loan losses charged to operating expenses reflects the amount deemed appropriate by management to establish an adequate reserve to meet the present and foreseeable risk characteristics of the current loan portfolio. Management's judgment is based on periodic and regular evaluation of individual loans, the overall risk characteristics of the various portfolio segments, past experience with losses and prevailing and anticipated economic conditions. Loans which are determined to be uncollectible are charged against the allowance.
     Provisions for possible loan losses and recoveries on loans previously charged off are added to the allowance.

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

Net income (loss) per common share

     Basic net income (loss) per common share is computed on the basis of the weighted average number of common shares outstanding in accordance with SFAS No. 128, "Earnings per Share". For purposes of calculating per share amounts for the period ended December 31, 1999, the calculation assumed the stock was outstanding all of 1999. The treasury stock method is used to compute the effect of stock options on the weighted average number of common shares outstanding for the diluted method.

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

          Investment securities - Fair values for investment securities are based on quoted market prices.

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

   Recently issued accounting standards

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." All derivatives are to be measured at fair market value and recognized in the balance sheet as assets and liabilities. SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" was issued in June 2000 and amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities. The two statements are to be adopted concurrently and are effective for fiscal years and quarters beginning after June 15, 2000. The adoption of SFAS No. 133 and SFAS No. 138 did not have any impact on the presentation of the Company's financial results or financial position.

     Other accounting standards that have been issued or proposed by the Financial Accounting Standards Board that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

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


NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

           The Bank is required to maintain average reserve balances, computed by applying prescribed percentages to its various types of deposits, either at the bank or on deposit with the Federal Reserve Bank. At December 31, 2000 and 1999 these required reserves were met by vault cash.


NOTE 3 - FEDERAL FUNDS SOLD

           When the Bank's cash reserves (Note 2) are in excess of the required amount, it may lend excess to other banks on a daily basis. As of December 31, 2000 and 1999 federal funds sold amounted to $3,330,000 and $1,910,000, respectively.

NOTE 4 - INVESTMENT SECURITIES

           The amortized cost and fair value of investment securities available for sale are as follows:

                                                                                   December 31, 2000
                                                                                   -----------------
                                                                                    Gross unrealized
                                                                   Amortized        ----------------              Fair
                                                                      cost        Gains        Losses             value
                                                                      ----        -----        ------             -----
Federal agencies ..........................................     $   9,807,254   $  33,801    $       -    $     9,841,055
Federal Reserve Bank stock - restricted ...................           180,000           -             -           180,000
                                                                -------------   ---------    ----------   ---------------

       Total investment securities ........................     $   9,987,254   $  33,801    $        -   $    10,021,055
                                                                =============   =========    ===========  ===============


                                                                                    December 31, 1999
                                                                                    -----------------
                                                                                     Gross unrealized
                                                                    Amortized        ----------------              Fair
                                                                      cost        Gains        Losses              value
                                                                      ----        -----        ------              -----
Federal agencies ..........................................     $   9,222,083   $       -    $   13,126   $     9,208,957
Federal Reserve Bank stock - restricted ...................           180,000           -             -           180,000
                                                                -------------   ---------    ----------   ---------------

       Total investment securities ........................     $   9,402,083   $       -    $   13,126   $     9,388,957
                                                                =============   =========    ==========   ===============

           The Bank is required to own stock in the Federal Reserve Bank as a member institution. No ready market exists for the stock and it has no quoted market value. However, redemption of the stock has historically been at par value.

           The amortized cost and fair value of securities at December 31, 2000 by contractual maturity, are shown in the following chart. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                           December 31, 2000
                                                           -----------------
                                                       Amortized         Fair
                                                         Cost            Value
                                                         ----            -----
Within one year ................................     $ 2,539,407     $ 2,540,418
Due after one through five years ...............       7,267,847       7,300,637
Federal Reserve Bank stock (no maturity) .......         180,000         180,000
                                                     -----------     -----------
    Total investment securities ................     $ 9,987,254     $10,021,055
                                                     ===========     ===========

           At December 31, 2000 and 1999, $1,361,536 and $902,192, respectively, of securities were pledged to collateralize public deposits.

NOTE 5 - LOANS
           The  composition  of net loans by major loan  category  is  presented below:
                                                             December 31,
                                                             ------------
                                                        2000             1999
                                                        ----             ----

Commercial .....................................     $ 6,808,319     $ 2,793,000
Real estate - construction .....................       1,929,782         130,000
Real estate - mortgage .........................       7,337,868       2,264,000
Consumer .......................................       2,361,801       1,549,232
Loans, gross ...................................      18,437,770       6,736,232

Less allowance for possible loan losses ........         207,000         105,000
                                                     -----------     -----------

Loans, net .....................................     $18,230,770     $ 6,631,232
                                                     ===========     ===========


           At December 31, 2000 and 1999 there were no nonaccruing or impaired loans. During the periods ended December 31, 2000 and 1999 there were no loans charged off and no recoveries.


NOTE 6 - PROPERTY AND EQUIPMENT
           Property and equipment are stated at cost less accumulated depreciation. Components of property and equipment included in the balance sheet are as follows:
                                                              December 31,
                                                              ------------
                                                        2000               1999
                                                        ----               ----
Land and improvements ......................        $  570,981        $  570,981
Furniture and equipment ....................           298,367           295,754
Vehicles ...................................            25,265            25,265
Construction in progress ...................         1,482,588                 -
                                                    ----------        ----------
                                                     2,377,201           892,000
Accumulated depreciation ...................            91,446            20,296
                                                    ----------        ----------
     Total property and equipment ..........        $2,285,755        $  871,704
                                                    ==========        ==========

         Construction of the Company's main office was completed in January, 2001. Total costs of the building were approximately $1,582,000.

         Depreciation expense for the periods ended December 31, 2000 and 1999 amounted to $71,150 and $20,296, respectively. Depreciation is charged to operations over the estimated useful lives of the assets. The estimated useful lives and methods of depreciation for the principal items follow:

         Type of Asset               Life in Years        Depreciation Method
   -------------------------     -------------------      -------------------
   Software                             3                 Straight-line
   Furniture and equipment              5 to 7            Straight-line
   Improvements                         5 to 40           Straight-line
   Vehicles                             3                 Straight-line


NOTE 7 - DEPOSITS

     The following is a detail of the deposit accounts as of:

                                                            December 31,
                                                            ------------
                                                       2000             1999
                                                       ----             ----
Noninterest bearing ........................       $ 3,666,474       $ 2,067,449
Interest bearing:
     NOW accounts ..........................         5,835,386         3,973,730
     Money market accounts .................         3,017,532           627,321
     Savings ...............................           651,830           352,411
     Time, less than $100,000 ..............         6,809,775           987,448
     Time, $100,000 and over ...............         4,809,864         1,912,977
                                                   -----------       -----------
     Total deposits ........................       $24,790,861       $ 9,921,336
                                                   ===========       ===========

           Interest expense on time deposits greater than $100,000 was $179,667 in 2000 and $19,983 in 1999.

           At December 31, 2000 the scheduled maturities of certificates of deposit are as follows:

       2001 ...................    $    53,625
       2002 ...................      6,675,797
       2003 ...................      4,614,358
       2004 ...................         57,151
       2005 ...................         15,086
       2006 ...................        203,622
                                   -----------
                                   $11,619,639
                                   ===========


NOTE 8 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS


         Securities sold under repurchase agreements consist of the following:

                                                             December 31,
                                                             ------------
                                                       2000             1999
                                                       ----             ----
Sweep accounts .........................          $1,779,254          $2,289,278
Repurchase agreements ..................           1,000,000                   -
                                                  ----------          ----------
                                                  $2,779,254          $2,289,278
                                                  ==========          ==========


         U. S. Government securities with an amortized cost of $2,879,950 and $2,799,029 ($2,891,787 and $2,783,852 fair value) were used as collateral for the sweep accounts and repurchase agreements, at December 31, 2000 and 1999, respectively.

          The Bank enters into sales of securities under agreements to repurchase. These obligations to repurchase securities sold are reflected as liabilities in the balance sheets. The dollar amount of securities underlying the agreements are book entry securities maintained by a safekeeping agent. The weighted-average interest rate for sweep accounts was 4.5 percent at December 31, 2000 and 1999 and 6.43 percent at December 31, 2000 for repurchase agreements. The maximum amount outstanding at any month-end was $2,868,892 in 2000 and $2,289,278 in 1999 for sweep accounts and $1,000,000 in 2,000 for repurchase agreements.


NOTE 9 - COMMITMENTS AND CONTINGENCIES

           The Bank may become party to litigation and claims arising in the normal course of business. As of December 31, 2000, there is no litigation pending.

           The Company has a four year contract with a data processing service. Monthly costs are approximately $7,500.

           The Company purchased and is the beneficiary of life insurance for its chief executive officer and chief financial officer.

           Refer to Note 13 concerning financial instruments with off balance sheet risk.


NOTE 10 - UNUSED LINES OF CREDIT

            At December 31, 2000, the Bank had an unused line of credit to purchase federal funds totaling $1,500,000 from an unrelated bank. This line of credit is available on a one to seven day basis for general corporate purposes of the Bank. The lender has reserved the right to withdraw the line at its option.

NOTE 11 - INCOME TAXES

           The provision for income taxes is reconciled to the amount of income tax computed at the federal statutory rate on income before income taxes as follows:

                                                                                    For the periods ended December 31,
                                                                                    ----------------------------------
                                                                                  2000                               1999
                                                                                  ----                               ----

Tax expense at statutory rate ................................       $  40,145               34%        $(165,456)              34%
Increase (decrease) in taxes resulting from:
    Valuation allowance adjustment ...........................          (6,488)              (5)           78,663              (16)
                                                                     ---------        ---------         ---------        ---------

Income tax provision (benefit) ...............................       $  33,657               29%        $ (86,793)              18%
                                                                     =========        =========         =========        =========

     The income tax effect of cumulative temporary differences at December 31, are as follows:

                                                         2000              1999
                                                         ----              ----
Deferred tax asset (liability):
    Allowance for loan losses ..................      $  70,380       $  35,700
    Unrealized net losses (gains)
       on securities available for sale ........        (11,493)          4,463
    Depreciation ...............................        (62,772)        (30,779)
    Net operating loss carryforward ............         91,983         246,448
                                                      ---------       ---------
        Gross deferred tax assets ..............         88,098         255,832
        Less valuation allowance ...............        (46,456)       (164,577)
                                                      ---------       ---------
        Net deferred tax asset .................      $  41,642       $  91,255
                                                      =========       =========

           The net deferred tax asset is included in other assets in the consolidated balance sheets.

The following summary of the provision for income taxes includes tax deferrals which arise from temporary differences in the recognition of certain items of revenue and expense for tax and financial reporting purposes:

                                                       For the periods ended
                                                             December 31,
                                                             ------------
                                                       2000              1999
                                                       ----              ----
Income taxes currently payable ..................       $      -       $      -

Deferred income tax provision (benefit) .........         33,657        (86,793)
                                                        --------       --------
    Income tax provision (benefit) ..............       $ 33,657       $(86,793)
                                                        ========       ========

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

             A summary of loan transactions with directors, including their affiliates, and executive officers are as follows:

                                                      For the periods ended
                                                             December 31,
                                                             ------------
                                                       2000              1999
                                                       ----              ----
Balance, beginning of period ...............        $1,838,334        $        -
New loans ..................................           782,900         1,857,067
Less loan payments .........................         1,081,104            18,733
                                                    ----------        ----------
Balance, end of period .....................        $1,540,130        $1,838,334
                                                    ==========        ==========

           Deposits by directors and their related interests, at December 31, 2000 and 1999 approximated $4,348,000 and $2,365,000, respectively.

           For a portion of 1999, the Company leased temporary office space from one of the directors. Rent expense charged to operations was $4,500.

           During 1999, the Company purchased the land for its main office from a director at a cost of $450,000 which was less than the appraised value.

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

           Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2000 and 1999, unfunded commitments to extend credit were $2,562,111 and $1,310,429, respectively, and outstanding letters of credit were $94,225 and $233,000, respectively. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

NOTE 14 - EMPLOYEE BENEFIT PLAN

         On September 27, 1999, the Company adopted a Simple IRA Plan for the benefit of all eligible employees. The Bank contributes up to three percent of the employee's compensation. Employer contributions made to the Plan in 2000 and 1999 amounted to $13,739 and $7,230, respectively.

NOTE 15 - STOCK OPTION PLAN

         During 1999, the Board of Directors adopted a stock option plan for the benefit of the directors. The Board granted 40,000 options at an option price of $10 per share. All options vest 33 percent each year for three years and expire 10 years from the grant date. The Bank has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation cost been determined based on the fair value at the grant date for the above stock option awards consistent with the provisions of SFAS 123, the Bank's net income (loss) and net income (loss) per common share would have been the pro forma amounts indicated below:
                                                        For the periods ended
                                                              December 31,
                                                              ------------
                                                          2000           1999
                                                          ----           ----
Net income (loss)
As reported ....................................        $84,417       $(399,843)
Pro forma ......................................         67,217        (417,043)
Basic net income (loss) per common share
As reported ....................................            .11            (.50)
Pro forma ......................................            .08            (.52)
Diluted net income (loss) per common share
As reported ....................................            .10            (.50)
Pro forma ......................................            .08            (.52)

         The fair value of the option grant is estimated on the date of grant using the Black-Scholes option pricing model and the minimum value method allowed by SFAS 123. The risk free interest rate used was 5.89 percent, the expected option life was 3 years and the assumed dividend rate was zero.

         A summary of the plan is presented below:


                                                                                   For the periods ended December 31,
                                                                                 2000                                1999
                                                                                 ----                                ----
                                                                                       Weighted                            Weighted
                                                                                        average                            average
                                                                        Shares       exercise price        Shares     exercise price
                                                                        ------       --------------        ------     --------------

Outstanding at beginning of period .........................            40,000         $   10.00                 -                 -
Granted ....................................................                 -                 -            40,000         $   10.00
Exercised ..................................................                 -                 -                 -                 -
Forfeited or expired .......................................                 -                 -                 -                 -
                                                                                                            ------            ------

Outstanding at end of period ...............................            40,000             10.00            40,000             10.00
                                                                                                            ======            ======
Options exercisable at end of period .......................            13,333             10.00              None                 -
Shares available for grant .................................              None                 -              None                 -


NOTE 16 - DIVIDENDS

           There are no current plans to initiate payment of cash dividends and future dividend policy will depend on the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Company's Board of Directors. Federal banking regulations restrict the amount of dividends that the Bank can pay to the Company. At December 31, 2000 the Bank has no retained earnings from which to pay dividends.


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

           Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2000, that the Bank meets all capital adequacy requirements to which it is subject.

           As of December 31, 2000 and 1999, the most recent notification of the banking regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category. The Bank's actual capital amounts and ratios and minimum regulatory amounts and ratios are presented as follows:

                                                                                                            To be well capitalized
                                                                                        For capital         under prompt corrective
                                                                                    adequacy purposes          action provisions
                                                                                    -----------------          -----------------
                                                            Actual                     Minimum                       Minimum
                                                            ------                     -------                       -------
                                                    Amount          Ratio        Amount          Ratio       Amount            Ratio
                                                    ------          -----        ------          -----       ------            -----
                                                                          (amounts in thousands)
As of December 31, 2000
   Total Capital (to risk weighted assets) .....  $   5,974         27.1%      $   1,760         8.0%      $   2,200           10.0%
   Tier 1 Capital (to risk weighted assets) ....      5,767         26.2             880         4.0           1,320            6.0
   Tier 1 Capital (to average assets) ..........      5,767         16.9           1,367         4.0           1,709            5.0

As of December 31, 1999
   Total Capital (to risk weighted assets) .....  $   5,741         59.9%      $     767         8.0%      $     958           10.0%
   Tier 1 Capital (to risk weighted assets) ....      5,636         58.8             225         4.0             575            6.0
   Tier 1 Capital (to average assets) ..........      5,636         33.3             383         4.0             847            5.0

NOTE 18 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

           The estimated fair values of the Company's financial instruments were as follows:

                                                                                               December 31,
                                                                                               ------------
                                                                                 2000                              1999
                                                                                 ----                              ----
                                                                    Carrying            Fair             Carrying           Fair
                                                                      amount            value             amount            value
                                                                      ------            -----             ------            -----
FINANCIAL ASSETS
    Cash and due from banks ................................       $ 1,109,001       $ 1,109,001       $   711,239       $   711,239
    Federal funds sold .....................................         3,330,000         3,330,000         1,910,000         1,910,000
    Investment securities ..................................        10,021,055        10,021,055         9,388,957         9,388,957
    Loans ..................................................        18,230,770        16,380,347         6,631,232         6,504,192
FINANCIAL LIABILITIES
    Deposits ...............................................        24,790,861        21,865,539         9,921,336         9,779,696
    Securities sold under repurchase agreements ............         2,779,254         2,779,254         2,289,278         2,289,278

OFF BALANCE SHEET INSTRUMENTS
    Commitments to extend credit ...........................         2,562,111         2,562,111         1,310,429         1,310,429
    Standby letters of credit ..............................            94,225            94,225           233,000           233,000

NOTE 19 - PARENT COMPANY INFORMATION

           Following is condensed financial information of Cornerstone Bancorp (parent company only):

                            CONDENSED BALANCE SHEETS

                                                              December 31,
                                                              ------------
                                                          2000           1999
                                                          ----           ----
ASSETS
    Cash .....................................       $1,800,523       $1,936,312
    Certificate of deposit ...................          100,000                -
    Investment in subsidiary .................        5,788,732        5,640,182
    Other assets .............................            4,528                -
                                                     ----------       ----------

                                                     $7,693,783       $7,576,494
                                                     ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
    Accrued expenses .........................       $    1,900   $            -
    Shareholders' equity .....................        7,691,883        7,576,494
                                                     ----------       ----------

                                                     $7,693,783       $7,576,494
                                                     ==========       ==========

                              STATEMENTS OF INCOME

                                                                                               For the year         For the period
                                                                                                   ended           January 11, 1999
                                                                                                December 31,        (inception) to
                                                                                                   2000            December 31, 1999
                                                                                                   ----            -----------------
INCOME
    Interest .....................................................................               $   2,096            $  34,613
EXPENSES
    Sundry .......................................................................                  35,257               83,301
                                                                                                 ---------            ---------
       Loss before equity in undistributed
           net income (loss) of bank subsidiary ..................................                 (33,161)             (48,688)

EQUITY IN UNDISTRIBUTED NET INCOME
    (LOSS) OF SUBSIDIARY .........................................................                 117,578             (351,155)
                                                                                                 ---------            ---------

       Net income (loss) .........................................................               $  84,417            $(399,843)
                                                                                                 =========            =========


                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                For the year        For the period
                                                                                                    ended          January 11, 1999
                                                                                                 December 31,       (inception) to
                                                                                                     2000          December 31, 1999
                                                                                                     ----          -----------------
OPERATING ACTIVITIES
    Net income (loss) ................................................................           $    84,417            $  (399,843)
        Adjustment to reconcile net income (loss) to net
        cash used for operating activities ...........................................                     -                      -
        Equity in undistributed net income (loss) of subsidiary ......................              (117,578)               351,155
        Increase in other assets .....................................................                (4,528)                     -
        Increase in accrued expenses .................................................                 1,900                      -
                                                                                                 -----------            -----------

           Net cash used for operating activities ....................................               (35,789)               (48,688)

INVESTING ACTIVITIES
    Investment in bank subsidiary ....................................................                     -             (6,000,000)
    Purchase of certificate of deposit ...............................................              (100,000)                     -
                                                                                                 -----------            -----------

           Net cash used for investing activities ....................................              (100,000)            (6,000,000)

FINANCING ACTIVITIES
    Proceeds from sale of stock, net .................................................                     -              7,985,000
                                                                                                 -----------            -----------

           Net increase (decrease) in cash ...........................................              (135,789)             1,936,312

CASH, BEGINNING OF PERIOD ............................................................             1,936,312                      -
                                                                                                 -----------            -----------

CASH, END OF PERIOD ..................................................................           $ 1,800,523            $ 1,936,312
                                                                                                 ===========            ===========


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         Not Applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors

         The table shows, as to each director, his name, age, positions held with the Company and principal occupation for the past five years and the period during which he served as a director of the Company. Directors of the Company serve until the first annual meeting of shareholders in 2001 or until their successors are elected and qualify.



NAME                           AGE                  PRINCIPAL OCCUPATION                    DIRECTOR SINCE
----                           ---                  --------------------                    --------------


J. Rodger Anthony              55    President and Chief Executive Officer of the                1999
                                     Company, since 1999; Chief Executive Officer,
                                     First National Bank of Pickens County, Easley, SC,
                                     1979 to 1998

Walter L. Brooks               73    President, G&B Enterprises, Liberty, SC (egg                1999
                                     production)

T. Edward Childress, III       54    Registered Pharmacist and Long-term care facility           1999
                                     owner

Nicholas S. Clark              33    Vice President, Secretary, Treasurer and Chief
                                     Financial Officer of the Company, since 1999;               1999
                                     Chief Financial Officer, First National Bank of
                                     Pickens County, Easley, SC, 1993 to 1998
                                                                                                 1999
J. Bruce Gaston                43    Certified Public Accountant
                                                                                                 1999
S. Ervin Hendricks, Jr.        57    President, Nu-Life Environmental, Inc., Easley, SC

Joe E. Hooper                  61    President, Pride Mechanical & Fabrication Company,          1999
                                     Inc.
                                                                                                 1999
Robert R. Spearman             60    Surveyor
                                                                                                 1999
John M. Warren, Jr., M.D.      49    Physician
                                                                                                 1999
George I. Wike, Jr.            55    Investor

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

Item 10. Executive Compensation.

         The following table sets forth the remuneration paid during the year ended December 31, 2000 to the Chief Executive Officer. No other principal officer of the Company was paid remuneration in excess of $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                                  Number of
                                                                                 Securities
                                                                                 Underlying
                                                Annual Compensation(1)             Options          All Other
                                                ----------------------
Name and Principal Position                 Year       Salary         Bonus        Awarded       Compensation(2)
---------------------------                 ----       ------         -----        -------       ---------------

J. Rodger Anthony                           2000     $105,000            -0-           -0-            $3,150
  President and Chief                       1999      100,000            -0-         4,000             2,520
  Executive Officer

---------------------
(1) Perquisites and personal benefits did not exceed the lesser of $50,000 or 10% of Mr. Anthony's salary plus bonus payments.
(2) Contributions by the Company to the Company's Simple IRA Plan on behalf of Mr. Anthony in the amounts of $2,520 and $3,150 in fiscal years 1999 and 2000, respectively.

                            ORGANIZERS' STOCK OPTIONS

         On December 14, 1999, the Board of Directors of the Company, in consideration of the time and efforts of the directors of the Company in organizing the Company and its subsidiary bank and each director's personally guaranteeing a portion of the organizational expenses, granted options to each director to purchase up to 4,000 shares of the common stock of the Company for a purchase price of $10.00 per share, which was the price at which the common stock was sold to the public in 1999. The options became/become exercisable for each director one-third each year beginning on December 14, 2000 and expire on December 14, 2009 unless they terminate sooner as the result of the director's ceasing to be a director of the Company, in which case the options expire six months after the holder ceases to be a director.

                   OPTION EXERCISES AND YEAR END OPTION VALUES

                                                        Number of Securities           Value of Unexercised
                                                       Underlying Unexercised              In-the-Money
                       Shares Acquired     Value          Options 12/31/00              Options 12/31/00(1)
Name                     on Exercise     Realized   Exercisable     Unexercisable   Exercisable       Unexercisable
----                   ---------------   --------   -----------     -------------   -----------       -------------

J. Rodger Anthony             0              0          1,333           2,667          $3,333          $6,667

---------------
(1) Based on exercise prices of $10.00 per share and assuming that the fair market value of the Company's common stock on December 31, 2000 was $12.50 per share.

Compensation of Directors

         See "Organizers' Stock Options.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

       The number of shares owned and the percentage of outstanding common stock such number represents at March 1, 2000, for all directors and executive officers of the Company and for all persons who are currently beneficial owners of 5% or more of the Company's common stock is set forth below.

Name (and Address of 5% Owners)        Number of Shares        % of Outstanding
                                    Beneficially Owned(1)       Common Stock
------------------------------      --------------------        ----------------
J. Rodger Anthony                           31,333                     3.91
Walter L. Brooks (1)                         6,733                     0.84
T. Edward Childress, III                    76,333                     9.53
    2905 White Horse Road
    Greenville, SC
Nicholas S. Clark                           11,833                     1.48
J. Bruce Gaston                             16,333                     2.04
S. Ervin Henricks, Jr.                      29,833                     3.72
Joe E. Hooper                               36,333                     4.53
Robert R. Spearman                           4,333                     0.54
John M. Warren, Jr., M.D. (2)               11,833                     1.48
George I. Wike, Jr.                         76,333                     9.53
    28 Mandarin Circle
    Taylors, SC
All directors and executive                _______                    _____
officers as a group (10 persons)           301,230                    37.04
--------------------
(1)  Includes presently exercisable options for 1,333 shares for each person.
(2) Includes 5,000 shares owned by a partnership in which Mr. Brooks is a partner.
(3) Includes 500 shares owned by a trust of which Dr. Warren is trustee as to which Dr. Warren disclaims beneficial ownership.

Except as otherwise indicated, to the knowledge of management, all shares are owned directly with sole voting power.

Item 12. Certain Relationships and Related Transactions.

         Extensions of Credit. The Company, in the ordinary course of its business, makes loans to and has other transactions with directors, officers, principal shareholders, and their associates. Loans are made on substantially the same terms, including rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectibility or present other unfavorable features. The Company expects to continue to enter into transactions in the ordinary course of business on similar terms with directors, officers, principal stockholders, and their associates. The aggregate dollar amount of such loans outstanding at December 31, 2000 was $1,540,130. During 2000, $782,900 of new loans were made and repayments totaled $1,081,104.

         Organizers Options. See the discussion in Item 10 under the caption "ORGANIZERS' STOCK OPTIONS."

         Purchase of Real Estate. In 1999 the Company purchased the land on which its office is located from S. Ervin Hendricks, Jr., a director of the Company. The land purchased was 1.8 acres with 594 feet of frontage on 2 streets. The purchase price of $450,000.00 was negotiated at arm's length by an ad hoc committee of the Board and was less than the appraised value of the property determined by two separate appraisers. The transaction resulted in a profit to Mr. Hendricks.

Item 13. Exhibits and Reports on Form 8-K.

(a)      Description of Exhibits.

Exhibit No.                Description

3.1                       Articles of Incorporation of Registrant(1)
3.2                       Bylaws of Registrant(1)
4.1                       Form of Stock Certificate (1)
10.1                      Form of Option Agreements(2)
21                        Subsidiaries of Registrant(2)
---------------
(1) Incorporated by reference to Registration Statement on Form SB-2 (No. 333-79543).
(2) Incorporated by reference to Annual Report on Form 10-KSB for the year ended December 31, 1999.

(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the fourth quarter of 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Cornerstone Bancorp


March 30, 2001                 By: s/J. Rodger Anthony
                                  ----------------------------------------------
                                  J. Rodger Anthony
                                  Chairman and Chief Executive Officer

                               By: s/Nicholas S. Clark
                                  ----------------------------------------------
                                  Nicholas S. Clark
                                  Vice President
                                  (Principal Financial and Principal Accounting
                                    Officer)


         In accordance with the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                Title                                              Date
---------                                -----                                              ----


s/J. Rodger Anthony
__________________________               Chairman and Chief Executive Officer, Director     March 30, 2001
J. Rodger Anthony

__________________________               Director                                           March __, 2001
Walter L. Brooks

s/T. Edward Childress, III
__________________________               Director                                           March 30, 2001
T. Edward Childress, III

s/Nicholas S. Clark
__________________________               Vice President, Chief Financial Officer,           March 30, 2001
Nicholas S. Clark                        Principal Accounting Officer, Director

s/J. Bruce Gaston
__________________________               Director                                           March 30, 2001
J. Bruce Gaston

s/S. Ervin Hendricks, Jr.
__________________________               Director                                           March 30, 2001
S. Ervin Hendricks, Jr.

__________________________               Director                                           March __, 2001
Joe E. Hooper

s/Robert R. Spearman
__________________________               Director                                           March 30, 2001
Robert R. Spearman

__________________________               Director                                           March __, 2001
John M. Warren, Jr., M.D.

__________________________               Director                                           March __, 2001
George I. Wike, Jr.

      SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT
          TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

         The Registrant will furnish an annual report and proxy material to its security holders after the filing of this report and furnish copies to the Commission when they are sent to security holders.


                                  EXHIBIT INDEX

Exhibit No.                  Description
-----------                  -----------

3.1                       Articles of Incorporation of Registrant(1)
3.2                       Bylaws of Registrant(1)
4.1                       Form of Stock Certificate (1)
10.1                      Form of Option Agreements(2)
21                        Subsidiaries of Registrant(2)
---------------
(1) Incorporated by reference to Registration Statement on Form SB-2 (No. 333-79543).
(2) Incorporated by reference to Annual Report on Form 10-KSB for the year ended December 31, 1999.