Form 10QSB
period 2001-03-31
CORNERSTONE BANCORP/SC
filed 2001-05-15
CIK 1087455

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

     Common Stock - No Par Value
     800,000 Shares Outstanding on April 30, 2001

Transitional Small Business Issuer Disclosure Format: [ ]  Yes  [X]  No

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                       CORNERSTONE BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             $ amounts in thousands

                                                                                                 March 31,              December 31,
                                                                                                   2001                    2000
                                                                                                   ----                    ----
                                                                                                (Unaudited)              (Audited)
       ASSETS
Cash and due from banks ............................................................           $  1,719,726            $  1,109,001

Federal funds sold .................................................................              9,879,000               3,330,000

Investment securities ..............................................................              8,029,834              10,021,055
Loans, net .........................................................................             19,130,114              18,230,770
Property and equipment, net ........................................................              2,424,748               2,285,755
Other assets .......................................................................                403,129                 405,858
                                                                                               ------------            ------------
       Total assets ................................................................           $ 41,586,551            $ 35,382,439
                                                                                               ============            ============

       LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
   Deposits
     Noninterest bearing ...........................................................           $  5,566,868            $  3,666,474
     Interest bearing ..............................................................             24,514,633              21,124,387
                                                                                               ------------            ------------
       Total deposits ..............................................................             30,081,501              24,790,861

   Federal funds purchased and securities sold under
     agreements to repurchase ......................................................              3,651,939               2,779,254
   Other liabilities ...............................................................                158,036                 120,441
                                                                                               ------------            ------------
       Total liabilities ...........................................................             33,891,476              27,690,556

SHAREHOLDERS' EQUITY
   Common stock, no par value, 20,000,000 shares authorized,
     800,000 shares issued and outstanding in 2001 and 2000 ........................              7,985,000               7,985,000
   Retained deficit ................................................................               (362,031)               (315,426)
   Accumulated other comprehensive gain ............................................                 72,106                  22,309
                                                                                               ------------            ------------
       Total shareholders' equity ..................................................              7,695,075               7,691,883
                                                                                               ------------            ------------
       Total liabilities and shareholders' equity ..................................           $ 41,586,551            $ 35,382,439
                                                                                               ============            ============











           See notes to consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                                                                       For the three months ended
                                                                                                                March 31,
                                                                                                                ---------
                                                                                                       2001                  2000
                                                                                                       ----                  ----
INTEREST AND DIVIDEND INCOME
   Interest and fees on loans .........................................................             $ 441,122              $ 205,909
   Investment securities
     Interest - U.S. Treasury and U.S. Government Agencies ............................               174,379                119,930
   Federal funds sold .................................................................                65,002                 34,049
   Interest Bearing Accounts ..........................................................                 3,225                      0
                                                                                                    ---------              ---------
         Total interest income ........................................................               683,728                359,888
                                                                                                    ---------              ---------
INTEREST EXPENSE
   Deposits
     Certificates of deposit of $100,000 or more ......................................                87,013                 26,507
     Other ............................................................................               206,476                 72,575
                                                                                                    ---------              ---------
         Total deposits ...............................................................               293,489                 99,082
   Federal funds purchased ............................................................                37,501                 21,876
                                                                                                    ---------              ---------
         Total interest expense .......................................................               330,990                120,958
                                                                                                    ---------              ---------
   Net interest income ................................................................               352,738                238,930
   Provision for loan losses ..........................................................                55,000                      0
                                                                                                    ---------              ---------
         Net interest income after provision for loan losses ..........................               297,738                238,930
                                                                                                    ---------              ---------
   Noninterest income
     Service charges on deposit accounts ..............................................                18,625                  8,846
     Other ............................................................................                 7,713                  2,627
                                                                                                    ---------              ---------
         Total noninterest income .....................................................                26,338                 11,473
                                                                                                    ---------              ---------
   Noninterest expense
     Salaries and employee benefits ...................................................               178,078                139,130
     Premises and equipment ...........................................................                30,898                 17,003
     Data processing ..................................................................                24,321                 15,799
     Depreciation .....................................................................                36,178                 17,721
     Other ............................................................................               101,206                 54,693
                                                                                                    ---------              ---------
         Total noninterest expense ....................................................               370,681                244,346
                                                                                                    ---------              ---------
         Net income/(loss) before taxes ...............................................               (46,605)                 6,057
PROVISION FOR INCOME TAXES ............................................................                     0                  4,920
                                                                                                    ---------              ---------
         Net income/(loss) after taxes ................................................               (46,605)                 1,137
                                                                                                    ---------              ---------
BASIC EARNINGS/(LOSS) PER COMMON SHARE ................................................             $    (.06)             $     .00
                                                                                                    =========              =========
DILUTED EARNINGS/(LOSS) PER COMMON SHARE ..............................................                  (.06)                   .00
                                                                                                    =========              =========
WEIGHTED AVERAGE SHARES OUTSTANDING (Basic and diluted) ...............................             $ 800,000              $ 800,000
                                                                                                    =========              =========





       See notes to consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
               For the three months ended March 31, 2000 and 2001
                                   (Unaudited)

                                                                                                         Accumulated
                                                                 Common stock                                other         Total
                                                                 ------------            Retained       comprehensive  shareholders'
                                                              Shares       Amount         deficit             loss         equity
                                                              ------       ------         -------             ----         ------

BALANCE, DECEMBER 31, 1999 ...........................        800,000    $ 7,985,000    $  (399,843)    $    (8,663)    $ 7,576,494

   Net income ........................................              -              -         (1,137)              -          (1,137)

   Other comprehensive gain, net of taxes
     Unrealized gain on investment securities ........              -              -              -         (10,465)        (10,465)
                                                                                                                        -----------

   Comprehensive gain/(loss)
                                                              -------    -----------    -----------     -----------     -----------

BALANCE, MARCH 31, 2000 ..............................        800,000    $ 7,985,000    $  (398,706)    $   (19,128)    $ 7,567,166
                                                              =======    ===========    ===========     ===========     ===========



                                                                                                         Accumulated
                                                                 Common stock                                other         Total
                                                                 ------------            Retained       comprehensive  shareholders'
                                                               Shares      Amount         deficit             loss         equity
                                                               ------      ------         -------             ----         ------

BALANCE, DECEMBER 31, 2000 ............................        800,000    $ 7,985,000    $  (315,426)    $    22,309    $ 7,691,883

   Net income .........................................              -              -        (46,605)              -        (46,605)

   Other comprehensive gain, net of taxes
     Unrealized gain on investment securities .........              -              -              -          49,797         49,797
                                                                                                                        -----------

   Comprehensive gain/(loss)
                                                               -------    -----------    -----------     -----------    -----------

BALANCE, MARCH 31, 2001 ...............................        800,000    $ 7,985,000    $  (362,031)    $    72,106    $ 7,695,075
                                                               =======    ===========    ===========     ===========    ===========

           See notes to consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                     For the three months ended
                                                                                                              March 31,
                                                                                                              ---------
                                                                                                     2001                    2000
                                                                                                     ----                    ----
OPERATING ACTIVITIES
   Net income ......................................................................            $   (46,605)            $     1,137
   Adjustments to reconcile net income to net cash used for
     operating activities
     Depreciation and amortization .................................................                 36,178                  17,721
     Deferred income taxes .........................................................                      0                 (10,115)
     Provision for possible loan losses ............................................                 55,000                       0
   Changes in operating assets and liabilities
     Decrease in interest receivable ...............................................                 30,800                      14
     Increase in other assets ......................................................                (28,071)                 (4,185)
     Increase  in other liabilities ................................................                 37,595                  12,294
                                                                                                -----------             -----------
       Net cash provided by operating activities ...................................                 84,897                  16,866
                                                                                                -----------             -----------

INVESTING ACTIVITIES
   Net increase in federal funds sold ..............................................             (6,549,000)             (2,370,000)
   Proceeds from maturities of available for sale securities .......................              2,041,017               1,953,138
   Purchase of property and equipment ..............................................               (175,170)                      0
   Net increase in loans to customers ..............................................               (954,344)             (3,404,227)
                                                                                                -----------             -----------
       Net cash used for investing activities ......................................             (5,637,497)             (3,821,089)
                                                                                                -----------             -----------

FINANCING ACTIVITIES
   Net increase in demand, savings and time deposits ...............................              5,290,640               4,405,917
   Net decrease in federal funds purchased and securities
     sold under agreements to repurchase ...........................................                872,685                 478,996
                                                                                                -----------             -----------
       Net cash provided by financing activities ...................................              6,163,325               4,884,913
                                                                                                -----------             -----------
       Net increase in cash and cash equivalents ...................................                610,725               1,080,690

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .....................................              1,109,001                 711,239
                                                                                                -----------             -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD ...........................................            $ 1,719,726             $ 1,791,929
                                                                                                ===========             ===========









         See notes to consolidated financial statements.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Summary of Significant Accounting Principles

         A summary of significant accounting policies is included in the 2000 Annual Report of Cornerstone Bancorp to the Shareholders, which also contains the Company's audited financial statements for 2000 and is incorporated in the Form 10-KSB for the year ended December 31, 2000.

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

         The results of operations for any interim period are not necessarily indicative of the results to be expected for an entire year. These interim financial statements should be read in conjunction with the annual financial statements and notes thereto contained in the 2000 Annual Report.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing in the Form 10-KSB for the year ended December 31, 2000 of Cornerstone Bancorp. It will concentrate on the three months of operations ending March 31, 2001. Results of operations for the period ended March 31, 2001 are not necessarily indicative of the results to be attained for any other period. The following information may contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. The Company commenced operations with the opening of its subsidiary bank on September 15, 1999.

RESULTS OF OPERATIONS

The Company's net loss for the three months ended March 31, 2001 was ($46,605) or ($.06) per share compared to a net income of $1,137 or $.00 per share for the three months ended March 31, 2000. The amount of the Company's provision for loan losses in the first quarter was $55,000 compared to $0.00 for the three months ended March 31, 2000. The reduction in net income resulted from a substantial increase in the provision for loan losses as well as increases in non-interest expense associated with the Company's occupying its new building in mid-January, 2001.

Since opening the bank in September, 1999, management has sought to have an allowance for loan losses that was adequate to cover the level of loss that management believed to be inherent in the portfolio as a whole taking into account the relative size of the allowance and the size of the Company's largest loans. The $55,000 increase in the provision for loan losses reflects the growth in the loan portfolio since the first quarter of 2000.

In mid-January, 2001, the Company occupied its new building and began incurring increased expenses for property taxes, depreciation, operation and maintenance of a much larger facility than it had in the first quarter of 2000. The Company also hired several new staff members which also contributed to the increase in non-interest expense.

NET INTEREST INCOME

Net interest income is the difference between the interest earned on earning assets and the interest paid for funds acquired to support those assets. Net interest income, the principal source of the Company's earnings, was $352,738 for the three months ended March 31, 2001. For the three months ended March 31, 2000 net interest income was $238,930.

Changes that affect net interest income are changes in the average rate earned on interest earning assets, changes in the average rate paid on interest bearing liabilities, and changes in the volume of interest earning assets and interest bearing liabilities.

Average earning assets for the quarter ended March 31, 2001 increased to $33,365,356 or 72.47 percent from the $19,345,768 reported for the quarter ended March 31, 2000. The increase was mainly attributable to the increase in loans and investments supported by a $13,769,091 increase in interest bearing liabilities both of which resulted from favorable economic conditions in the Easley, South Carolina market and the Company's marketing efforts.

For the three months ended March 31, 2001 the average yield on earning assets amounts amounted to 8.20 percent, while the average cost of interest-bearing liabilities was 3.97 percent. For the three months ended March 31, 2000 the average yield on earning assets was 7.44 percent and the average cost of interest-bearing liabilities was 2.50 percent. The increase in the yield on earning assets is attributable to the increased volume of loans, which gives the Company a greater return than the other types of earning assets. The net interest margin is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets. The net interest margin for the three months ended March 31, 2001 was 4.23 percent compared to 4.94 percent for the three months ended March 31, 2000. The decrease in the net-interest margin is attributable to a declining rate environment, which allowed earning assets to re-price downward more rapidly than interest-bearing liabilities. The cost of total liabilities was 3.97 percent for the three months ended March 31, 2001 compared to 2.50 percent for the three months ended March 31, 2000.
Non-interest income for the three months ended March 31, 2001 was $26,338 compared to $11,473 for the three months ended March 31, 2000.

NON-INTEREST INCOME AND EXPENSES

Non-interest expenses for the three months ended March 31, 2001 were $370,681, of this total $245,154 represents salaries and benefits, occupancy cost and furniture and equipment expenses. Total non-interest expenses amounted to $244,346 for the three months ended March 31, 2000.

LIQUIDITY

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of liabilities. The Company manages both assets and liabilities to achieve appropriate levels of liquidity. Cash and short-term investments are the Company's primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. The investment portfolio is the Company's principal source of secondary asset liquidity. However, the availability of this source of funds is influenced by market conditions. Individual and commercial deposits and other borrowings are the Company's primary source of funds for credit activities. The Company also has a $1,500,000 line of credit with The Banker's Bank. Management believes that the Company's liquidity sources are adequate to meet its operating needs.

LOANS

Commercial financial and agricultural loans made up 38.18 percent of the total loan portfolio as of March 31, 2001, totaling $7,403,824. Loans secured by real estate for construction and land development totaled $1,738,556 or 8.97 percent of the total loan portfolio while all other loans secured by real estate totaled $7,781,558 or 40.13 percent of the total loan portfolio as of March 31, 2001. Installment loans and other consumer loans to individuals comprised $2,465,993 or 12.72 percent of the total loan portfolio. The allowance for loan losses was
1.34 percent of loans as of March 31, 2001 compared to 1.12 percent as of December 31, 2000. In management's opinion, the allowance for loan losses is adequate. At March 31, 2001, the Company had no loans that were 90 days or more past due. Non-accruing loans were limited to $5,000.

CAPITAL RESOURCES

The capital base for the Company decreased by $3,192 for the first three months of 2001, due to losses experienced during the quarter. The Company's equity to asset ratio was 18.50 percent as of March 31, 2001 compared to 21.74 percent as of December 31, 2000.

The Federal Deposit Insurance Corporation has established guidelines for capital requirements for banks. As of March 31, 2001, the bank exceeds the capital requirement levels that are to be maintained.

                                 Capital Ratios

                                                                                                                     Adequately
                                                                                        Well Capitalized             Capitalized
                                                                   Actual                  Requirement               Requirement
                                                                   ------                  -----------               -----------
                                                            Amount         Ratio     Amount          Ratio      Amount        Ratio
                                                            ------         -----     ------          -----      ------        -----
Total capital to risk weighted assets ..............       $5,966          24.54%    $2,431           10%       $1,945          8%
Tier 1 capital to risk weighted assets .............       $5,706          23.47%    $1,458            6%       $  972          4%
Tier 1 capital to average assets ...................       $5,706          15.40%    $1,853            5%       $1,482          4%

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

ITEM 6.  Exhibits and Reports on Form 8-K.

a)    Exhibits

     Exhibit No.
     From Item 601 of
     Regulation S-B                         Description
     --------------                         -------------------------

None

b)    Reports on form 8-K.      None.

 SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                   Cornerstone Bancorp
                      (Registrant)


     J. Rodger Anthony
By:  --------------------------------------           Date: May 15, 2001
     President and Chief Executive Officer

     Nicholas S. Clark
By:  --------------------------------------           Date: May 15, 2001
     Vice President and Chief
     Financial Officer
     (Principal financial officer)