Form 10QSB
period 2001-06-30
CORNERSTONE BANCORP/SC
filed 2001-08-13
CIK 1087455

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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


Common Stock - No Par Value
800,000 Shares Outstanding on August 1, 2001


Transitional Small Business Issuer Disclosure Format: [ ]  Yes  [X]  No

                                     PART I
                              FINANCIAL INFORMATION

                          ITEM 1. Financial Statements

                       CORNERSTONE BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             $ amounts in thousands

                                                                                                      June 30,          December 31,
                                                                                                        2001               2000
                                                                                                        ----               ----
                                                                                                    (Unaudited)         (Audited)

           ASSETS
Cash and due from banks ....................................................................       $  3,968,915        $  1,109,001
Federal funds sold .........................................................................          9,182,000           3,330,000
Investment securities ......................................................................          9,178,693          10,021,055
Loans ......................................................................................         22,108,703          18,437,770
     Less allowance for loan losses ........................................................           (258,819)           (207,000)
                                                                                                   ------------        ------------
                                                                                                     21,849,884          18,230,770
Premises and equipment, net ................................................................          2,408,003           2,285,755
Accrued interest receivable ................................................................            285,878             327,309
Deferred income taxes ......................................................................             23,502              41,642
Other assets ...............................................................................             39,321              36,907
                                                                                                   ------------        ------------

           Total assets ....................................................................         46,936,196          35,382,439
                                                                                                   ============        ============

           LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
     Deposits
          Noninterest bearing ..............................................................          5,030,178           3,666,474
          Interest bearing .................................................................         30,173,256          21,124,387
                                                                                                   ------------        ------------

           Total deposits ..................................................................         35,203,434          24,790,861
     Federal funds purchased and securities sold under agreements to repurchase ............          4,013,104           2,779,254
     Other liabilities .....................................................................             39,167             120,441

           Total liabilities ...............................................................         39,255,705          27,690,556

SHAREHOLDERS' EQUITY
     Common stock, no par value, 20,000,000 shares authorized,
          800,000 shares issued and outstanding in 2001 and 2000 ...........................          7,985,000           7,985,000
     Retained deficit ......................................................................           (375,202)           (315,426)
     Accumulated other comprehensive income ................................................             70,693              22,309
                                                                                                   ------------        ------------

           Total shareholders' equity ......................................................          7,680,491           7,691,883
                                                                                                   ------------        ------------

           Total liabilities and shareholders' equity ......................................       $ 46,936,196        $ 35,382,439
                                                                                                   ============        ============




           See notes to consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                                  For the three      For the three     For the six       For the six
                                                                  months ended       months ended     months ended      months ended
                                                                    June 30,           June 30,         June 30,          June 30,
                                                                     2001               2000             2001              2000
                                                                     ----               ----             ----              ----
INTEREST AND DIVIDEND INCOME
     Interest and fees on loans .............................      $   470,853       $   274,444      $   911,975       $   480,353
     Investment securities
        Interest - U.S. Treasury and U.S. ...................
           Government Agencies ..............................          154,173           144,729          328,552           264,659
     Federal funds sold .....................................          106,973            53,653          171,975            87,702
     Other Interest Income ..................................            1,742                 0            4,967                 0
                                                                   -----------       -----------      -----------       -----------

               Total interest income ........................          733,741           472,826        1,417,469           832,714
                                                                   -----------       -----------      -----------       -----------
INTEREST EXPENSE
     Deposits
        Certificates of deposit of $100,000 or more .........           96,252            31,870          183,265            58,377
        Other ...............................................          232,050           107,936          438,526           180,511
                                                                   -----------       -----------      -----------       -----------

               Total deposits ...............................          328,302           139,806          621,791           238,888

     Federal funds purchased ................................           44,369            36,999           81,870            58,875
                                                                   -----------       -----------      -----------       -----------

               Total interest expense .......................          372,671           176,805          703,661           297,763
                                                                   -----------       -----------      -----------       -----------

     Net interest income ....................................          361,070           296,021          713,808           534,951
     Provision for loan losses ..............................                0            35,000           55,000            35,000
                                                                   -----------       -----------      -----------       -----------

               Net interest income after provision
                  for loan losses ...........................          361,070           261,021          658,808           499,951
                                                                   -----------       -----------      -----------       -----------
     Noninterest income
        Service charges on deposit accounts .................           24,620            14,488           43,245            23,334
        Other ...............................................            9,149             5,863           16,862             8,490
                                                                   -----------       -----------      -----------       -----------

               Total noninterest income .....................           33,769            20,351           60,107            31,824
                                                                   -----------       -----------      -----------       -----------
     Noninterest expense
        Salaries and employee benefits ......................          216,278           137,462          394,356           276,592
        Premises and equipment ..............................           24,479            18,380           55,377            35,383
        Data processing .....................................           23,531            18,425           47,852            34,224
        Depreciation ........................................           37,749            17,776           73,927            35,497
        Other ...............................................          112,758            76,507          213,964           131,200
                                                                   -----------       -----------      -----------       -----------

               Total noninterest expense ....................          414,795           268,550          785,476           512,896
                                                                   -----------       -----------      -----------       -----------

               Net income (loss) before taxes ...............          (19,956)           12,822          (66,561)           18,879

BENEFIT/(PROVISION) FOR INCOME TAXES ........................            6,785            (4,920)           6,785                 0
                                                                   -----------       -----------      -----------       -----------

               Net income (loss) after taxes ................          (13,171)           17,742          (59,776)           18,879
                                                                   -----------       -----------      -----------       -----------

BASIC EARNINGS PER COMMON SHARE
     Weighted average shares outstanding ....................          800,000           800,000          800,000           800,000
                                                                   ===========       ===========      ===========       ===========

     Net income (loss) per common share .....................             (.02)      $       .02             (.08)      $       .02
                                                                   ===========       ===========      ===========       ===========

DILUTED EARNINGS PER COMMON SHARE
     Weighted averages share outstanding ....................          800,000       $   800,000          800,000       $   800,000
                                                                   ===========       ===========      ===========       ===========

     Net income (loss) per common share .....................             (.02)      $       .02             (.08)      $       .02
                                                                   ===========       ===========      ===========       ===========

       See notes to consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
             For the six month periods ended June 30, 2001 and 2000
                                   (Unaudited)

                                                                    Common stock                         Accumulated
                                                                    ------------                            Other           Total
                                                                                           Retained     comprehensive  Shareholders'
                                                               Shares         Amount        Deficit       gain/loss         Equity
                                                               ------         ------        -------       ---------         ------
BALANCE DECEMBER 31, 1999 ................................     800,000    $ 7,985,000    $  (399,843)   $    (8,663)    $ 7,576,494

     Net income ..........................................           -                        18,879                         18,879

     Other comprehensive income, net of taxes
        Change in unrealized loss on investment securities           -                                       (4,194)         (4,194)
                                                                                                                        -----------
     Comprehensive income ................................                                                                   14,685
                                                               -------    -----------    -----------    -----------     -----------
BALANCE, JUNE 30, 2000 ...................................     800,000    $ 7,985,000    $  (380,964)   $   (12,857)    $ 7,591,179
                                                               -------    -----------    -----------    -----------     -----------

BALANCE DECEMBER 31, 2000 ................................     800,000    $ 7,985,000       (315,426)        22,309       7,691,883
     Net loss ............................................                                   (59,776)                       (59,776)
     Other comprehensive income, net of taxes
        Change in unrealized gain on investment securities                                                   48,384          48,384
                                                                                                                        -----------
     Comprehensive income                                                                                                   (11,392)
                                                               -------    -----------    -----------    -----------     -----------

BALANCE JUNE 30, 2001 ....................................     800,000    $ 7,985,000    $  (375,202)   $    70,693     $ 7,680,491
                                                               =======    ===========    ===========    ===========     ===========










           See notes to consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                                                  For the six           For the six
                                                                                                  months ended         Months ended
                                                                                                   June 30,               June 30,
                                                                                                     2001                  2000
                                                                                                     ----                  ----
OPERATING ACTIVITIES
     Net income ....................................................................           $    (59,776)           $     18,879
     Adjustments to reconcile net income to net cash used for
        operating activities
        Depreciation and amortization ..............................................                 73,927                  35,497
        Deferred income taxes ......................................................                 18,140                 (11,805)
        Provision for possible loan losses .........................................                 55,000                  35,000
     Changes in operating assets and liabilities
        Decrease (increase) in interest receivable .................................                 41,431                 (77,123)
        Increase in other assets ...................................................                 (2,414)                 (1,562)
        (Decrease) increase in other liabilities ...................................                (81,274)                 46,842
                                                                                               ------------            ------------

           Net cash provided by operating activities ...............................                 45,034                  45,728
                                                                                               ------------            ------------

INVESTING ACTIVITIES
     Net increase in federal funds sold ............................................             (5,852,000)               (560,000)
     Proceeds from maturities of available for sale securities .....................                890,746                 490,047
     Purchase of property and equipment ............................................               (196,175)               (172,652)
     Net increase in loans to customers ............................................             (3,674,114)             (6,990,826)
                                                                                               ------------            ------------

           Net cash used for investing activities ..................................             (8,831,543)             (7,233,431)

FINANCING ACTIVITIES

     Net increase in demand, savings and time deposits .............................             10,412,573               5,977,298
     Net increase in federal funds purchased and securities
        sold under agreements to repurchase ........................................              1,233,850               1,253,439
                                                                                               ------------            ------------
           Net cash provided by financing activities ...............................             11,646,423               7,230,737
           Net increase in cash and cash equivalents ...............................              2,859,914                  43,034

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .....................................              1,109,001                 711,239
                                                                                               ------------            ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD ...........................................           $  3,968,915            $    754,273
                                                                                               ============            ============














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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing in the Form 10-KSB for the year ended December 31, 2000 of Cornerstone Bancorp. The discussion will concentrate on the operations ending June 30, 2001. The Company commenced operations with the opening of its subsidiary bank on September 15, 1999. Results of operations for the period ending June 30, 2001 are not necessarily indicative of the results to be attained for any other period. The following information may contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements.

NET INTEREST INCOME

Net interest income is the difference between the interest earned on earning assets and the interest paid for funds acquired to support those assets. Net interest income, the principal source of the Company's earnings, was $713,808 and $361,070 for the six months and the three months ended June 30, 2001, respectively. This compared to $534,951 and $296,021 for the six months and the three months ended June 30, 2000, respectively.

Changes that affect net interest income are changes in the average rate earned on interest earning assets, changes in the average rate paid on interest bearing liabilities, and changes in the volume of interest earning assets and interest bearing liabilities.

Average earning assets for the six months ended June 30, 2001 increased to $36,921,114 from the $21,753,512 reported for the six months ended June 30, 2000, a 69.72 percent increase. Average earning assets for the quarter ended June 30, 2001 increased to $40,436,038 from the $24,116,916 reported for the quarter ended June 30, 2000, a 67.67 percent increase. The increases were mainly attributable to an increase in investments and loans supported by $16,890,029 and $17,947,050 increases in average interest bearing liabilities, respectively, which resulted from favorable economic conditions in the Easley, South Carolina market and the Company's marketing efforts.

For the six months and the three months ended June 30, 2001 the average yield on earning assets amounted to 7.68 percent and 7.26 percent, respectively, while the average cost of interest-bearing liabilities was 3.81 percent and 3.69 percent, respectively. For the six months and the three months ended June 30, 2000 the average yield on earning assets was 7.66 percent and 7.85 percent, respectively, and the average cost of interest-bearing liabilities was 2.74 percent and 2.94 percent, respectively. The decrease in the yield on earning assets is attributable to an overall lower rate environment resulting from several monetary interventions by the Federal Reserve Bank. The net interest margin is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets. The net interest margin for the six months and the three months ended June 30, 2001 was
3.87 percent and 3.57 percent, respectively, compared to 4.92 percent and 4.91 percent for the six months and the three months ended June 30, 2000, respectively. The decrease in the net-interest margin is attributable to a decline in both the rates earned on earning assets and the rates paid on interest-bearing liabilities. The cost of total liabilities was 3.81 percent and
3.69 percent for the six months and the three months ended June 30, 2001, respectively, compared to 2.74 percent and 2.94 percent for the six months and the three months ended June 30, 2000, respectively.

RESULTS OF OPERATIONS

The Company's net loss for the six months and the three months ended June 30, 2001 was $59,776 and $13,171 or $.08 and $.02 per diluted share, respectively, compared to a net income of $18,879 and $17,742 or $.02 and $.02 per diluted share, respectively, for the six months and the three months ended June 30, 2000. The amount of the Company's provision for loan losses in the first and second quarters of 2001 was $55,000 and $0, respectively, compared to $35,000 and $0 in the first and second quarters of 2000, respectively. Since opening the bank in September, 1999, management has sought to have an allowance for loan losses that was adequate to cover the level of loss that management believed to be inherent in the portfolio as a whole taking into account the relative size of the allowance and the size of the Company's largest loans.


Non-interest income for the six months and the three months ended June 30, 2001 was $60,107 and $33,769, respectively, compared to $31,824 and $20,351 for the six months and the three months ended June 30, 2000, respectively. The increases were primarily the result of the substantial growth in deposit accounts from 2000 to 2001.

Non-interest expenses for the six months and the three months ended June 30, 2001 were $785,476 and $414,795, respectively. Of these totals $523,660 and $278,506, respectively, represents salaries and benefits, occupancy cost and furniture and equipment expenses. Total non-interest expenses amounted to $512,896 and $268,550 for the six months and the three months ended June 30, 2000, respectively. In mid-January, 2001, the company occupied its new building and began incurring increased expenses for property taxes, depreciation, operation and maintenance of a much larger facility than it had in the first half of 2000. The company also hired several new staff members, which also contributed to the increase in non-interest expense. During the second quarter of 2001, the company hired Ben Garvin as President. Ben's initial responsibilities will be business development for our Easley headquarters and branch development for our future operations in the Upstate.


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


LOANS

Commercial financial and agricultural loans made up 38.82 percent of the total loan portfolio as of June 30, 2001, totaling $8,584,511. Loans secured by real estate for construction and land development totaled $1,586,121 or 7.17 percent of the total loan portfolio while all other loans secured by real estate totaled $8,913,599 or 40.31 percent of the total loan portfolio as of June 30, 2001. Installment loans and other consumer loans to individuals comprised $3,024,072 or 13.70 percent of the total loan portfolio. The allowance for loan losses was
1.17 percent of loans as of June 30, 2001 compared to 1.02 percent as of June 30, 2000. In management's opinion, the allowance for loan losses is adequate. At June 30, 2001, the Company had no loans that were 90 days or more past due or non-accruing.


CAPITAL RESOURCES

The capital base for the Company decreased by $11,392 for the first six months of 2001, due to a net loss, which was partly offset by unrealized gains on investment securities for the quarter. The Company's equity to assets ratio was
16.35 percent as of June 30, 2001 compared to 28.02 percent as of June 30, 2000.


The Federal Deposit Insurance Corporation has established guidelines for capital requirements for banks. As of June 30, 2001, the bank exceeds the capital requirement levels that are to be maintained.

                                 Capital Ratios

                                                                                                                     Adequately
                                                                                        Well Capitalized             Capitalized
                                                                   Actual                  Requirement               Requirement
                                                                   ------                  -----------               -----------
                                                             Amount       Ratio        Amount        Ratio        Amount       Ratio
                                                             ------       -----        ------        -----        ------       -----

Total capital to risk weighted assets ...................    $5,940       22.50%       $2,640          10%        $2,112         8%
Tier 1 capital to risk weighted assets ..................    $5,681       21.52%       $1,584           6%        $1,056         4%
Tier 1 capital to average assets ........................    $5,681       12.93%       $2,197           5%        $1,757         4%


RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the SEC issued Staff Accounting Bulletin (SAB) No. 102 - Selected Loan Loss Allowance Methodology and Documentation Issues. This staff accounting bulletin clearly defines the required development, documentation, and application of a systematic methodology for determining allowances for loan and lease losses in accordance with generally accepted accounting principles. The Company believes that it is in compliance with SAB 102.



In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141- Business Combinations. This FASB addresses accounting and reporting for all business combinations and defines the purchase method as the only acceptable method. This statement is effective for all business combinations initiated after June 30, 2001. The Company has not entered into any business combination transactions at this time.


In June 2001, the FASB issued SFAS No. 142 - Goodwill and Other Intangible Assets. This SFAS addresses how goodwill and other intangible assets should be accounted for at their acquisition (except for those acquired in a business combination) and after they have been initially recognized in the financial statements. The statement is effective for all fiscal years beginning after December 15, 2001. The Company believes the effect of this SFAS will not have a material impact on the financial position of the Company.

Additional accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Part II - Other Information


ITEM 4.     Submission of Matters to a Vote of Security Holders

          (a) The Company held its annual meeting of shareholders on May 8, 2001.

          (b) and (c) The following persons were elected as directors of the Company to serve for a term of one year with the votes shown:

             Name                                    For             Withhold
            -----------------------           --------------        ------------

           J. Rodger Anthony .............    406,255  (51%)        830 (.10%)
           Walter L. Brooks ..............    406,255  (51%)        830 (.10%)
           T. Edward Childress, III ......    406,255  (51%)        830 (.10%)
           Nicholas S. Clark .............    406,255  (51%)        830 (.10%)
           J. Bruce Gaston ...............    406,255  (51%)        830 (.10%)
           S. Ervin Hendricks, Jr. .......    406,255  (51%)        830 (.10%)
           Joe E. Hooper .................    406,255  (51%)        830 (.10%)
           Robert R. Spearman ............    406,255  (51%)        830 (.10%)
           John M. Warren, Jr., MD .......    406,255  (51%)        830 (.10%)
           George I. Wike, Jr. ...........    406,255  (51%)        830 (.10%)



ITEM 6.  Exhibits and Reports on Form 8-K.

a) Exhibits:                 None.


b) Reports on form 8-K.      None.

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




     Cornerstone Bancorp
        (Registrant)



By:   s/Nicholas S. Clark                             Date: August 13, 2001
    ------------------------------------------
       Nicholas S. Clark
       Vice President and Chief
       Financial Officer
       (Principal financial officer)