Form 10QSB
period 2001-09-30
CORNERSTONE BANCORP/SC
filed 2001-11-13
CIK 1087455

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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


Common Stock - No Par Value
800,000 Shares Outstanding on October 31, 2001


Transitional Small Business Issuer Disclosure Format: [ ]  Yes  [X]  No

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                       CORNERSTONE BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             $ amounts in thousands

                                                                                                   September 30,        December 31,
                                                                                                        2001                 2000
                                                                                                        ----                 ----
                                                                                                    (Unaudited)           (Audited)

      ASSETS
Cash and due from banks ....................................................................       $  1,135,870        $  1,009,001
Certificate of Deposit .....................................................................                  0             100,000
Federal funds sold .........................................................................          2,111,000           3,330,000
Investment securities ......................................................................         14,355,262          10,021,055
Loans ......................................................................................         28,189,985          18,437,770
   Less allowance for loan losses ..........................................................           (297,820)           (207,000)
                                                                                                   ------------        ------------
                                                                                                     27,892,165          18,230,770
Premises and equipment .....................................................................          2,400,882           2,285,755
Accrued interest receivable ................................................................            359,958             327,309
Deferred income taxes ......................................................................              1,783              41,642
Other assets ...............................................................................             44,352              36,907
                                                                                                   ------------        ------------
       Total assets ........................................................................       $ 48,301,272        $ 35,382,439
                                                                                                   ============        ============

       LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
   Deposits
     Noninterest bearing ...................................................................       $  4,881,351        $  3,666,474
     Interest bearing ......................................................................         31,405,812          21,124,387
                                                                                                   ------------        ------------
       Total deposits ......................................................................         36,287,163          24,790,861
   Federal funds purchased and securities sold under agreements to repurchase ..............          4,262,850           2,779,254
   Other liabilities .......................................................................             67,947             120,441
                                                                                                   ------------        ------------
       Total liabilities ...................................................................         40,617,960          27,690,556
SHAREHOLDERS' EQUITY
   Common stock, no par value, 20,000,000 shares authorized,
     800,000 shares issued and outstanding in 2001 and 2000 ................................          7,985,000           7,985,000
   Retained deficit ........................................................................           (414,542)           (315,426)
   Accumulated other comprehensive gain/(loss) .............................................            112,854              22,309
                                                                                                   ------------        ------------
      Total shareholders' equity ...........................................................          7,683,312           7,691,883
                                                                                                   ------------        ------------
      Total liabilities and shareholders' equity ...........................................       $ 48,301,272        $ 35,382,439
                                                                                                   ============        ============


           See notes to consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                                       For the three   For the three   For the nine   For the nine
                                                                       months ended    months ended    months ended   months ended
                                                                       September 30,    September 30,   September 30,  September 30,
                                                                           2001             2000            2001            2000
                                                                           ----             ----            ----            ----
INTEREST AND DIVIDEND INCOME
                Interest and fees on loans .......................     $   531,870      $   354,364     $ 1,443,845      $   834,717
                Investment securities
                Interest - U.S. Treasury and U.S. ................
                 Government Agencies .............................         158,996          139,465         487,548          404,124
                Federal funds sold ...............................          69,481           75,808         241,456          163,510
                Other Interest Income ............................               0                0           4,967                0
                                                                       -----------      -----------     -----------      -----------
                    Total interest income
                                                                           760,347          569,637       2,177,816        1,402,351
INTEREST EXPENSE
                Deposits
                Certificates of deposit of $100,000 or ...........          98,171           45,039         281,436          103,415
                more
                Other ............................................         240,289          147,097         678,815          327,608
                                                                       -----------      -----------     -----------      -----------
                    Total deposits ...............................         338,460          192,136         960,251          431,023
                Federal funds purchased ..........................          41,719           44,348         123,589          103,223
                                                                       -----------      -----------     -----------      -----------
                    Total interest expense .......................         380,179          236,484       1,083,840          534,247
                                                                       -----------      -----------     -----------      -----------
                Net interest income ..............................         380,168          333,153       1,093,976          868,104
                Provision for loan losses ........................          39,000           47,000          94,000           82,000
                                                                       -----------      -----------     -----------      -----------
                    Net interest income after provision
                       for loan losses ...........................         341,168          286,153         999,976          786,104
                                                                       -----------      -----------     -----------      -----------
                Noninterest income
                Service charges on deposit accounts ..............          30,513           12,857          73,758           36,191
                Other ............................................           8,351            5,478          25,213           13,968
                                                                       -----------      -----------     -----------      -----------
                    Total noninterest income .....................          38,864           18,335          98,971           50,159
                                                                       -----------      -----------     -----------      -----------
                Noninterest expense
                Salaries and employee benefits ...................         224,326          139,883         618,682          416,475
                Premises and equipment ...........................          30,270           14,704          85,647           50,087
                Data processing ..................................          27,717           17,818          75,569           52,042
                Depreciation .....................................          38,322           17,809         112,249           53,306
                Other ............................................          98,737           78,729         312,701          209,929
                                                                       -----------      -----------     -----------      -----------
                    Total noninterest expense ....................         419,372          268,943       1,204,848          781,839
                                                                       -----------      -----------     -----------      -----------
                    Net income (loss) before taxes ...............         (39,340)          35,545        (105,901)          54,424
PROVISION/(BENEFIT) FOR INCOME TAXES .............................               0           11,000          (6,785)          11,000
                                                                       -----------      -----------     -----------      -----------
                    Net income (loss) after taxes ................         (39,340)          24,545         (99,116)          43,424
                                                                       -----------      -----------     -----------      -----------
BASIC EARNINGS PER COMMON SHARE
                Weighted average shares outstanding ..............         800,000          800,000         800,000          800,000
                Net income (loss) per common share ...............     $      (.05)     $       .03            (.12)     $       .05
DILUTED EARNINGS PER COMMON SHARE
                Weighted average shares outstanding ..............         800,000          800,000         800,000          800,000
                Net income (loss) per common share ...............     $      (.05)     $       .03            (.12)     $       .05

       See notes to consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
              For the nine months ended September 30, 2001 and 2000
                                   (Unaudited)


                                                                                                          Accumulated
                                                                        Common stock                         Other         Total
                                                                        ------------         Retained   Comprehensive  shareholders'
                                                                      Shares       Amount    deficit       gain/loss        equity
                                                                      ------       ------    -------       ---------        ------
                                                                              (Dollars in thousands, except per share)

BALANCE DECEMBER 31, 1999 ....................................       800,000   $ 7,985,000   $ (399,843)   $  (8,663)   $ 7,576,494

   Net income (net loss) .....................................             -                     43,424                      43,424

   Other comprehensive income (loss), net of taxes
     Change in unrealized gain (loss) on investment securities             -                                   2,410          2,410
                                                                                                                        -----------

   Comprehensive income (loss) ...............................                                                               45,834
                                                                 -----------   -----------   ----------    ---------    -----------

BALANCE, SEPTEMBER 30, 2000 ..................................       800,000   $ 7,985,000   $ (356,419)   $  (6,253)   $ 7,622,328
                                                                 ===========   ===========   ==========    =========    ===========


BALANCE, DECEMBER 31, 2000 ...................................       800,000   $ 7,985,000     (315,426)      22,309    $ 7,691,883

   Net income (net loss) .....................................             -                    (99,116)                    (99,116)

   Other comprehensive income (loss), net of taxes
     Change in unrealized gain (loss) on investment securities                                                90,545         90,545
                                                                                                                        -----------

   Comprehensive income (loss) ...............................                                                               (8,571)
                                                                 -----------   -----------   ----------    ---------    -----------

BALANCE, SEPTEMBER 30, 2001 ..................................       800,000   $ 7,985,000   $ (414,542)   $ 112,854    $ 7,683,312
                                                                 ===========   ===========   ==========    =========    ===========




           See notes to consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                    For the nine       For the nine
                                                                                                    months ended       Months ended
                                                                                                    September 30,     September 30,
                                                                                                        2001               2000
                                                                                                        ----               ----

OPERATING ACTIVITIES
     Net income ..........................................................................        $    (99,116)        $     43,424
     Adjustments to reconcile net income to net cash used for
        operating activities
        Depreciation and amortization ....................................................             112,249               53,306
        Deferred income taxes ............................................................              39,859                7,779
        Provision for possible loan losses ...............................................              94,000               82,000
     Changes in operating assets and liabilities
        Increase in interest receivable ..................................................             (32,649)             (60,598)
        Increase in other assets .........................................................              (7,445)             (14,038)
        Increase/(decrease) in other liabilities .........................................             (52,494)              61,713
                                                                                                  ------------         ------------
           Net cash provided by operating activities .....................................              54,404              173,586
                                                                                                  ------------         ------------

INVESTING ACTIVITIES
     Net decrease/(increase) in certificates of deposit ..................................             100,000             (100,000)
     Net decrease (increase) in federal funds sold .......................................           1,219,000           (4,400,000)
     (Purchase of)/proceeds from maturities of available for sale securities .............          (4,243,661)           1,427,889
     Purchase of property and equipment ..................................................            (227,376)            (736,094)
     Net increase in loans to customers ..................................................          (9,755,395)          (8,648,803)
                                                                                                  ------------         ------------

           Net cash used for investing activities ........................................         (12,907,432)         (12,457,008)
                                                                                                  ------------         ------------

FINANCING ACTIVITIES
     Net increase in demand, savings and time deposits ...................................          11,496,301           11,557,494
     Net increase in federal funds purchased and securities
        sold under agreements to repurchase ..............................................           1,483,596              983,378
                                                                                                  ------------         ------------
           Net cash provided by financing activities .....................................          12,979,897           12,540,872
                                                                                                  ------------         ------------
           Net increase in cash and cash equivalents .....................................             126,869              257,450
                                                                                                  ------------         ------------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...........................................           1,009,001              711,239
                                                                                                  ------------         ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD .................................................        $  1,135,870         $    968,689
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

         The results of operations for any interim period are not necessarily indicative of the results to be expected for an entire year. These interim financial statements should be read in conjunction with the annual financial statements and notes thereto contained in the 2000 Annual Report on form 10-KSB.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing in the Form 10-KSB for the year ended December 31, 2000 of Cornerstone Bancorp. It will concentrate on the operations ending September 30, 2001. The Company commenced operations with the opening of its subsidiary bank on September 15, 1999. Results of operations for the period ending September 30, 2001 are not necessarily indicative of the results to be attained for any other period. Statements included in Management's Discussion and Analysis which are not historical in nature are intended to be, and are hereby identified as "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. The Company cautions readers that forward looking statements, including without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company's actual results may differ materially from the results discussed in the forward-looking statements.

NET INTEREST INCOME

Net interest income is the difference between the interest earned on earning assets and the interest paid for funds acquired to support those assets. Net interest income, the principal source of the Company's earnings, was $1,093,976 and $380,168 for the nine months and three months ended September 30, 2001, respectively. This compared to $868,104 and $333,153 for the nine months and three months ended September 30, 2000, respectively.

Changes that affect net interest income are changes in the average rate earned on interest earning assets, changes in the average rate paid on interest bearing liabilities, and changes in the volume of interest earning assets and interest bearing liabilities.

Average earning assets for the nine months ended September 30, 2001 increased to $39,208,238 or 64.87 percent from the $23,781,661 reported for nine months ended September 30, 2000. Average earning assets for the quarter ended September 30, 2001 increased to $43,714,189 or 56.99 percent from the $27,845,114 reported for the quarter ended September 30, 2000. The increase was mainly attributable to an increase in investments and loans supported by $17,134,431 and $17,597,457 increases in average interest bearing liabilities, respectively, which resulted from favorable economic conditions in the Easley, South Carolina market and the Company's marketing efforts.

For the nine months and three months ended September 30, 2001 the average yield on earning assets amounted to 7.41 percent and 6.96 percent, respectively, while the average cost of interest-bearing liabilities was 3.69 percent and 3.48 percent, respectively. For the nine months and three months ended September 30, 2000 the average yield on earning assets was 7.86 percent and 8.18 percent respectively, and the average cost of interest-bearing liabilities was 3.00 percent and 3.40 percent, respectively. The decrease in the yield on earning assets is attributable to an overall lower interest rate environment resulting from numerous rate cuts by the Federal Reserve. The net interest margin is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets. The net interest margin for the nine months and three months ended September 30, 2001 was 3.72 percent and
3.48 percent, respectively compared to 4.86 percent and 4.78 percent for the nine months and three months ended September 30, 2000, respectively. The decrease in the net-interest margin is attributable to a decline in both the rates earned on earning assets and the rates paid on interest-bearing liabilities. The decrease in the net-interest margin can also be attributed to interest earning assets re-pricing more rapidly than interest-bearing liabilities. The cost of total liabilities was 3.69 percent and 3.48 percent for the nine months and three months ended September 30, 2001, respectively compared to 3.00 percent and 3.40 percent for the nine months and three months ended September 30, 2000, respectively.

RESULTS OF OPERATIONS

The Company's net loss for the nine months and three months ended September 30, 2001 was ($99,116) or ($.12) per diluted share and ($39,340) or ($.05) per diluted share compared to a net income of $43,424 or $.05 per diluted share and $24,545 or $.03 per diluted share for the nine months and three months ended September 30, 2000. The amount of the Company's provision for loan losses for the nine months and three months ended September 30, 2001 was $94,000 and $39,000 compared to $82,000 and $47,000 for the nine months and three months ended September 30, 2000. Since opening the bank in September, 1999, management has sought to have an allowance for loan losses that was adequate to cover the level of loss that management believed to be inherent in the portfolio as a whole taking into account the relative size of the allowance and the size of the Company's largest loans.


Non-interest income for the nine months and three months ended September 30, 2001 was $98,971 and $38,864 compared to $50,159 and $18,335 for the nine months and three months ended September 30, 2000. Non-interest income was primarily derived from fees on deposit accounts and the increases were primarily the result of the substantial growth in deposit accounts from 2000 to 2001.


Non-interest expenses for the nine months and three months ended September 30, 2001 were $1,204,848 and $419,372. Of these totals $704,329 and $254,596, respectively, represent salaries and benefits, occupancy cost and furniture and equipment expenses. Total non-interest expenses amounted to $781,839 and $268,943 for the nine months and three months ended September 30, 2000. In mid-January, 2001, the company occupied its new building and began incurring increased expenses for property taxes, depreciation, operation and maintenance of a much larger facility then it had in the second quarter of 2000. The company also hired several new staff members, which also contributed to the increase in non-interest expense. During the second quarter of 2001, the company hired Ben Garvin as President. Mr. Garvin's initial responsibilities will be business development for our Easley headquarters and branch development for our future operations in the Upstate.


BALANCE SHEET REVIEW

Total consolidated assets increased $12,918,833 from $35,382,439 at December 31, 2000 to $48,301,272 at September 30, 2001. This increase in assets was primarily funded by growth of $11,496,302 in deposits, which totaled $36,287,163 at September 30, 2001 and federal funds purchased and a repurchase agreement, which totaled $4,262,850 at September 30, 2001. Net loans grew $9,661,395 from $18,230,770 at December 31, 2000 to $27,892,165 at September 30, 2001.
Investment securities increased $4,334,207 from $10,021,055 at December 31, 2000 to $14,355,262 at September 30, 2001.

Management seeks to maintain sufficient cash and other forms of liquidity to meet both anticipated and unanticipated cash outflows and a balance sheet mix that effectively utilizes the Company's earning assets. Cash and due from banks amounted to $1,009,001 and $1,135,870 at December 31, 2000 and September 30, 2001, respectively. Federal funds sold decreased by $1,219,000 from $3,330,000 at December 31, 2000 to $2,111,000 at September 30, 2001.

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


LOANS

Commercial financial and agricultural loans made up 38.72 percent of the total loan portfolio as of September 30, 2001, totaling $10,915,455. Loans secured by real estate for construction and land development totaled $1,638,533 or 5.81 percent of the total loan portfolio while all other loans secured by real estate totaled $12,567,737 or 44.58 percent of the total loan portfolio as of September 30, 2001. Installment loans and other consumer loans to individuals comprised $3,068,260 or 10.89 percent of the total loan portfolio. The allowance for loan losses was 1.06 percent of loans as of September 30, 2001 compared to 1.22 percent as of September 30, 2000. In management's opinion, the allowance for loan losses is adequate. At September 30, 2001, the Company had no loans that were 90 days or more past due or non-accruing. Total unfunded loan commitments amounted to $7,088,129 as of September 30, 2001.


CAPITAL RESOURCES

The capital base for the Company decreased by $8,571 for the first nine months of 2001, due to a net loss, which was partly offset by unrealized gains on investment securities. The Company's equity to asset ratio was 15.91 percent as of September 30, 2001 compared to 23.49 percent as of September 30, 2000. At September 30, 2001 the Company had a total of 13,333 shares in vested stock options outstanding. This compared to 0 at September 30, 2000.

The Federal Deposit Insurance Corporation has established guidelines for capital requirements for banks. As of September 30, 2001, the bank exceeds the capital requirement levels that are to be maintained.

                                 Capital Ratios

                                                                                                                    Adequately
                                                                                       Well Capitalized             Capitalized
                                                                    Actual                Requirement               Requirement
                                                                    ------                -----------               -----------
                                                           Amount          Ratio      Amount        Ratio       Amount         Ratio
                                                           ------          -----      ------        -----       ------         -----

Total capital to risk weighted assets ..............       $5,936          18.62%    $3,187           10%       $2,550          8%
Tier 1 capital to risk weighted assets .............       $5,638          17.69%    $1,912            6%       $1,275          4%
Tier 1 capital to average assets ...................       $5,638          11.89%    $2,370            5%       $1,896          4%

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




                   Cornerstone Bancorp
                      (Registrant)


By:   s/J. Rodger Anthony                              Date: November 9, 2001
    ----------------------------------------
       J. Rodger Anthony
       Chief Executive Officer



By:   s/Nicholas S. Clark                              Date: November 9, 2001
    ------------------------------------------
       Nicholas S. Clark
       Vice President and Chief
       Financial Officer
       (Principal financial officer)