Form 10KSB40
period 2001-12-31
CORNERSTONE BANCORP/SC
filed 2002-03-29
CIK 1087455

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001                File Number 333-79543

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

         Yes [X] No [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         The issuer's revenues for its most recent fiscal year were $3,118,253.

         The aggregate market value of the Common Stock held by non-affiliates on March 1, 2002, was approximately $6,067,875. As of March 1, 2002, there were 800,000 shares of the Registrant's Common Stock, no par value, outstanding. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE
(1)      None

Transitional Small Business Disclosure Format (check one):
Yes [  ]  No [X]

                                     PART I

            Statements included in this report which are not historical in nature are intended to be, and are hereby identified as "forward looking statements" for purposes of the safe harbor provided by section 21E of the Securities Exchange Act of 1934, as amended. Words such as "estimate", "project", "intend", "expect", "believe", "anticipate", "plan", and similar expressions identify forward-looking statements. The Company cautions readers that forward looking statements including without limitation, those relating to the Company's new offices, future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ from those indicated in the forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission.


Item 1.  Description of Business.

General

         Cornerstone Bancorp (the "Company") is a South Carolina corporation incorporated in 1999. The Company is a bank holding company with no operations other than those carried on by its wholly owned subsidiary, Cornerstone National Bank (the "Bank"). The Bank conducts a general banking business under a national bank charter granted by the Office of the Comptroller of the Currency of the United States (the "OCC") pursuant to the National Bank Act. The Bank was organized in 1999. The Bank conducts its activities from its main office opened in September of 1999, located in Easley, South Carolina.

         The Bank's primary market area is the City of Easley, South Carolina and the immediately surrounding areas of Pickens County. Pickens County and four neighboring counties make up the Greenville-Spartanburg-Anderson, South Carolina Metropolitan Statistical Area (the "Greenville MSA"). The population of the Greenville MSA is over 900,000 with approximately 470,000 employed in 1997. Over 90% of those employed were in non-agricultural employment with over 50% of those employed in manufacturing and trades, in roughly equal numbers.

         The Bank's business primarily consists of accepting deposits and making loans. The Bank seeks deposit accounts from households and businesses in its primary market areas by offering a full range of savings accounts, retirement accounts (including Individual Retirement Accounts), checking accounts, money market accounts, and time certificates of deposit. It also makes commercial, real estate and installment loans, primarily on a secured basis, to borrowers in and around Easley, South Carolina and makes other authorized investments. Both in-house and conventional residential mortgage loans are offered at the Bank. As of December 31, 2001, the Bank employed 20 people.

         On March 19, 2001, Ben Garvin, was hired as President of Cornerstone National Bank. Mr. Garvin's responsibilities include business development for the Easley headquarters and branch development. Prior to joining the Bank, Mr. Garvin was senior vice president of Central Carolina Bank (CCB) and his most recent responsibilities included managing the western region of the Upstate for CCB including Pickens, Anderson, Oconee, Greenwood, Saluda and McCormick counties. Mr. Garvin was with CCB 17 years in various management capacities. J. Rodger Anthony, Cornerstone National Bank's chairman of the board and chief executive officer, will retain those titles and continue to act in those capacities.

         On October 19, 2001, Cornerstone National Bank acquired 6.772 acres of land on Farrs Bridge Road in Berea, South Carolina to be used for the construction of a fully staffed conventional bank branch. The construction process was initiated in late January of 2002 and is slated for completion in August 2002. The branch will initially maintain a staff of approximately five experienced individuals and will be a full service location.

Competition

         South Carolina law permits statewide branching by banks and savings and loan associations. Consequently, many financial institutions have branches located in several communities. Currently, in addition to the Bank, 8 commercial banks and 1 savings institution operate branches in Pickens County. The principal areas and methods of competition in the banking industry are the services offered, pricing of those services, the convenience and availability of the services, and the degree of expertise and personal manner with which those services are offered.

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

Lending Activities

         The Bank offers a range of lending services, including, commercial loans, consumer loans, and real estate mortgage loans. Consumer loans include both installment and term loans, and include loans for automobiles, household goods, education, boats and general personal expenses. During the third quarter of 2001, the Bank opened a residential mortgage loan department with a highly experienced staff qualified to make virtually any type of residential mortgage loan. These loans are sold by the Bank upon origination in most cases.

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

Real Estate Loans

         One of the primary components of the Bank's loan portfolio is loans secured by first or second mortgages on residential and commercial real estate. These loans generally consist of commercial real estate loans, construction and development loans and residential real estate loans (including home equity and second mortgage loans). Interest rates may be fixed or adjustable and the Bank frequently charges an origination fee. The Bank seeks to manage credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 80%. The loan-to-value ratio for first and second mortgage loans and for construction loans generally does not exceed 80%. In addition, the Bank generally requires personal guarantees of the principal owners of the property.

         The principal economic risk associated with all loans, including real estate loans, is the creditworthiness of the Bank's borrowers. The ability of a borrower to repay a real estate loan depends upon a number of economic factors, including employment levels and fluctuations in the value of real estate. In the case of a real estate construction loan, there is generally no income from the underlying property during the construction period, and the developer's personal obligations under the loan are typically limited. Each of these factors increases the risk of nonpayment by the borrower. In the case of a real estate purchase loan, the borrower may be unable to repay the loan at the end of the loan term and thus may be forced to refinance the loan at a higher interest rate, or, in certain cases, the borrower may default as a result of its inability to refinance the loan. In either case, the risk of nonpayment by the borrower is increased.

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

Other Services

         The Bank participates in a regional network of automated teller machines that may be used by Bank customers in major cities throughout the Southeast. The Bank offers both VISA and MasterCard brands of bankcards together with related lines of credit. The lines of credit may be used for overdraft protection as well as pre-authorized credit for personal purchases and expenses.

The Bank also provides  travelers  checks,  direct deposit of payroll and social security checks, and automatic drafts for various accounts, but does not currently provide international or trust banking services. The Bank offers an Internet banking product accessible via the Bank's custom website at www.cornerstonenationalbank.com. The interactive banking product includes an electronic bill payment service that allows customers to make scheduled and/or recurring bill payments electronically.

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

         Long-term loans are priced primarily to be interest-rate sensitive with only a small portion of the Bank's portfolio of long-term loans at fixed rates. In the near term, such fixed-rate loans generally do not have maturities longer than fifteen years, except in exceptional cases.

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

         The Company and the Bank exceeded all applicable capital requirements at December 31, 2001.

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

Recent Legislation

         The Gramm-Leach-Bliley Act, which makes it easier for affiliations between banks, securities firms and insurance companies to take place was adopted on November 12, 1999. The Act removes Depression-era barriers that had separated banks and securities firms, and seeks to protect the privacy of consumers' financial information. Most of the provisions of the Act require the applicable regulators to adopt regulations in order to implement these provisions, and significant numbers of regulations have been adopted.

         Under provisions of the act, banks, securities firms and insurance companies are able to structure new affiliations through a holding company structure or through a financial subsidiary. The legislation creates a new type of bank holding company called a "financial holding company" which has powers much more extensive than those of standard holding companies. These expanded powers include authority to engage in "financial activities," which are activities that are (1) financial in nature; (2) incidental to activities that are financial in nature; or (3) complementary to a financial activity and that do not impose a safety and soundness risk. Significantly, the permitted financial activities for financial holding companies include authority to engage in merchant banking and insurance activities, including insurance portfolio investing. A bank holding company can qualify as a financial holding company and expand the services it offers only if all of its subsidiary depository institutions are well managed, well capitalized and have received a rating of "satisfactory" on their last Community Reinvestment Act examination.

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

         Although the Act reaffirms that states are the regulators for insurance activities of all persons, including federally chartered banks, the Act prohibits states from preventing depository institutions and their affiliates from conducting insurance activities.

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

Fiscal and Monetary Policy

         Banking is a business that depends largely on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitutes the major portion of a bank's earnings. Thus, the earnings and growth of the Company and the Bank are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open-market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve, and the reserve requirements on deposits. The nature and timing of any changes in such policies and their impact on the Company and the Bank cannot be predicted.

Item 2.  Description of Property.

         The Company owns 1.83 acres of land at 1670 East Main Street in Easley, South Carolina. The Company had a temporary office facility on the property and during 2000 constructed a main office on this site. The new main office building was occupied on January 16, 2001. The Company purchased 6.772 acres of land on the 40 block of Farrs Bridge Road in Berea, South Carolina and is constructing a permanent branch office with an anticipated opening during the third quarter of 2002. Both properties are considered to be well suited for the Company's purposes.

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

Item 4.  Submission of Matters to Vote of Security Holders.

         No matters were submitted to a vote of security holders during the fourth quarter of 2001.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

         Although the common stock of the Company may be traded from time to time on an individual basis, no established trading market has developed and none is expected to develop in the foreseeable future. The common stock is not listed on any exchange nor is it traded on the NASDAQ National Market System, nor are there any market makers known to management. During 2001, the Company did not sell any shares of its common stock in a public offering. During the past calendar year, management was aware of a number of transactions in which the Company's common stock traded between $10.70 - $12.50 per share. However, management has not ascertained that these transactions are the result of arm's length negotiations between the parties, and because of the limited number of shares involved, these prices may not be indicative of the market value of the common stock.

         As of March 1, 2002, there were approximately 486 holders of record of the Company's common stock, excluding individual participants in security position listings.

         The Company has never paid any cash dividends, and to maintain its capital, does not expect to pay cash dividends in the near future. The dividend policy of the Company is subject to the discretion of the Board of Directors and depends upon a number of factors, including earnings, financial conditions, cash needs and general business conditions, as well as applicable regulatory considerations. Because the Company has no operations other than those of the Bank and only has limited income of its own, the Company would rely on dividends from the Bank as its principal source of cash to pay cash dividends.

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

         The payment of dividends by the Company and the Bank may also be affected or limited by other factors, such as the requirements to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the Bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The OCC has indicated that paying dividends that deplete a national bank's capital base to an inadequate level would be an unsafe and unsound banking practice. The Federal Reserve, the OCC and the FDIC have issued policy statements, which provide that bank holding companies and insured banks should generally only pay cash dividends out of current operating earnings.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

         The Company is a bank holding company and has no operations other than those carried on by its wholly owned subsidiary, Cornerstone National Bank. The Bank commenced business on September 15, 1999. It conducts a general banking business in Easley, South Carolina, out of one office.

         The following information describes various financial aspects of the Bank's business. This information should be read in conjunction with the financial statements of the Company, which appear elsewhere in this document. References in the discussion below to the "period ended December 31, 1999" mean the period from September 15, 1999 (the opening date of the Bank) to December 31, 1999. 2000 was the Bank's first full year of operation. Because of the short period of operations during the year ended December 31, 1999,comparisons of the operating results for that period with the results for the year ended December 31, 2000, would not be meaningful and are not presented.

Critical Accounting Policies

The Company has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States in the preparation of the Company's financial statements. The significant accounting policies of the Company are described in the footnotes to the consolidated financial statements.

Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities; management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of its consolidated financial statements. Refer to the section "Provision and Allowance for Loan Losses" for a detailed description of the Company's estimation process and methodology related to the allowance for loan losses.

Earnings Performance

         The Company had a net loss from operations for the year ended December 31, 2001 of $138 thousand or $.17 per basic common share, compared to net income for the year ended December 31, 2000 of $84 thousand or $.11 per basic common share. The Company had net interest income (the difference between interest earned on interest earning assets and interest paid on interest bearing liabilities) of $1.5 million for 2001 as compared to $1.2 million for 2000. The Company also had other operating income (principally service fees on deposits) of $191 thousand in 2001 and $73 thousand in 2000. The Company provided $181 thousand and $102 thousand to its reserve for loan losses in 2001 and 2000, respectively, and had other operating expenses (principally salaries and benefits and occupancy and equipment expenses) of $1.66 million in 2001 and $1.07 million in 2000.

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

         For the year ended December 31, 2001, net interest income was $1.5 million. For the year ended December 31, 2000, net interest income was $1.2 million. This increase was primarily attributable to an increase in the volume of loans and investments. The average interest earning assets increased to $40,973,000 in 2001 from $25,692,000 in 2000. The average yield on interest earning assets decreased from 8.00% to 7.14% from 2000 to 2001, while the average cost of interest bearing liabilities decreased from 4.92% to 4.44%. The net yield on average interest earning assets decreased from 4.75% in 2000 to 3.67% in 2001.

         The table, "Average Balances, Yields and Rates", provides a detailed analysis of the effective yields and rates on the categories of interest earning assets and interest bearing liabilities for the Company for the years ended December 31, 2001 and 2000.

                       Average Balances, Yields and Rates
                             (Dollars in thousands)

                                                            Year Ended December 31, 2001          Year Ended December 31, 2000
                                                            ----------------------------          ----------------------------
                                                                        Interest                             Interest
                                                           Average       Income/    Yields/     Average       Income/    Yields/
                                                         Balances(1)     Expense    Rates(2)  Balances(1)     Expense    Rates(2)
                                                         -----------     -------    --------  -----------     -------    --------
Assets
Securities ...........................................       $10,497       $   647     6.17%       $ 8,650      $  563      6.51%
Federal Funds Sold ...................................         6,789           266     3.92%         3,820         239      6.25%
Loans(3) .............................................        23,618         2,009     8.51%        13,164       1,249      9.49%
Interest Bearing Balances ............................            69             5     7.25%            58           4      7.25%
                                                             -------       -------                 -------      ------
       Total interest earning assets .................        40,973         2,927     7.14%        25,692        2055      8.00%
Cash and due from banks ..............................         1,251                                 1,006
Allowance for loan losses ............................         (294)                                 (155)
Premises and equipment ...............................         2,473                                 1,186
Other assets .........................................           375                                   340
                                                             -------                               -------
       Total assets ..................................       $44,778                               $28,069
                                                             =======                               =======

Liabilities and shareholders' equity
Interest bearing liabilities
       Interest bearing transaction accounts .........       $ 6,021       $  163     2.71%        $ 4,870      $  194      3.97%
       Savings .......................................         6,676          229     3.43%          2,436         102      4.18%
       Time deposits $100,000 and over ...............         5,740          334     5.81%          3,028         180      5.93%
       Other time deposits ...........................         9,806          544     5.55%          3,708         216      5.84%
                                                             -------       ------                  -------      ------
         Total interest bearing deposits .............        28,243        1,270     4.50%         14,042         692      4.93%
Federal Funds purchased & repurchase agreements ......         3,801          152     4.02%          2,912         142      4.89%
                                                             -------       ------                  -------      ------
Total interest bearing liabilities ...................        32,044        1,422     4.44%         16,954         834      4.92%
Noninterest bearing demand deposits ..................         4,894                                 3,297
Other liabilities ....................................           184                                   220
Shareholders' equity .................................         7,656                                 7,598
                                                             -------                               -------
       Total liabilities and shareholders' equity ....       $44,778                               $28,069
                                                             =======                               =======
Interest rate spread(4)                                                               2.70%                                  3.08%
Net interest income and net yield on earning assets(5)                     $1,505     3.67%                     $1,221       4.75%
Interest free funds supporting earning assets(6) .....        $8,929                               $ 8,738

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

Rate/Volume Analysis of Net Interest Income

         The effect of changes in average balances (volume) and rates on interest income, interest expense and net interest income for the years indicated, is shown below. The effect of a change in average balance has been determined by applying the average rate in the earlier year to the change in average balance in the later year, as compared with the earlier year. The effect of a change in the average rate has been determined by applying the average balance in the earlier year to the change in the average rate in the later year, as compared with the earlier year.

                             Year Ended December 31,
                              2001 compared to 2000
                           Increase (Decrease) Due to
                           --------------------------
                             (Dollars in Thousands)

                                                                                                             Volume/
                                                                          Volume            Rate              Rate            Change
                                                                          ------            ----              ----            ------

Interest earned on:

     Securities ..............................................           $  120           $  (29)           $   (6)           $   85
     Federal Funds Sold ......................................              185              (89)              (69)               27
     Loans ...................................................              992             (129)             (103)              760
          Interest Bearing Balances ..........................                1                -                 -                 1
                                                                         ------           ------            ------            ------
Total Interest Income ........................................            1,298             (247)             (178)              873
                                                                         ------           ------            ------            ------
Interest paid on:
     Deposits ................................................              700              (60)              (61)              579
     Federal Funds Purchased & REPOs .........................               43              (25)               (8)               10
                                                                         ------           ------            ------            ------
          Total Interest Expense .............................              743              (85)              (69)              589
                                                                         ------           ------            ------            ------
Change in Net Interest Income ................................              555             (162)             (109)              284
                                                                         ------           ------            ------            ------


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

         The table, "Interest Sensitivity Analysis", indicates that, on a cumulative basis, rate sensitive assets exceeded rate sensitive liabilities, resulting in an asset sensitive position at the end of 2001 of $6.2 million, for a cumulative gap ratio of 1.16. When interest sensitive liabilities exceed interest sensitive assets for a specific repricing "horizon", a negative interest sensitivity gap results. The gap is positive when interest sensitive assets exceed interest sensitive liabilities, as was the case at the end of 2001 with respect to the one-year time horizon. For a bank with a positive gap, rising interest rates would be expected to have a positive effect on net interest income and falling rates would be expected to have the opposite effect.

         The table below reflects the balances of interest earning assets and interest bearing liabilities at the earlier of their repricing or maturity dates. Amounts of fixed rate loans are reflected at the loans' final maturity dates. Variable rate loans are reflected at the earlier of their contractual maturity date or the date at which the loan may be repriced contractually. Deposits in other banks and debt securities are reflected at the earlier of each instrument's repricing date for variable rate instruments or the ultimate maturity date for fixed rate instruments. Overnight federal funds sold are reflected in the earliest repricing interval due to the immediately available nature of these funds. Interest bearing liabilities with no contractual maturity, such as interest bearing transaction accounts and savings deposits are reflected in the earliest repricing interval due to contractual arrangements which give management the opportunity to vary the rates paid on these deposits within a thirty-day or shorter period. However, the Bank is under no obligation to vary the rates paid on those deposits within any given period. Fixed rate time deposits, principally certificates of deposit, are reflected at their contractual maturity dates. Federal funds purchased and securities sold under agreements to repurchase is presented in the 1-3 month repricing interval because their rates are adjustable at their contractual maturity dates.

                          Interest Sensitivity Analysis
                            Cornerstone National Bank

                                                                   December 31, 2001
                                                                   -----------------
                                                                   1-3      3-12       1-3       3-5      5-15      > 15
                                                     Immediate   Months    Months     Years     Years    Years     Years       Total
                                                     ---------   ------    ------     -----     -----    -----     -----       -----
                                                                                  (Dollars in Thousands)
Interest earning assets
    Securities ...................................     4,867     1,376        942      5,624         -         -         -    12,808
    Federal funds sold ...........................       970         -          -          -         -         -         -       970
    Loans ........................................    12,950     3,019      5,863      5,425     2,590     1,623         3    31,473
                                                     -------   -------    -------    -------   -------   -------   -------   -------
        Total interest earning assets ............    18,787     4,395      6,805     11,048     2,590     1,623         3    45,251
                                                     -------   -------    -------    -------   -------   -------   -------   -------

Interest bearing deposits
    Interest bearing transaction accounts ........     3,406         -          -      3,406         -         -         -     6,812
    MMDA's & Savings .............................     5,423         -          -      5,423         -         -         -    10,846
    Time deposits $100M and over .................         -     1,505      5,250          -       479         -         -     7,234
    Other time deposits ..........................         -     3,572      6,607        499       184         -         -    10,862
    Federal funds purchased and
    securities sold under agreements to
    repurchase ...................................         -     3,293          -          -         -         -         -     3,293
                                                               -------                                                       -------
        Total interest bearing liabilities .......     8,829     8,370     11,857      9,328       663         -         -    39,047
                                                     =======   =======    =======    =======   =======   =======   =======   =======

Interest sensitivity gap .........................     9,958    (3,975)    (5,052)     1,720     1,927     1,623         3     6,204
Cumulative interest sensitivity gap ..............     9,958     5,983        931      2,651     4,578     6,201     6,204     6,204
Gap ratio ........................................      2.13       .53        .57       1.18      3.91         -         -      1.16
Cumulative gap ratio .............................      2.13      1.35       1.03       1.07      1.12      1.16      1.16      1.16

(1) There were no nonaccruing loans or unamortized deferred loan fees, both of which would normally be subtracted from loans for purposes of this table.

                          Interest Sensitivity Analysis
                            Cornerstone National Bank

                                                                   December 31, 2000
                                                                   -----------------
                                                                   1-3      3-12       1-3       3-5      5-15      > 15
                                                     Immediate   Months    Months     Years     Years    Years     Years       Total
                                                     ---------   ------    ------     -----     -----    -----     -----       -----
                                                                                  (Dollars in Thousands)
Interest earning assets
    Securities ....................................         -       399     2,141     7,301          -         -         -     9,841
    Federal funds sold ............................     3,330         -         -         -          -         -         -     3,330
    Interest bearing deposits in banks ............         -       100         -         -          -         -         -       100
    Loans .........................................     2,796     4,872     4,771     2,851      1,609     1,539         -    18,438
                                                      -------   -------   -------   -------    -------   -------   -------   -------
        Total interest earning assets .............     6,126     5,371     6,912    10,152      1,609     1,539         -    31,709
                                                      -------   -------   -------   -------    -------   -------   -------   -------

Interest bearing deposits
    Interest bearing transaction accounts .........     1,459         -         -     4,376          -         -         -     5,835
    MMDA's & Savings ..............................       754         -         -     2,915          -         -         -     3,669
    Time deposits $100M and over ..................         -       411     2,693     1,706          -         -               4,810
    Other time deposits ...........................         -     1,241     2,577     2,963         29         -         -     6,810
    Federal funds purchased and
      securities sold under agreements to
      repurchase ..................................         -     2,779         -         -          -         -         -     2,779
                                                                -------                                                      -------
        Total interest bearing liabilities ........     2,213     4,431     5,270    11,960         29         -         -    23,903
                                                      =======   =======   =======   =======    =======   =======   =======   =======


Interest sensitivity gap ..........................     3,913       940     1,642    (1,808)     1,580     1,539         -     7,806
Cumulative interest sensitivity gap ...............     3,913     4,853     6,495     4,687      6,267     7,806     7,806     7,806
Gap ratio .........................................      2.77      1.21      1.31       .85      55.48         -         -      1.33
Cumulative gap ratio ..............................      2.77      1.73      1.55      1.20       1.26      1.33      1.33      1.33


(1) There were no nonaccruing loans or unamortized deferred loan fees, both of which would normally be subtracted from loans for purposes of this table.

Provision for Loan Losses

         The provision for loan losses is charged to earnings based on management's continuing review and evaluation of the loan portfolio and general economic conditions. Provisions for loan losses were $181 thousand and $102 thousand for the years ended December 31, 2001 and 2000, respectively. For the year ended December 31, 2001 the Bank had charge-offs totaling $3 thousand. There were no charge-offs or non-accrual loans in 2000. See "Impaired Loans" and "Allowance for Loan Losses" for a discussion of the factors management considers in its review of the adequacy of the allowance and provision for loan losses.

Other Income

         Other income, which consists primarily of service charges on deposit accounts, mortgage loan origination fees, and other fee income, increased by $118 thousand or 161% to $191 thousand for the year ended December 31, 2001. The increase is primarily the result of increases in deposit accounts and the implementation of a mortgage loan origination department. Other income totaled $73 thousand for the year ended December 31, 2000.

Other Expenses

         Other expenses, which consist primarily of salaries and employee benefits, net occupancy, and data processing totaled $1.66 million for the year ended December 31, 2001 as compared to $1.07 million for the year ended December 31, 2000. Salaries and employee benefits increased by $284 thousand or 50% to $850 thousand for the year ended December 31, 2001. This increase was due to the hiring of additional staff to support the opening of the new main office. Net occupancy increased by $134 thousand or 95% to $275 thousand for the year ended December 31, 2001. This increase was largely a result of the Bank's relocation into a newly constructed permanent headquarters. Data processing expense increased by $26 thousand or 34% to $102 thousand for the year ended December 31, 2001. The increase is primarily the result of increases in banking transactions due to the Bank's growing customer base. The Bank plans to increase its loan and deposit relationships to support these increases in expenses.

Income Taxes

         During the year ended December 31, 2001, the Bank recorded a tax benefit of $7 thousand compared to a tax provision of $34 thousand for the year ended December 31, 2000. The Bank accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Certain items of income and expense (principally provision for loan losses, depreciation, and pre-opening expenses) are included in one reporting period for financial accounting purposes and another for income tax purposes.

Investment Securities

         As of December 31, 2001, the Bank's investment portfolio comprised approximately 25.50% of its total assets. The following table summarizes the carrying amounts of securities held by the Bank at December 31, 2001 and 2000. Available-for-sale securities are stated at estimated fair value. The Bank had no securities that were held-for-investment at December 31, 2001 or 2000.

                   Investment Securities Portfolio Composition

                                                                                   December 31, 2001         December 31, 2000
                                                                                   -----------------         ------------------
                                                                                   Available for sale        Available for sale
                                                                                   ------------------        ------------------
                                                                                 (Dollars in thousands)    (Dollars in thousands)

U.S. Government Agencies ...................................................               $12,807                     $ 9,841
Federal Reserve Bank Stock .................................................                   180                         180
                                                                                           -------                     -------

Total ......................................................................               $12,987                     $10,021
                                                                                           =======                     =======

         The following table presents maturities and weighted average yields of securities at December 31, 2001 and 2000.

              Investment Securities Portfolio Maturities and Yields

                                                                             December 31, 2001                December 31, 2000
                                                                             -----------------                -----------------
                                                                     Available-for-sale       Yield    Available-for-sale    Yield
                                                                     ------------------       -----    ------------------    -----
                                                                           (Dollars in thousands)           (Dollars in thousands)
U.S. Government Agencies
      Within one year ......................................              2,748               6.74%           2,540            6.49%
      After one through five years .........................              9,070               4.41%           7,301            6.75%
      After five through ten years .........................                  -                  -%               -               -%
      After ten years ......................................                989               4.01%               -               -%
      No Maturity ..........................................                180               6.00%             180            6.00%
                                                                        -------               ----          -------            ----

      Total ................................................            $12,987               4.88%         $10,021            6.67%
                                                                        =======               ----          =======            ====

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

Loan Portfolio

         Management believes the loan portfolio is adequately diversified. There are no significant concentrations of loans in any particular individuals or industry or group of related individuals or industries which management believes pose a material risk to the Bank, and there are no foreign loans.

         The amount of loans outstanding at December 31, 2001 and 2000 are shown in the following table according to type of loan:

                           Loan Portfolio Composition
                             (Dollars in thousands)

                                                                           December 31, 2001                   December 31, 2000
                                                                           -----------------                   -----------------
                                                                                          % of                                  % of
                                                                      Amount              Loans           Amount               Loans
                                                                      ------              -----           ------               -----

Commercial and industrial ................................         $ 11,923               37.9%          $  6,808              36.9%
Real Estate - construction ...............................            1,697                5.4%             1,930              10.5%
Real Estate - mortgage
      Farmland ...........................................                -                -                    -                 -
      1-4 family residential .............................            9,126               29.0%             5,130              27.8%
      Nonfarm, nonresidential ............................            4,626               14.7%             1,909              10.4%
      Multifamily (5 or more) residential ................              902                2.9%               299               1.6%
Consumer installment .....................................            3,199               10.1%             2,362              12.8%
                                                                   --------          ---------           --------         ---------
      Total loans ........................................           31,473                100%            18,438             100.0%
      Less allowance for loan losses .....................             (384)                                 (207)
                                                                   --------                             ---------
      Net loans ..........................................         $ 31,089                             $  18,231
                                                                   ========                             =========

Maturity Distribution of Loans

         The following table sets forth the maturity distribution of the Bank's loans, by type, as of December 31, 2001, as well as the type of interest requirement on such loans.

                         Maturity Distribution on Loans
                             (Dollars in Thousands)

                                                                                              December 31, 2001
                                                                                              -----------------
                                                                              1 Year            1-5         5 Years
                                                                             or Less           Years        or More           Total
                                                                             -------           -----        -------           -----

Commercial and industrial ..........................................         $ 5,749         $ 5,077         $ 1,097         $11,923
Real Estate-construction ...........................................           1,697               0               0           1,697
Real Estate-mortgage ...............................................           4,624           5,753           4,277          14,654
Consumer installment ...............................................           1,597           1,602               0           3,199
                                                                             -------         -------         -------         -------
      Total ........................................................         $13,667         $12,432         $ 5,374         $31,473
                                                                             -------         -------         -------         -------

Predetermined rate, maturity greater than one year .................         $     0         $ 9,732         $ 2,994         $12,726
                                                                             -------         -------         -------         -------

Variable rate or maturity within one year ..........................         $13,667         $ 2,700         $ 2,380         $18,747
                                                                             =======         =======         =======         =======

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

         Loans which management identifies as impaired generally will be nonperforming loans. Nonperforming loans include nonaccrual loans or loans which are 90 days or more delinquent as to principal or interest payments. At December 31, 2001 and 2000, the Bank had no nonaccrual loans or loans 90 days or more past due.

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

Potential Problem Loans

         Management identifies and maintains a list of potential problem loans. These are loans that are not included in nonaccrual status, or loans that are past due 90 days or more and still accruing interest. A loan is added to the potential problem list when management becomes aware of information about possible credit problems of borrowers that causes serious doubts as to the ability of such borrowers to comply with the current loan repayment terms. There were 9 loans determined by management to be potential problem loans at December 31, 2001.

Real Estate Owned

         The Bank had no real estate owned pursuant to foreclosure or in-substance foreclosure at December 31, 2001. Real estate owned is initially recorded at the lower of net loan principal balance or its estimated fair market value less estimated selling costs. The estimated fair value is determined by appraisal at the time of acquisition.

Allowance for Loan Losses

         The allowance for loan losses is increased by direct charges to operating expense. Losses on loans will be charged against the allowance in the period in which management determines that it is more likely than not such loans have become uncollectible. Recoveries of previously charged off loans will be credited to the allowance. The table, "Summary of Loan Loss Experience", summarizes loan balances at the end of each period indicated, averages for each period, changes in the allowance arising from charge-offs and recoveries by loan category and additions to the allowance which have been charged to expense. In reviewing the adequacy of the allowance for loan losses at each year end, management will take into consideration the historical loan losses experienced by the bank, current economic conditions affecting the borrowers' ability to repay, the volume of loans, and the trends in delinquent, nonaccruing, and any potential problem loans, and the quality of collateral securing nonperforming and problem loans. Management considers the allowance for loan losses to be adequate to cover its estimate of loan losses inherent in the loan portfolio as of December 31, 2001.

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

                         Summary of Loan Loss Experience

                                                                                                       Year Ended December 31,
                                                                                                       -----------------------
                                                                                                       2001                 2000
                                                                                                       ----                 ----
                                                                                                        (Dollars in thousands)

Total loans outstanding at end of period,
      net of deferred net loan fees ....................................................              $31,473               $18,438
Average amount of loans outstanding ....................................................              $23,618               $13,164

Balance of allowance for loan losses-beginning .........................................              $   207               $   105
                                                                                                      -------               -------
Loans charged off
      Commercial and industrial ........................................................              $     0               $     0
      Consumer installment .............................................................              $     3               $     0
                                                                                                      -------               -------
      Total charge offs ................................................................              $     3               $     0
Recoveries of loans previously charged-off
      Commercial and industrial ........................................................              $     0               $     0
      Consumer installment .............................................................              $     0               $     0
                                                                                                      -------               -------
      Total recoveries .................................................................              $     0               $     0
Net charge-offs (recoveries) ...........................................................              $     3               $     0
                                                                                                      -------               -------
Additions to allowance charged to expense ..............................................              $   180               $   102
                                                                                                      -------               -------


Balance of allowance for loan losses-ending ............................................              $   384               $   207
                                                                                                      -------               -------

Ratios
      Net charge-offs to average loans outstanding .....................................                 0.01%                  0.0%
      Net charge-offs to loans at end of period ........................................                 0.01%                  0.0%
      Allowance for loan losses to average loans .......................................                 1.63%                 1.57%
      Allowance for loan losses to loans at end of period ..............................                 1.22%                 1.12%
      Net charge-offs to allowance for loan losses .....................................                 0.78%                  0.0%
      Net charge-offs to provision for loan losses .....................................                 1.67%                  0.0%


The following table presents the allocation of the allowance for loan losses at the end of the years ended December 31, 2001 and 2000, compared with the percent of loans in the applicable categories to total loans. The allowance for loan losses is not restricted to specific categories of loans and is available to absorb losses in all categories.

                     Allocation of Allowance for Loan Losses

                                                                                     Year Ended December 31,
                                                                                     -----------------------
                                                                              2001                                  2000
                                                                              ----                                  ----
                                                                                       % of                                   % of
                                                                      Amount           Loans              Amount              Loans
                                                                      ------           -----              ------              -----
                                                                                        (Dollars in thousands)
Commercial and industrial ..............................              $146              38.0%              $  76               36.9%
Real Estate - construction .............................              $ 19               5.0%              $  22               10.5%
Real Estate - mortgage .................................              $181              47.1%              $  82               39.8%
Consumer installment ...................................              $ 38               9.9%              $  27               12.8%
                                                                      ----              ----                ----               ----

      Total ............................................              $384               100%               $207                100%

Deposits

         The average amounts and percentage composition of deposits held by the Bank for the years ended December 31, 2001 and 2000, are summarized below:

                                Average Deposits

                                                                                          Year Ended December 31,
                                                                                          -----------------------
                                                                                    2001                           2000
                                                                                    ----                           ----
                                                                           Amount         Rate               Amount         Rate
                                                                           ------         ----               ------         ----
                                                                                            (Dollars in thousands)

Noninterest bearing demand ...................................           $ 4,894          13.9%             $ 5,198           27.0%
Interest bearing transaction accounts ........................             6,021          17.2%               4,870           25.3%
Savings ......................................................             8,601          24.5%               2,436           12.7%
Time deposits $100,000 and over ..............................             5,740          16.4%               3,028           15.7%
Other time ...................................................             9,806          28.0%               3,708           19.3%
                                                                         -------         -----              -------          -----
      Total ..................................................           $35,062         100.0%             $19,240          100.0%
                                                                         =======         =====              =======          =====

         As of December 31, 2001, the Bank held $7,234,000 in time deposits of $100,000 or more with approximately $1,505,000 maturing within three months, $4,118,000 maturing over three through six months, $1,132,000 maturing over six through twelve months, and $479,000 maturing over twelve months. Average time deposits $100,000 and over comprised approximately 16.4% of total average deposits during 2001 and 15.7% during 2000. The vast majority of time deposits $100,000 and over are acquired from customers within the Bank's service area in the ordinary course of business. The Bank does not purchase brokered deposits. While most of the large time deposits are acquired from customers with standing relationships with the Bank, it is a common industry practice not to consider these types of deposits as core deposits because their retention can be expected to be heavily influenced by rates offered, and therefore such deposits may have the characteristics of shorter-term purchased funds. Time deposits $100,000 and over involve the maintenance of an appropriate matching of maturity distribution and a diversification of sources to achieve an appropriate level of liquidity.

Return on Equity and Assets

         The following table shows the return on assets (net income divided by average total assets), return on equity (net income divided by average equity), dividend payout ratio (dividends declared per share divided by net income per share), and equity to assets ratio (average equity divided by average total assets) for the year ended December 31, 2001.

                                               Year Ended 2001   Year Ended 2000
                                               ---------------   ---------------

Return on assets ............................       (.31%)             .30%
Return on equity ............................      (1.80%)            1.11%
Dividend payout ratio .......................       0.00%             0.00%
Equity to assets ratio ......................      17.10%            27.07%

         The return on assets and equity declined in 2001 due largely to a significant drop in interest rates during a relatively short time frame. The Bank also incurred additional occupancy related expenses and staffing expenditures associated with the moving of the Bank's headquarters from temporary to permanent facilities.

         During 2002, the Bank's plan of operation is to seek to attract new deposit and loan customers. The Bank plans to open its first branch office in the third quarter of 2002. Deposit accounts will be sought from individuals and businesses in the Easley and Berea, South Carolina markets. The Bank will offer competitive rates for such accounts and may seek new accounts by offering rates slightly above those prevailing in the market. Loan business will be sought by offering competitive rates and terms to credit worthy customers. Management will emphasize personal service and accessibility as reasons for customers to do business with the Bank. Personal contacts by management as well as advertising and competitive prices and services will be the Bank's principal marketing tools.

Securities Sold under Repurchase Agreements

         Securities sold under repurchase agreements totaled $3,293,000 and $2,779,000 at December 31, 2001 and 2000, respectively. U. S. Government securities with an amortized cost of $4,738,000 and $2,880,000 (fair value of $5,317,000 and $2,892,000) are used as collateral for the sweep accounts and repurchase agreements, at December 31, 2001 and 2000, respectively. The Bank enters into sales of securities under agreements to repurchase. These obligations to repurchase securities sold are reflected as liabilities in the balance sheets. The dollar amount of securities underlying the agreements are book entry securities maintained by a safekeeping agent. The weighted-average interest rate for sweep accounts was 3.4 and 4.5 percent at December 31, 2001 and 2000 and 5.75 and 6.43 percent at December 31, 2001 and 2000 for repurchase agreements. The maximum amount outstanding at any month-end was $4,042,000 in 2001 and $2,869,000 in 2000 for sweep accounts and $1,000,000 in 2001 and 2000 for repurchase agreements.

Liquidity

         Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. Some liquidity is ensured by maintaining assets which may be immediately converted into cash at minimal cost (amounts due from banks and federal funds sold). However, the most manageable sources of liquidity are composed of liabilities, with the primary focus on liquidity management being on the ability to obtain deposits within the Bank's service area. Core deposits (total deposits less wholesale time deposits) provide a relatively stable funding base, and were equal to 67.87% of total assets at December 31, 2001. Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold, and funds from maturing loans. The Bank had over $3.6 million in cash and liquid assets at December 31, 2001. The Bank also has $1.5 million available through a line of credit with another bank as an additional source of liquidity funding. Management believes that the Bank's overall liquidity sources are adequate to meet its operating needs in the ordinary course of its business. Accordingly, the Company does not expect to have to raise additional funds in 2002.

Off-Balance Sheet Risk


         The Company, through the operations of the Bank, makes contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers of the Bank at predetermined interest rates for a specified period of time. At December 31, 2001, the Bank had issued commitments to extend credit of $6.5 million through various types of lending arrangements. 63%, or $4.1 million in commitments, expire within one year and 37%, or $2.4 million in commitments, expire in one year or more. Past experience indicates that many of these commitments to extend credit will expire unused. In addition to commitments to extend credit, the Bank also issues standby letters of credit which are assurances to a third party that they will not suffer a loss if the Bank's customer fails to meet its contractual obligation to the third party. Standby letters of credit totaled $496 thousand at December 31, 2001. Past experience indicates that many of these standby letters of credit will expire unused. However, through its various sources of liquidity discussed above, the Bank believes that it will have the necessary resources to meet these obligations should the need arise.

         Neither the Company nor its subsidiary is involved in other off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements, or transactions that could result in liquidity needs or other commitments or significantly impact earnings. The Company did not maintain any obligations under noncancelable operating lease agreements at
December 31, 2001. The Company does have a three-year contract with a data processing service. The annual costs are approximately $90 thousand. Refer to notes 9 and 13 to the Company's consolidated financial statements for discussions on commitments and contingencies and financial instruments with off balance sheet risk.

Capital Resources

         At December 31, 2001, shareholders' equity decreased from 2000's balance of $7,692,000 to $7,615,000 as a result of an earnings deficit partially offset by an unrealized gain on investment securities.

         The Company made capital expenditures for land, bank premises, furniture and equipment and vehicles in 2001 totaling $626,540. It expects to make additional such expenditures in 2002 of about $1,600,000. Such expenditures were made or are expected to be made from cash on hand.

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

         The Bank's December 31, 2001 capital ratios are presented in the following table, compared with the "well capitalized" and minimum ratios under the FDIC regulatory definitions and guidelines:

                             (Dollars in Thousands)
                                                                                                To be well
                                                                                               capitalized
                                                                                               under prompt
                                                                      For capital               corrective
                                                                   adequacy purposes        action provisions
                                                                  ---------------------    ---------------------
                                            Actual                      Minimum                  Minimum
                                  ----------------------------    ---------------------    ---------------------
                                     Amount         Ratio          Amount      Ratio         Amount     Ratio
                                     ------         -----          ------      -----         ------     -----
                                                             (Dollars in thousands)
As of December 31, 2001
   Total Capital (to risk
      Weighted assets)                   $5,975        17.18%        $2,782       8.0%         $3,479     10.0%
   Tier 1 Capital (to risk
      Weighted assets)                   $5,590        16.07%        $1,391       4.0%         $2,087      6.0%
   Tier 1 Capital (to average
      Assets)(leverage)                  $5,590        11.08%        $2,018       4.0%         $2,522      5.0%

Inflation

         Since the assets and liabilities of a bank are primarily monetary in nature (payable in fixed, determinable amounts), the performance of a bank is affected more by changes in interest rates than by inflation. Interest rates generally increase as the rate of inflation increases, but the magnitude of the change in rates may not be the same.

         While the effect of inflation on banks is normally not as significant as is its influence on those businesses which have large investments in plant and inventories, it does have an effect. During periods of high inflation, there are normally corresponding increases in the money supply, and banks will normally experience above-average growth in assets, loans and deposits. Also general increases in the prices of goods and services usually result in increased operating expenses.

Item 7.  Financial Statements.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Cornerstone Bancorp and Subsidiary
Easley, South Carolina


           We have audited the accompanying consolidated balance sheets of Cornerstone Bancorp and Subsidiary (the "Company") as of December 31, 2001 and 2000 and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for the years ended December 31, 2001 and 2000 and for the period from January 11, 1999 (inception) to December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

           In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cornerstone Bancorp and Subsidiary at December 31, 2001 and 2000 and the results of their operations and cash flows for the years ended December 31, 2001 and 2000 and for the period from January 11, 1999 (inception) to December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.



                                            \S\Elliott Davis, LLP



January 25, 2002
Greenville, South Carolina

                       CORNERSTONE BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                                             December 31,
                                                                                                             ------------
                                                                                                     2001                   2000
                                                                                                     ----                   ----
                                     ASSETS

CASH AND DUE FROM BANKS ............................................................           $  2,649,950            $  1,109,001

FEDERAL FUNDS SOLD .................................................................                970,000               3,330,000

INVESTMENT SECURITIES ..............................................................             12,987,333              10,021,055

LOANS, NET .........................................................................             31,088,547              18,230,770

PROPERTY AND EQUIPMENT, NET ........................................................              2,761,261               2,285,755

OTHER ASSETS .......................................................................                492,971                 405,858
                                                                                               ------------            ------------
         Total assets ..............................................................           $ 50,950,062            $ 35,382,439
                                                                                               ============            ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
     Deposits
         Noninterest bearing .......................................................           $  6,058,740            $  3,666,474
         Interest bearing ..........................................................             33,850,944              21,124,387
                                                                                               ------------            ------------
         Total deposits ............................................................             39,909,684              24,790,861
     Securities sold under repurchase agreements ...................................              3,292,960               2,779,254
     Other liabilities .............................................................                132,455                 120,441
                                                                                               ------------            ------------

         Total liabilities .........................................................             43,335,099              27,690,556

COMMITMENTS AND CONTINGENCIES - Notes 9 and 13

SHAREHOLDERS' EQUITY
     Preferred stock, 10,000 shares authorized, no shares issued ...................                      -                       -
     Common stock, no par value, 20,000,000 shares authorized,
         800,000 shares issued .....................................................              7,985,000               7,985,000
     Retained deficit ..............................................................               (453,019)               (315,426)
     Accumulated other comprehensive income ........................................                 82,982                  22,309
                                                                                               ------------            ------------

         Total shareholders' equity ................................................              7,614,963               7,691,883
                                                                                               ------------            ------------
         Total liabilities and shareholders' equity ................................           $ 50,950,062            $ 35,382,439
                                                                                               ============            ============

The accompanying notes are an integral part of these consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                                        For the
                                                                                                                      period from
                                                                                                                    January 11, 1999
                                                                                    For the years ended              (inception) to
                                                                                       December 31,                    December 31,
                                                                                       ------------                    ------------
                                                                                 2001                 2000                  1999
                                                                                 ----                 ----                  ----
INTEREST INCOME
     Loans and fees on loans ......................................          $ 2,009,424           $ 1,248,908          $    82,459
     Investment securities ........................................              918,040               803,955              192,834
     Escrow and interest bearing accounts .........................                    -                 2,096               34,612
                                                                             -----------           -----------          -----------
         Total interest income ....................................            2,927,464             2,054,959              309,905

INTEREST EXPENSE
     Deposits and repurchase agreements ...........................            1,422,855               833,915               88,993
                                                                             -----------           -----------          -----------
         Net interest income ......................................            1,504,609             1,221,044              220,912

PROVISION FOR POSSIBLE LOAN LOSSES ................................              180,500               102,000              105,000
                                                                             -----------           -----------          -----------
         Net interest income after provision for
            loan losses ...........................................            1,324,109             1,119,044              115,912

NONINTEREST INCOME
     Mortgage loan origination fees ...............................               47,278                     -                    -
     Service fees on deposit accounts .............................               68,818                34,972                    -
     Other ........................................................               74,693                38,102                8,000
                                                                             -----------           -----------          -----------
        Total noninterest income ..................................              190,789                73,074                8,000
                                                                             -----------           -----------          -----------
NONINTEREST EXPENSES
     Salaries and benefits ........................................              849,796               566,222              154,327
     Advertising ..................................................               51,459                34,005               21,016
     Supplies .....................................................               83,253                32,886               31,041
     Data processing ..............................................              102,779                76,558               20,073
     Occupancy and equipment ......................................              275,292               141,344               53,806
     Professional fees ............................................               67,212                55,982               32,677
     Directors fees ...............................................               33,500                13,800               13,800
     Organizational and pre-opening expenses ......................                    -                     -              249,678
     Other operating ..............................................              195,985               153,247               34,130
                                                                             -----------           -----------          -----------
         Total noninterest expenses ...............................            1,659,276             1,074,044              610,548
                                                                             -----------           -----------          -----------
         Income (loss) before income taxes ........................             (144,378)              118,074             (486,636)

INCOME TAX PROVISION (BENEFIT) ....................................               (6,785)               33,657              (86,793)
         Net income (loss) ........................................          $  (137,593)          $    84,417          $  (399,843)
                                                                             -----------           -----------          -----------
BASIC NET INCOME (LOSS) PER COMMON SHARE ..........................          $      (.17)          $      0.11          $     (0.50)
                                                                             ===========           ===========          ===========
DILUTED NET INCOME (LOSS) PER
     COMMON SHARE .................................................          $      (.17)          $      0.10          $     (0.50)
                                                                             ===========           ===========          ===========
BASIC WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING ....................................              800,000               800,000              800,000
                                                                             ===========           ===========          ===========
DILUTED WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING ....................................              800,000               808,000              800,000
                                                                             ===========           ===========          ===========


The accompanying notes are an integral part of these consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
     CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME


                                                                                                        Accumulated
                                                                      Common stock                         other           Total
                                                                      ------------           Retained   comprehensive  shareholders'
                                                                  Shares         Amount      deficit    (loss) income     equity
                                                                  ------         ------      -------    -------------     ------

BALANCE, JANUARY 11, 1999 (inception) ....................             -    $         -   $         -    $         -    $         -
   Net loss ..............................................             -              -      (399,843)             -       (399,843)
   Other comprehensive loss, net of taxes
     Unrealized loss on investment securities ............             -              -             -         (8,663)        (8,663)
                                                                                                                        -----------
   Comprehensive loss ....................................                                                                 (408,506)

   Sale of stock (net of offering expenses of $15,000) ...       800,000      7,985,000             -              -      7,985,000
                                                             -----------    -----------   -----------    -----------    -----------

BALANCE, DECEMBER 31, 1999 ...............................       800,000      7,985,000      (399,843)        (8,663)     7,576,494
                                                                                                                        -----------
   Net income ............................................             -              -        84,417              -         84,417
   Other comprehensive income, net of taxes
     Unrealized gain on investment securities ............             -              -             -         30,972         30,972
                                                                                                                        -----------
   Comprehensive income ..................................             -              -             -              -        115,389
                                                             -----------    -----------   -----------    -----------    -----------

BALANCE, DECEMBER 31, 2000 ...............................       800,000      7,985,000      (315,426)        22,309      7,691,883
   Net loss ..............................................             -              -      (137,593)             -       (137,593)
   Other comprehensive income, net of income taxes:
     Unrealized gain on investment securities ............             -              -             -         60,673         60,673
                                                                                                                        -----------
   Comprehensive loss ....................................             -              -             -              -        (76,920)
                                                             -----------    -----------   -----------    -----------    -----------

BALANCE, DECEMBER 31, 2001 ...............................       800,000    $ 7,985,000   $  (453,019)   $    82,982    $ 7,614,963
                                                             ===========    ===========   ===========    ===========    ===========














The accompanying notes are an integral part of these consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                        For the
                                                                                                                       period from
                                                                                                                    January 11, 1999
                                                                                          For the years ended         (inception) to
                                                                                             December 31,               December 31,
                                                                                             ------------               ------------
                                                                                        2001              2000                 1999
                                                                                        ----              ----                 ----
OPERATING ACTIVITIES
     Net income (loss) ....................................................      $   (137,593)      $     84,417       $   (399,843)
     Adjustments to reconcile net income (loss) to net cash
        provided by (used for) operating activities
        Depreciation ......................................................           151,035             71,150             20,296
        Deferred income tax provision (benefit) ...........................            (6,785)            33,657            (86,793)
        Provision for possible loan losses ................................           180,500            102,000            105,000
        Increase in other assets ..........................................          (111,583)          (160,984)          (194,306)
        Increase in other liabilities .....................................            12,014            108,855             11,585
                                                                                 ------------       ------------       ------------
           Net cash provided by (used for) operating activities ...........            87,588            239,095           (544,061)
                                                                                 ------------       ------------       ------------
INVESTING ACTIVITIES
     Decrease (increase) in federal funds sold ............................         2,360,000         (1,420,001)        (1,910,000)
     Proceeds from maturities of investment securities ....................         6,616,892          4,801,644                  -
     Purchase of investment securities ....................................        (9,491,242)        (5,395,732)        (9,402,083)
     Increase in loans, net ...............................................       (13,038,277)       (11,701,539)        (6,736,232)
     Purchase of property and equipment ...................................          (626,541)        (1,485,205)          (892,000)
                                                                                 ------------       ------------       ------------
           Net cash used for investing activities .........................       (14,179,168)       (15,200,833)       (18,940,315)
                                                                                 ------------       ------------       ------------
FINANCING ACTIVITIES
     Sale of stock, net ...................................................                 -                  -          7,985,000
     Net increase in deposits .............................................        15,118,823         14,869,524          9,921,337
     Net increase in securities sold under
        repurchase agreements .............................................           513,706            489,976          2,289,278
                                                                                 ------------       ------------       ------------
           Net cash provided by financing activities ......................        15,632,529         15,359,500         20,195,615
                                                                                 ------------       ------------       ------------
           Net increase in cash and cash equivalents ......................         1,540,949            397,762            711,239

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD ..............................         1,109,001            711,239                  -
                                                                                 ------------       ------------       ------------
CASH AND DUE FROM BANKS, END OF PERIOD ....................................      $  2,649,950       $  1,109,001       $    711,239
                                                                                 ============       ============       ============
CASH PAID FOR
     Interest .............................................................      $  1,424,848       $    755,024       $     77,993
                                                                                 ============       ============       ============
     Income taxes .........................................................      $     47,951       $          - $                -
                                                                                 ============       ============       ============

                  The   accompanying   notes  are  an  integral  part  of  these
consolidated financial statements.

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

           Prior to September 15, 1999, the Company devoted all of its efforts to establishing the Bank and accordingly operated as a development stage enterprise as defined by Statement of Financial Accounting Standard ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises".

   Basis of presentation
     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, the Bank. The Company operates as one business segment. All significant intercompany balances and transactions have been eliminated. The accounting and reporting policies conform to accounting principles generally accepted in the United States of America and to general practices in the banking industry. The Company uses the accrual basis of accounting.

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

   Concentrations of credit risk
     The Company makes loans to individuals and businesses in and around Upstate South Carolina for various personal and commercial purposes. The Bank has a diversified loan portfolio and the borrowers' ability to repay their loans is not dependent upon any specific economic sector. The Bank has concentrations of credit in services, construction, manufacturing and health care industries, which by category comprise over 25 percent of Tier 1 Capital adjusted for allowance for loan losses.

   Investment securities
     The Company accounts for investment securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The statement requires investments in equity and debt securities to be classified into three categories:

     1. Available for sale securities: These are securities that are not classified as either held to maturity or as trading securities. These securities are reported at fair market value. Unrealized gains and losses are reported, net of income taxes, as separate components of shareholders' equity (accumulated other comprehensive income).

     2. Held to maturity securities: These are investment securities that the Company has the ability and intent to hold until maturity. These securities are stated at cost, adjusted for amortization of premiums and the accretion of discounts. The Company has no held to maturity securities.



                                                                     (Continued)

     3. Trading securities: These are securities that are bought and held principally for the purpose of selling in the near future. Trading securities are reported at fair market value, and related unrealized gains and losses are recognized in the income statement. The Company has no trading securities.

     The Bank, as a member institution, is required to own stock in the Federal Reserve Bank. The stock is generally pledged against any borrowings from this institution. No ready market exists for the stock and it has no quoted market value. However, redemption of this stock has historically been at par value.

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

                                                                     (Continued)

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

   Organizational costs
     In accordance  with Statement of Position 98-5,  "Reporting on the Costs of
     Start-up   Activities,"  the  Company  expensed  all   organizational   and
     pre-opening costs as incurred.

   Income taxes
     The financial statements have been prepared on the accrual basis. When income and expenses are recognized in different periods for financial reporting purposes versus for purposes of computing income taxes currently payable, deferred taxes are provided on such temporary differences. The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Under SFAS No. 109, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the consolidated financial statements or tax return. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled.

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



                                                                     (Continued)

      The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

          Cash and due from banks - The carrying amounts of cash and due from banks (cash on hand and due from banks) approximate their fair value.

          Federal funds sold - The carrying amounts of federal funds sold approximate their fair value.

          Investment securities - Fair values for federal agency investment securities are based on quoted market prices. The carrying amounts of Federal Reserve Bank stock approximates its fair value.

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

   Recently issued accounting standards
      SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of SFAS No. 125," was issued in September 2000. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures but will carry over most of SFAS No. 125's provisions without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures related to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of the provisions of SFAS No. 140 in 2001 did not have any effect on the Company.

      In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. As required, the Company adopted the provisions of SFAS No. 141 immediately and adopted SFAS No. 142 effective January 1, 2002. The adoption of the provisions of SFAS No. 141 in 2001 did not have any effect on the Company. The adoption of SFAS No. 142 is not expected to have any effect on the Company.


                                                                     (Continued)

      In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This SFAS supercedes prior pronouncements associated with impairment or disposal of long-lived assets. The SFAS establishes methodologies for assessing impairment of long-lived assets, including assets to be disposed of by sale or by other means. This statement is effective for all fiscal years beginning after December 15, 2001. This SFAS is not expected to have any impact on the Company's financial position.

      On July 2, 2001, The Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 102 "Selected Loan Loss Allowance Methodology and Documentation Issues". SAB No. 102 expresses the SEC's views on the development, documentation and application of a systematic methodology for determining the allowance for loan and lease losses in accordance with accounting principles generally accepted in the United States of America. A concurrent statement was also issued by the Federal Financial Institutions Examination Council ("FFIEC"). The Company believes that it is currently in compliance with the requirements of SAB No. 102.

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


NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

           The Bank is required to maintain average reserve balances, computed by applying prescribed percentages to its various types of deposits, either at the bank or on deposit with the Federal Reserve Bank. At December 31, 2001 and 2000 these required reserves were met by vault cash.


NOTE 3 - FEDERAL FUNDS SOLD

           When the Bank's cash reserves (Note 2) are in excess of the required amount, it may lend excess to other banks on a daily basis. As of December 31, 2001 and 2000 federal funds sold amounted to $970,000 and $3,330,000, respectively.

NOTE 4 - INVESTMENT SECURITIES

           The amortized cost and fair value of investment securities available for sale are as follows:

                                                                                            December 31, 2001
                                                                                            -----------------
                                                                                            Gross unrealized
                                                                 Amortized                  ----------------                 Fair
                                                                   cost                Gains               Losses           value
                                                                   ----                -----               ------           -----

Federal agencies .......................................        $12,681,602        $   131,079        $     5,348        $12,807,333
Federal Reserve Bank stock - restricted ................            180,000                  -                  -            180,000
                                                                -----------        -----------        -----------        -----------
           Total investment securities .................        $12,861,602        $   131,079        $     5,348        $12,987,333
                                                                ===========        ===========        ===========        ===========

                                                                                            December 31, 2000
                                                                                            -----------------

Federal agencies .......................................        $ 9,807,254        $    33,801    $             -        $ 9,841,055
Federal Reserve Bank stock - restricted ................            180,000                  -                  -            180,000
                                                                -----------        -----------        -----------        -----------
           Total investment securities .................        $ 9,987,254        $    33,801    $             -        $10,021,055
                                                                ===========        ===========        ===========        ===========



           The Bank, as a member institution, is required to own stock in the Federal Reserve Bank. No ready market exists for the stock and it has no quoted market value. However, redemption of the stock has historically been at par value.

           The amortized cost and fair value of securities at December 31, 2001 by contractual maturity, are shown in the following chart. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                           December 31, 2001
                                                           -----------------
                                                       Amortized           Fair
                                                          Cost             Value
                                                          ----             -----

Within one year ................................     $ 2,697,806     $ 2,747,941
Due after one through five years ...............       8,990,320       9,069,717
Due in over ten years ..........................         993,476         989,675
Federal Reserve Bank stock (no maturity) .......         180,000         180,000
                                                     -----------     -----------

    Total investment securities ................     $12,861,602     $12,987,333
                                                     ===========     ===========

           At  December   31,  2001  and  2000,   $1,338,222   and   $1,361,536,
respectively, of securities were pledged to collateralize public deposits.

NOTE 5 - LOANS

           The composition of net loans by major loan category is presented below:


                                                              December 31,
                                                              ------------
                                                          2001           2000
                                                          ----           ----

Commercial .....................................     $11,922,442     $ 6,808,319
Real estate - construction .....................       1,697,155       1,929,782
Real estate - mortgage .........................      14,654,300       7,337,868
Consumer .......................................       3,198,970       2,361,801
                                                     -----------     -----------

Loans, gross ...................................      31,472,867      18,437,770

Less allowance for possible loan losses ........         384,320         207,000

                                                     -----------     -----------
Loans, net .....................................     $31,088,547     $18,230,770
                                                     ===========     ===========


           At December 31, 2001 and 2000 there were no nonaccruing or impaired loans. During the periods ended December 31, 2001, 2000 and 1999, there were $3,180, $0 and $0 loans charged off and no recoveries.


NOTE 6 - PROPERTY AND EQUIPMENT
           Components of property and equipment included in the balance sheet are as follows:

                                                             December 31,
                                                             ------------
                                                         2001            2000
                                                         ----            ----
Land and improvements ........................       $1,033,527       $  570,981
Bank premises ................................        1,338,323                -
Furniture and equipment ......................          549,452          298,367
Vehicles .....................................           50,129           25,265
Construction in progress .....................           32,310        1,482,588
                                                     ----------       ----------
                                                      3,003,741        2,377,201
Accumulated depreciation .....................          242,480           91,446
                                                     ----------       ----------

    Total property and equipment .............       $2,761,261       $2,285,755
                                                     ==========       ==========

         Construction   in   progress  at  December   31,  2001   consisted   of
architectural drawings for another branch location in Berea, South Carolina. The Company constructed a main office that was completed in January, 2001.

         Depreciation expense for the periods ended December 31, 2001, 2000 and 1999 amounted to $151,035, $71,150 and $20,296 respectively. Depreciation is charged to operations over the estimated useful lives of the assets. The estimated useful lives and methods of depreciation for the principal items follow:

        Type of Asset                                 Life in Years                         Depreciation Method
--------------------------------            -------------------------------------          ---------------------------
      Software                                              3                                   Straight-line
      Furniture and equipment                               5 to 7                              Straight-line
      Improvements                                          5 to 40                             Straight-line
      Vehicles                                              5                                   Straight-line

NOTE 7 - DEPOSITS

           The following is a detail of the deposit accounts as of:

                                                           December 31,
                                                           ------------
                                                     2001                2000
                                                     ----                ----

Noninterest bearing ........................       $ 6,058,740       $ 3,666,474
Interest bearing:
     NOW accounts ..........................         6,811,894         5,835,386
     Money market accounts .................         7,943,109         3,017,532
     Savings ...............................         1,000,191           651,830
     Time, less than $100,000 ..............        10,861,969         6,809,775
     Time, $100,000 and over ...............         7,233,781         4,809,864
                                                   -----------       -----------

     Total deposits ........................       $39,909,684       $24,790,861
                                                   ===========       ===========

           Interest expense on time deposits greater than $100,000 was $366,797 in 2001, $179,667 in 2000 and $19,983 in 1999.

           At December 31, 2001 the scheduled maturities of certificates of deposit are as follows:

         2002                                                        $16,930,796
         2003                                                            482,005
         2004                                                             20,001
         2005                                                            270,582
         2006                                                            392,366
                                                                     -----------
                                                                     $18,095,750
                                                                     ===========

NOTE 8 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS


         Securities sold under repurchase agreements consist of the following:

                                                            December 31,
                                                            ------------
                                                     2001                 2000
                                                     ----                 ----
Sweep accounts .........................          $2,292,960          $1,779,254
Repurchase agreements ..................           1,000,000           1,000,000
                                                  ----------          ----------
                                                  $3,292,960          $2,779,254
                                                  ==========          ==========


         U. S. Government securities with an amortized cost of $4,737,928 and $2,879,950 (fair value of $5,317,303 and $2,891,787) are used as collateral for the sweep accounts and repurchase agreements, at December 31, 2001 and 2000, respectively.

         The Bank enters into sales of securities under agreements to repurchase. These obligations to repurchase securities sold are reflected as liabilities in the balance sheets. The dollar amount of securities underlying the agreements are book entry securities maintained by a safekeeping agent. The weighted-average interest rate for sweep accounts was 3.4 and 4.5 percent at December 31, 2001 and 2000 and 5.75 and 6.43 percent at December 31, 2001 and 2000 for repurchase agreements. The maximum amount outstanding at any month-end was $4,042,293 in 2001 and $2,868,892 in 2000 for sweep accounts and $1,000,000 in 2001 and 2000 for repurchase agreements.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

           The Bank may become party to litigation and claims arising in the normal course of business. As of December 31, 2001, there is no litigation pending.

           Subsequent to year end, the Bank entered into commitments totaling $846,000 for the construction of a branch location.

           The Company has three years remaining on its contract with a data processing service. Monthly costs are approximately $7,500.

           The Company purchased and is the beneficiary of life insurance for its chief financial officer.

           Refer to Note 13 concerning financial instruments with off balance sheet risk.

NOTE 10 - UNUSED LINES OF CREDIT

            At December 31, 2001, the Bank had an unused line of credit to purchase federal funds totaling $1,500,000 from an unrelated bank. This line of credit is available on a one to fourteen-day basis for general corporate purposes of the Bank. The lender has reserved the right to withdraw the line at its option.


NOTE 11 - INCOME TAXES

           The provision for income taxes is reconciled to the amount of income tax computed at the federal statutory rate on income before income taxes as follows:

                                                                             For the periods ended December 31,
                                                                             ----------------------------------
                                                                  2001                      2000                      1999
                                                      -----------------------    ----------------------     ------------------------

Tax expense (benefit) at statutory rate ...........   $ (49,089)          34%    $  40,145           34%    $(165,456)          34%
Increase (decrease) in taxes resulting from:
     Valuation allowance adjustment ...............      42,304          (29)       (6,488)          (5)       78,663          (16)
                                                      ---------      -------     ---------      -------     ---------    ---------
Income tax provision (benefit) ....................      (6,785)           5%    $  33,657           29%    $ (86,793)          18%
                                                      =========      =======     =========      =======     =========    =========

           The income tax effect of cumulative temporary differences at December 31, are as follows:

                                                                                                       2001                2000
                                                                                                       ----                ----
Deferred tax asset (liability):

        Allowance for loan losses ....................................................             $ 147,250              $  70,380
        Unrealized net gains on securities available for sale ........................               (42,748)               (11,493)
        Depreciation .................................................................               (57,283)               (62,772)
        Net operating loss carryforward ..............................................                91,685                 91,983
                                                                                                   ---------              ---------

               Net deferred tax assets ...............................................               138,904                 88,098
               Less valuation allowance ..............................................               121,732                 46,456
                                                                                                   ---------              ---------

               Deferred tax assets ...................................................             $  17,172              $  41,642
                                                                                                   =========              =========

         The   deferred   tax  assets  are  included  in  other  assets  in  the
consolidated balance sheets.

                                                                     (Continued)

The following summary of the provision for income taxes includes tax deferrals which arise from temporary differences in the recognition of certain items of revenue and expense for tax and financial reporting purposes:

                                                                                               For the periods ended
                                                                                                    December 31,
                                                                                                    ------------
                                                                                   2001                 2000                1999
                                                                                   ----                 ----                ----

Income taxes currently payable ....................................             $      -              $      -             $      -

Deferred income tax provision (benefit) ...........................               (6,785)               33,657              (86,793)
                                                                                --------              --------             --------

        Income tax provision (benefit) ............................             $ (6,785)             $ 33,657             $(86,793)
                                                                                ========              ========             ========


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

         A  summary  of  loan  transactions  with  directors,   including  their
affiliates, and executive officers are as follows:

                                                                                           For the periods ended
                                                                                                December 31,
                                                                                                ------------
                                                                           2001                     2000                     1999
                                                                           ----                     ----                     ----
Balance, beginning of period ............................               $1,540,130               $1,838,334               $        -
New loans ...............................................                1,115,409                  782,900                1,857,067
Less loan payments ......................................                  758,850                1,081,104                   18,733
                                                                        ----------               ----------               ----------
Balance, end of period ..................................               $1,896,689               $1,540,130               $1,838,334
                                                                        ==========               ==========               ==========

         Deposits by directors and their related interests, at December 31, 2001 and 2000 approximated $2,480,101 and $4,348,000, respectively.

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

                                                                     (Continued)

           Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2001 and 2000, unfunded commitments to extend credit were $6,469,735 and $2,562,111, respectively, and outstanding letters of credit were $495,519 and $94,225, respectively. At December 31, 2001, the unfunded commitments consisted of $5,184,413 at variable rates and $1,285,322 at fixed rates with $4,071,965 expiring within one year. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.


NOTE 14 - EMPLOYEE BENEFIT PLAN

         On September 27, 1999, the Company adopted a Simple IRA Plan for the benefit of all eligible employees. The Bank contributes up to three percent of the employee's compensation. Employer contributions made to the Plan in 2001, 2000 and 1999 amounted to $21,023, $13,739, and $7,230, respectively.


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

                                                                                             For the periods ended
                                                                                                  December 31,
                                                                                                  ------------
                                                                                  2001               2000                    1999
                                                                                  ----               ----                    ----
Net income (loss)
As reported .....................................................          $   (137,593)         $     84,417          $   (399,843)
Pro forma .......................................................              (154,793)               67,217              (417,043)
Basic net income (loss) per common share
As reported .....................................................                  (.17)                  .11                  (.50)
Pro forma .......................................................                  (.19)                  .08                  (.52)
Diluted net income (loss) per common share
As reported .....................................................                  (.17)                  .10                  (.50)
Pro forma .......................................................                  (.19)                  .08                  (.52)

         The fair value of the option grant is estimated on the date of grant using the Black-Scholes option pricing model. The risk free interest rate used was 5.89 percent, the expected option life was 3 years and the assumed dividend rate was zero.




                                                                     (Continued)

         A summary of the plan is presented below:


                                                                             For the periods ended December 31,
                                                                             ----------------------------------
                                                               2001                       2000                         1999
                                                               ----                       ----                         ----
                                                                    Weighted                    Weighted                   Weighted
                                                                     average                     average                    average
                                                        Shares      exercise      Shares        exercise       Shares      exercise
                                                                      price                       price                      price
                                                        ------        -----       ------          -----        ------        -----

Outstanding at beginning of period .............        40,000       $   10.00     40,000       $   10.00          -        $      -
Granted ........................................             -            -             -            -        40,000           10.00
Exercised ......................................             -            -             -            -             -               -
Forfeited or expired ...........................             -            -             -            -             -               -
                                                        ------                     ------                     ------

Outstanding at end of period ...................        40,000           10.00     40,000           10.00     40,000           10.00
                                                        ======                     ======                     ======

Options exercisable at end of period ...........        26,667           10.00     13,333           10.00          -               -
Shares available for grant .....................          None                       None                       None


NOTE 16 - DIVIDENDS

           There are no current plans to initiate payment of cash dividends and future dividend policy will depend on the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Company's Board of Directors. Federal banking regulations restrict the amount of dividends that the Bank can pay to the Company. At December 31, 2001 the Bank has no retained earnings from which to pay dividends.


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

           Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2001, that the Bank meets all capital adequacy requirements to which it is subject.



                                                                     (Continued)

           As of December 31, 2001, the most recent notification of the banking regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category. The Bank's actual capital amounts and ratios and minimum regulatory amounts and ratios are presented as follows:


                                                                                                        To be well capitalized
                                                                           For capital                 under prompt corrective
                                                                        adequacy purposes                 action provisions
                                                                   -----------------------------   ---------------------------------
                                                 Actual                      Minimum                           Minimum
                                         -----------------------   -----------------------------   ---------------------------------
                                          Amount         Ratio         Amount           Ratio           Amount             Ratio
                                         ----------    ---------   -------------    ------------   ---------------    --------------
                                                                      (amounts in thousands)
As of December 31, 2001
   Total Capital (to risk weighted
        assets) ......................   $   5,975      17.2%      $     2,782             8.0%    $         3,479            10.0%
   Tier 1 Capital (to risk weighted
        assets) ......................       5,590      16.1             1,391             4.0               2,087             6.0
   Tier 1 Capital (to average ........       5,590      11.1             2,018             4.0               2,522             5.0
   assets)

As of December 31, 2000
   Total Capital (to risk weighted
        assets) ......................   $   5,974      27.1%      $     1,760             8.0%    $         2,200            10.0%
   Tier 1 Capital (to risk weighted
        assets) ......................       5,767      26.2               880             4.0               1,320             6.0
   Tier 1 Capital (to average ........       5,767      16.9             1,367             4.0               1,709             5.0
   assets)


NOTE 18 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

           The estimated fair values of the Company's financial instruments were as follows:

                                                                                  December 31,
                                                       --------------------------------------------------------------------
                                                                    2001                               2000
                                                       ----------------------------------  --------------------------------
                                                          Carrying            Fair           Carrying           Fair
                                                           Amount             Value           Amount            Value
                                                       ------------------  --------------  ----------------  --------------
FINANCIAL ASSETS
     Cash and due from banks .......................  $      2,649,950    $   2,649,950   $     1,109,001   $   1,109,001
     Federal funds sold ............................           970,000          970,000         3,330,000       3,330,000
     Investment securities .........................        12,987,333       12,987,333        10,021,055      10,021,055
     Loans .........................................        31,472,867       31,516,556        18,437,770      16,587,347
FINANCIAL LIABILITIES
     Deposits ......................................        39,909,684       40,189,945        24,790,861      21,865,539
     Securities sold under repurchase agreements ...         3,292,960        3,292,960         2,779,254       2,779,254
OFF BALANCE SHEET INSTRUMENTS
     Commitments to extend credit ..................         6,469,735        6,469,735         2,562,111       2,562,111
     Standby letters of credit .....................           495,519          495,519            94,225          94,225

NOTE 19 - PARENT COMPANY INFORMATION

         Following is condensed financial information of Cornerstone Bancorp (parent company only):


                            CONDENSED BALANCE SHEETS

                                                              December 31,
                                                              ------------
                                                         2001             2000
                                                         ----             ----
ASSETS
     Cash and interest bearing deposits ........      $1,902,899      $1,800,523
     Certificate of deposit ....................               -         100,000
     Investment in subsidiary ..................       5,672,900       5,788,732
     Other assets ..............................          40,000           4,528
                                                      ----------      ----------

                                                      $7,615,799      $7,693,783
                                                      ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
     Accrued expenses ..........................      $      836      $    1,900
     Shareholders' equity ......................       7,614,963       7,691,883
                                                      ----------      ----------

                                                      $7,615,799      $7,693,783
                                                      ==========      ==========

                         CONDENSED STATEMENTS OF INCOME

                                                                                            For the year ended       For the period
                                                                                               December 31,         January 11, 1999
                                                                                               ------------          (inception) to
                                                                                           2001            2000    December 31, 1999
                                                                                           ----            ----    -----------------
INCOME
   Interest .....................................................................       $  71,725        $   2,096        $  34,613

EXPENSES
   Sundry .......................................................................          32,813           35,257           83,301
                                                                                        ---------        ---------        ---------
     Income (loss) before equity in undistributed net income (loss)
       of bank subsidiary .......................................................          38,912          (33,161)         (48,688)
EQUITY IN UNDISTRIBUTED NET INCOME (LOSS) OF
   SUBSIDIARY ...................................................................        (176,505)         117,578         (351,155)
                                                                                        ---------        ---------        ---------
      Net income (loss) .........................................................       $(137,593)       $  84,417        $(399,843)
                                                                                        =========        =========        =========



                                                                     (Continued)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                       For the year ended            For the period
                                                                                          December 31,             January 11, 1999
                                                                                          ------------              (inception) to
                                                                                     2001                 2000     December 31, 1999
                                                                                     ----                 ----     -----------------
OPERATING ACTIVITIES
    Net income (loss) .....................................................       $  (137,593)       $    84,417        $  (399,843)
       Adjustment to reconcile net income (loss) to net
       cash provided by (used for) operating activities ...................                 -
       Equity  in undistributed net (income) loss of subsidiary ...........           176,505           (117,578)           351,155
       Increase in other assets ...........................................           (35,472)            (4,528)                 -
       Increase (decrease) in accrued expenses ............................            (1,064)             1,900                  -
                                                                                  -----------        -----------        -----------

          Net cash provided by (used for) operating .......................             2,376            (35,789)           (48,688)
          activities
                                                                                  -----------        -----------        -----------

INVESTING ACTIVITIES
    Investment in bank subsidiary .........................................                 -                  -         (6,000,000)
    Purchase of certificate of deposit ....................................                 -           (100,000)                 -
    Proceeds from maturity of certificate of deposit ......................           100,000                  -                  -
                                                                                  -----------        -----------        -----------

          Net cash provided by(used for) investing activities .............           100,000           (100,000)        (6,000,000)
                                                                                  -----------        -----------        -----------
FINANCING ACTIVITIES
          Proceeds from sale of stock, net ................................                 -                  -          7,985,000
                                                                                  -----------        -----------        -----------

          Net increase (decrease) in cash .................................           102,376           (135,789)         1,936,312

CASH, BEGINNING OF PERIOD .................................................         1,800,523          1,936,312                  -
                                                                                  -----------        -----------        -----------

CASH, END OF PERIOD .......................................................       $ 1,902,899        $ 1,800,523        $ 1,936,312
                                                                                  ===========        ===========        ===========

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         Not Applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors

         The table shows, as to each director, his name, age, positions held with the Company and principal occupation for the past five years and the period during which he served as a director of the Company. Directors of the Company serve until the annual meeting of shareholders in 2002 or until their successors are elected and qualify.


NAME                           AGE                  PRINCIPAL OCCUPATION                    DIRECTOR SINCE
----                           ---                  --------------------                    --------------


J. Rodger Anthony              56    President and Chief Executive Officer of the                1999
                                     Company, since 1999; Chief Executive Officer,
                                     First National Bank of Pickens County, Easley, SC,
                                     1996 to 1998

Walter L. Brooks               74    President, G&B Enterprises, Liberty, SC (egg                1999
                                     production)

T. Edward Childress, III       56    Registered Pharmacist and Long-term care facility           1999
                                     owner

Nicholas S. Clark              34    Vice President, Secretary, Treasurer and Chief
                                     Financial Officer of the Company, since 1999;               1999
                                     Chief Financial Officer, First National Bank of
                                     Pickens County, Easley, SC, 1997 to 1998

Ben L. Garvin                  57    President of Cornerstone National Bank, Since
                                     2001; Senior Vice President Central Carolina Bank,          2001
                                     1983 - 2001
                                                                                                 1999
J. Bruce Gaston                45    Certified Public Accountant
                                                                                                 1999
S. Ervin Hendricks, Jr.        59    President, Nu-Life Environmental, Inc., Easley, SC

Joe E. Hooper                  63    President, Pride Mechanical & Fabrication Company,          1999
                                     Inc.
                                                                                                 1999
Robert R. Spearman             62    Surveyor/Retired
                                                                                                 1999
John M. Warren, Jr., M.D.      51    Physician
                                                                                                 1999
George I. Wike, Jr.            57    Investor

         None the principal executive officers nor directors are related by blood, marriage or adoption in the degree of first cousin or closer.

Executive Officers

         The names and positions with the Company of each executive officer of the Company are as follows:

J. Rodger Anthony              President and Chief Executive Officer

Nicholas S. Clark              Chief Financial Officer

         The age and business experience of Messrs. Anthony and Clark are set forth above under "-Directors." Neither the principal executive officers nor any directors are related by blood, marriage or adoption in the degree of first cousin or closer.

Item 10. Executive Compensation.

         The following table sets forth the remuneration paid during the year ended December 31, 2001 to the Chief Executive Officer and President. No other principal officer of the Company or the Bank was paid remuneration in excess of $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                                   Number of
                                                                                   Securities
                                                   Annual Compensation(1)          Underlying
                                                   ----------------------           Options          All Other
Name and Principal Position                  Year        Salary          Bonus      Awarded       Compensation(2)
                                             ----        ------          -----      -------       ---------------

J. Rodger Anthony                            2001      $115,000           $3,779             0         $3,563
Chief Executive Officer                      2000      $105,000                0             0         $3,150
                                             1999      $100,000                0         4,000         $2,520

Ben L. Garvin                                2001      $100,000                0             0         $2,319
President

---------------------
(1) Perquisites and personal benefits did not exceed the lesser of $50,000 or 10% of salary plus bonus payments.
(2) Contributions by the Bank to the Bank's Simple IRA Plan on behalf of Mr. Anthony and Mr. Garvin.

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

          OPTION EXERCISES AND YEAR END OPTIONS OUTSTANDING AND VALUES

         The following table presents information about options held by the persons named in the Summary Compensation Table at December 31, 2001. No options were granted to or exercised by Mr. Anthony or Mr. Garvin during the year ended December 31, 2001.

                                                          Number of Securities                Value of Unexercised
                                                         Underlying Unexercised                   In-the-Money
                                                            Options 12/31/01                   Options 12/31/01(1)
                        Shares Acquired     Value           ----------------                   -------------------
Name                      on Exercise     Realized     Exercisable    Unexercisable      Exercisable       Unexercisable
                          -----------     --------     -----------    -------------      -----------       -------------

J. Rodger Anthony              0              0           2,667           1,333            $6,668              $3,332
Ben L. Garvin                  0              0             0               0                 0                  0

---------------
(1) Based on exercise prices of $10.00 per share and assuming that the fair market value of the Company's common stock on December 31, 2001 was $12.50 per share.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

       The number of shares owned and the percentage of outstanding common stock such number represents at March 1, 2002, for all directors and executive officers of the Company and for all persons who are currently beneficial owners of 5% or more of the Company's common stock is set forth below.

Name (and Address of 5% Owners)                       Number of Shares                   % of Outstanding
                                                    Beneficially Owned(3)                  Common Stock
-------------------------------------------    --------------------------------   -------------------------------
J. Rodger Anthony                                       32,667                                3.95
Walter L. Brooks (1)                                     8,067                                0.98
T. Edward Childress, III                                77,667                                9.40
    101 McAlister Lake Drive
    Easley, South Carolina 29642
Nicholas S. Clark                                       13,167                                1.59
Ben L. Garvin                                           15,640                                1.96
J. Bruce Gaston                                         17,667                                2.14
S. Ervin Hendricks, Jr.                                 31,167                                3.77
Joe E. Hooper                                           37,667                                4.56
Robert R. Spearman                                       5,667                                0.69
John M. Warren, Jr., M.D. (2)                           13,167                                1.59
George I. Wike, Jr.                                     77,667                                9.40
    28 Mandarin Circle
    Taylors, SC
All directors and executive                            _______                               _____
officers as a group (11 persons)                       314,570                               38.05

--------------------
(1) Includes 5,000 shares owned by a partnership in which Mr. Brooks is a partner.
(2) Includes 500 shares owned by a trust of which Dr. Warren is trustee as to which Dr. Warren disclaims beneficial ownership.
(3) Includes for each director except Mr. Garvin 2,667 vested stock options that are currently exercisable.

Except as otherwise indicated, to the knowledge of management, all shares are owned directly with sole voting power.

Item 12. Certain Relationships and Related Transactions.

         Extensions of Credit. The Company, in the ordinary course of its business, makes loans to and has other transactions with directors, officers, principal shareholders, and their associates. Loans are made on substantially the same terms, including rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectibility or present other unfavorable features. The Company expects to continue to enter into transactions in the ordinary course of business on similar terms with directors, officers, principal stockholders, and their associates. The aggregate dollar amount of such loans outstanding at December 31, 2001 was $1.9 million. During 2001, $1.1 million of new loans were made and repayments totaled $759 thousand.

         Organizers Options. See the discussion in Item 10 under the caption "ORGANIZERS' OPTIONS."

         Real Estate. During 1999, the Company purchased the land for its main office from one of its directors, Mr. Hendicks, at a cost of $450,000, which was less than the appraised value. For a portion of 1999, the Company also leased temporary office space from Mr. Hendricks. Total rental payments were $4,500.

Item 13. Exhibits and Reports on Form 8-K.

(a)      Description of Exhibits.

Exhibit No.                Description

3.1                       Articles of Incorporation of Registrant (1)
3.2                       Bylaws of Registrant (1)
10.1                      Form of Option Agreements (2)
21                        Subsidiaries of Registrant (2)

     (1) Incorporated by reference to Registration Statement on Form SB-2 (No. 333-79543).
     (2) Incorporated by reference to Annual Report on Form 10-KSB for the year ended December 31, 1999.

(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the fourth quarter of 2001.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Cornerstone Bancorp


March 25, 2002                 By:  s/J. Rodger Anthony
                                  ----------------------------------------------
                                     J. Rodger Anthony
                                     President and Chief Executive Officer

                               By:  s/Nicholas S. Clark
                                  ----------------------------------------------
                                     Nicholas S. Clark
                                     Chief Financial Officer
                                     (Principal Financial and Principal
                                      Accounting Officer)

         In accordance with the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                Title                                              Date
---------                                -----                                              ----

s/J.  Rodger Anthony
__________________________               President, Chief Executive Officer, Director       March 25, 2002
J.  Rodger Anthony

s/Walter L. Brooks
__________________________               Director                                           March 25, 2002
Walter L. Brooks

s/T. Edward Childress, III
__________________________               Director                                           March 25, 2002
T. Edward Childress, III

s/Nicholas S. Clark
__________________________               Chief  Financial  Officer,  Principal  Accounting  March 25, 2002
Nicholas S. Clark                        Officer, Director

s/Ben L. Garvin
__________________________               Director                                           March 25, 2002
Ben L. Garvin

s/J. Bruce Gaston
__________________________               Director                                           March 25, 2002
J. Bruce Gaston

s/S. Ervin Hendricks, Jr.
__________________________               Director                                           March 25, 2002
S. Ervin Hendricks, Jr.

s/Joe E. Hooper
__________________________               Director                                           March 25, 2002
Joe E. Hooper

s/Robert R. Spearman
__________________________               Director                                           March 25, 2002
Robert R. Spearman

s/John M. Warren, Jr., M.D.
__________________________               Director                                           March 25, 2002
John M. Warren, Jr., M.D.

s/George I. Wike, Jr.
__________________________               Director                                           March 25, 2002
George I. Wike, Jr.

      SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT
          TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

         The Registrant will furnish an annual report and proxy material to its security holders after the filing of this report and furnish copies to the Commission when they are sent to security holders.


                                  EXHIBIT INDEX

Exhibit No.             Description                                         Page

3.1                  Articles of Incorporation of Registrant (1)
3.2                  Bylaws of Registrant (1)
10.1                 Form of Option Agreements (2)
21                   Subsidiaries of Registrant (2)
-------------
     (1) Incorporated by reference to Registration Statement on Form SB-2 (No. 333-79543).
     (2) Incorporated by reference to Annual Report on Form 10-KSB for the year ended December 31, 1999.