Form 10QSB
period 2002-03-31
CORNERSTONE BANCORP/SC
filed 2002-05-14
CIK 1087455

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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


Common Stock - No Par Value
880,000 Shares Outstanding on May 8, 2002


Transitional Small Business Issuer Disclosure Format: [ ]  Yes  [X]  No

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                       CORNERSTONE BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                                  March 31,             December 31,
                                                                                                     2002                   2001
                                                                                                 (Unaudited)             (Audited)
                                                                                                 -----------             ---------

      ASSETS
Cash and due from banks ............................................................           $  1,510,247            $  2,649,950
Federal funds sold .................................................................              7,497,000                 970,000
Investment securities ..............................................................              9,569,814              12,987,333
Loans ..............................................................................             35,289,513              31,472,867
   Less allowance for loan losses ..................................................               (419,320)               (384,320)
                                                                                               ------------            ------------
                                                                                                 34,870,193              31,088,547
Premises and equipment .............................................................              2,918,663               2,761,261
Accrued interest receivable ........................................................                341,060                 385,999
Deferred income taxes ..............................................................                 38,911                  17,172
Other assets .......................................................................                 88,844                  89,800
                                                                                               ------------            ------------
       Total assets ................................................................           $ 56,834,732            $ 50,950,062
                                                                                               ============            ============

       LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
   Deposits
     Noninterest bearing ...........................................................           $  7,474,472            $  6,058,740
     Interest bearing ..............................................................             37,691,338              33,850,944
                                                                                               ------------            ------------
      Total deposits ...............................................................             45,165,810              39,909,684
   Securities sold under agreements to repurchase ..................................              3,901,247               3,292,960
   Other liabilities ...............................................................                141,999                 132,455
                                                                                               ------------            ------------
      Total liabilities ............................................................             49,209,056              43,335,099
SHAREHOLDERS' EQUITY
   Common stock, no par value, 20,000,000 shares authorized,
     800,000 shares issued and outstanding in 2001
     and 880,000 shares issued and outstanding in 2002 .............................              7,985,000               7,985,000
   Retained deficit ................................................................               (400,107)               (453,019)
   Accumulated other comprehensive gain/(loss) .....................................                 40,783                  82,982
                                                                                               ------------            ------------
     Total shareholders' equity ....................................................              7,625,676               7,614,963
                                                                                               ------------            ------------
     Total liabilities and shareholders' equity ....................................           $ 56,834,732            $ 50,950,062
                                                                                               ============            ============


           See notes to consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                                                                        For the three months
                                                                                                           ended March 31,
                                                                                                     2002                   2001
                                                                                                     ----                   ----
INTEREST AND DIVIDEND INCOME
     Interest and fees on loans ....................................................              $ 607,507               $ 441,122
     Investment securities
     Interest - U.S. Treasury and U.S.
      Government Agencies ..........................................................                131,843                 174,379
     Federal funds sold ............................................................                 14,239                  65,002
     Other Interest Income .........................................................                      0                   3,225
                                                                                                  ---------               ---------
         Total interest income .....................................................                753,589                 683,728
INTEREST EXPENSE
     Deposits
     Certificates of deposit of $100,000 or more ...................................                 93,108                  87,013
     Other .........................................................................                189,100                 206,476
                                                                                                  ---------               ---------
         Total deposits ............................................................                282,208                 293,489
     Federal funds purchased and repurchase agreements .............................                 22,998                  37,501
                                                                                                  ---------               ---------
         Total interest expense ....................................................                305,206                 330,990
                                                                                                  ---------               ---------
     Net interest income ...........................................................                448,383                 352,738
     Provision for loan losses .....................................................                 35,000                  55,000
                                                                                                  ---------               ---------
         Net interest income after provision
            for loan losses ........................................................                413,383                 297,738
                                                                                                  ---------               ---------
     Noninterest income
       Service charges on deposit accounts .........................................                 36,019                  18,625
       Mortgage Loan Origination Fees ..............................................                 72,668                       0
       Other .......................................................................                  7,730                   7,713
                                                                                                  ---------               ---------
         Total noninterest income ..................................................                116,417                  26,338
                                                                                                  ---------               ---------
     Noninterest expense
       Salaries and employee benefits ..............................................                263,232                 178,078
       Premises and equipment ......................................................                 29,319                  30,898
       Data processing .............................................................                 28,845                  24,321
       Depreciation ................................................................                 38,929                  36,178
       Other .......................................................................                103,412                 101,206
                                                                                                  ---------               ---------
         Total noninterest expense .................................................                463,737                 370,681
                                                                                                  ---------               ---------
         Net income (loss) before taxes ............................................                 66,063                 (46,605)
BENEFIT/(PROVISION) FOR INCOME TAXES ...............................................                (13,151)                      0
                                                                                                  ---------               ---------
         Net income (loss) after taxes .............................................                 52,912                 (46,605)
                                                                                                  ---------               ---------
BASIC EARNINGS PER COMMON SHARE
     Weighted average shares outstanding ...........................................                880,000                 880,000
     Net income (loss) per common share ............................................              $     .06               $    (.05)
DILUTED EARNINGS PER COMMON SHARE
     Weighted average shares outstanding ...........................................                888,000                 880,000
     Net income (loss) per common share ............................................              $     .06               $    (.05)




       See notes to consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
               For the three months ended March 31, 2002 and 2001
                                   (Unaudited)


                                                                                                         Accumulated
                                                                      Common stock                          other          Total
                                                                   -----------------       Retained     comprehensive  shareholders'
                                                                   Shares      Amount      deficit        gain/(loss)     equity
                                                                   ------      ------      -------        -----------     ------

BALANCE DECEMBER 31, 2000 .................................       800,000    $ 7,985,000    $  (315,426)   $    22,309  $ 7,691,883

   Net income/(net loss) ..................................             -                       (46,605)                   (46,605)

   Other comprehensive income/(loss), net of taxes
     Change in unrealized gain/(loss)
           on investment securities .......................             -                                       49,797       49,797
                                                                                                                        -----------

   Comprehensive income/(loss)
                                                              -----------    -----------    -----------    -----------  -----------

BALANCE, MARCH 31, 2001 ...................................       800,000    $ 7,985,000    $  (362,031)   $    72,106  $ 7,695,075
                                                              ===========    ===========    ===========    ===========  ===========


BALANCE, DECEMBER 31, 2001 ................................       800,000    $ 7,985,000       (453,019)        82,982  $ 7,614,963

   Net income/(net loss) ..................................             -                         52,912                     52,912

   Other comprehensive income/(loss), net of taxes
     Change in unrealized gain/(loss)
           on investment securities .......................                                                    (42,199)     (42,199)
                                                                                                                        -----------

   Comprehensive income/(loss)
                                                              -----------    -----------    -----------    -----------  -----------

BALANCE, MARCH 31, 2002 ...................................       800,000    $ 7,985,000    $  (400,107)   $    40,783  $ 7,625,676
                                                              ===========    ===========    ===========    ===========  ===========



           See notes to consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                                                          For the three months
                                                                                                             ended March 31,
                                                                                                       2002                    2001
                                                                                                       ----                    ----
OPERATING ACTIVITIES
     Net income ..........................................................................         $    52,912          $   (46,605)
     Adjustments to reconcile net income to net cash used for
        operating activities
        Depreciation and amortization ....................................................              38,929               36,178
        Deferred income taxes ............................................................             (21,739)                   0
        Provision for possible loan losses ...............................................              35,000               55,000
     Changes in operating assets and liabilities
        Decrease/(increase) in interest receivable .......................................              44,939               30,800
        Decrease/(increase) in other assets ..............................................                 956              (28,071)
        Increase/(decrease) in other liabilities .........................................               9,544               37,595
                                                                                                   -----------          -----------

           Net cash provided by operating activities .....................................             160,541               84,897
                                                                                                   -----------          -----------

INVESTING ACTIVITIES
     Net decrease/(increase) in federal funds sold .......................................          (6,527,000)          (6,549,000)
     Proceeds from maturities of available for sale securities ...........................           3,375,320            2,041,017
     Purchase of property and equipment ..................................................            (196,331)            (175,170)
     Net (increase)/decrease in loans to customers .......................................          (3,816,646)            (954,344)
                                                                                                   -----------          -----------

           Net cash used for investing activities ........................................          (7,164,657)          (5,637,497)
                                                                                                   -----------          -----------

FINANCING ACTIVITIES
     Net increase/(decrease) in demand, savings and time deposits ........................           5,256,126            5,290,640
     Net increase/(decrease) in federal funds purchased and securities
        sold under agreements to repurchase ..............................................             608,287              872,685

                                                                                                   -----------          -----------
           Net cash provided by financing activities .....................................           5,864,413            6,163,325
                                                                                                   -----------          -----------

           Net increase in cash and cash equivalents .....................................          (1,139,703)             610,725
                                                                                                   -----------          -----------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...........................................           2,649,950            1,109,001
                                                                                                   -----------          -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD .................................................         $ 1,510,247          $ 1,719,726
                                                                                                   ===========          ===========










         See notes to consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Summary of Significant Accounting Principles

         A summary of significant accounting policies is included in the 2001 Annual Report of Cornerstone Bancorp to the Shareholders, which also contains the Company's audited financial statements for 2001 and is incorporated in the Form 10-KSB for the year ended December 31, 2001.

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

         The results of operations for any interim period are not necessarily indicative of the results to be expected for an entire year. These interim financial statements should be read in conjunction with the annual financial statements and notes thereto contained in the 2001 Annual Report.

Stock Dividend

         On April 2, 2002, the Company's Board of Directors declared a 10% stock dividend payable on May 7, 2002 to all shareholders of record on April 20, 2002. The earnings per share calculations in this quarterly report reflect the stock dividend.

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


The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing in the Form 10-KSB for the year ended December 31, 2001 of Cornerstone Bancorp. It will concentrate on the operations ending March 31, 2002. The Company commenced operations with the opening of its subsidiary bank on September 15, 1999. Results of operations for the period ending March 31, 2002 are not necessarily indicative of the results to be attained for any other period. The following information may contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements.


RESULTS OF OPERATIONS

The Company's net income for the three months ended March 31, 2002 was $52,912 or $.06 per diluted share compared to a net loss of $46,605 or ($.05) per diluted share for the three months ended March 31, 2001. On April 2, 2002, the Company's Board of Directors declared a 10% stock dividend payable on May 7, 2002 to all shareholders of record on April 20, 2002. The earnings per share calculations in this quarterly report reflect the stock dividend. The amount of the Company's provision for loan losses for the three months ended March 31, 2002 was $35,000 compared to $55,000 for the three months ended March 31, 2001. Since opening the bank in September, 1999, management has sought to have an allowance for loan losses that was adequate to cover the level of loss that management believed to be inherent in the portfolio as a whole taking into account the relative size of the allowance and the size of the Company's largest loans.


Non-interest income for the three months ended March 31, 2002 was $116,417 compared to $26,338 for the three months ended March 31, 2001. The increases were primarily the result of the substantial growth in deposit accounts from 2001 to 2002 and the introduction of a residential mortgage loan department.


Non-interest expenses for the three months ended March 31, 2002 were $463,737. Of these totals $292,551 represents salaries and benefits, occupancy cost and furniture and equipment expenses. Total non-interest expenses amounted to $370,681 for the three months ended March 31, 2001. Of these totals $208,976 represents salaries and benefits, occupancy cost, and furniture and equipment expenses. Much of the increase in non-interest expenses is the result the of Bank's hiring a new president and several new staff members including a mortgage loan manager, a mortgage loan processor, and a consumer loan officer after the first quarter of 2001.


NET INTEREST INCOME

Net interest income is the difference between the interest earned on earning assets and the interest paid for funds acquired to support those assets. Net interest income, the principal source of the Company's earnings, was $448,383 for the three months ended March 31, 2002. This compared to $352,738 for the three months ended March 31, 2001.

Changes that affect net interest income are changes in the average rate earned on interest earning assets, changes in the average rate paid on interest bearing liabilities, and changes in the volume of interest earning assets and interest bearing liabilities.

Average earning assets for the three months ended March 31, 2002 increased to $48,234,113 or 44.95 percent from the $33,276,822 reported for three months ended March 31, 2001. The increase was mainly attributable to an increase in investments and loans supported by a $14,330,421 increase in average interest bearing liabilities, which resulted from aggressive marketing and significant contributions from newly hired staff.

For the three months ended March 31, 2002 the average yield on earning assets amounted to 6.25 percent while the average cost of interest-bearing liabilities was 2.96 percent. For the three months ended March 31, 2001 the average yield on earning assets was 8.22 percent and the average cost of interest-bearing liabilities was 4.91 percent. The decrease in the yield on earning assets is attributable to an overall lower interest rate environment resulting from numerous rate cuts by the Federal Reserve. The net interest margin is computed by subtracting interest expense from interest income and dividing the difference by average interest-earning assets. The net interest margin for the three months ended March 31, 2002 was 3.72 percent compared to 4.24 percent for the three months ended March 31, 2001. The decrease in the net-interest margin is attributable to a decline in both the rates earned on earning assets and the rates paid on interest-bearing liabilities. The decrease in the net-interest margin can be attributed to interest earning assets re-pricing more rapidly than interest-bearing liabilities. The cost of total liabilities was 2.53 percent for the three months ended March 31, 2002 compared to 3.98 percent for the three months ended March 31, 2001.


BALANCE SHEET REVIEW

Total consolidated assets increased $ 5,884,670 from $50,950,062 at December 31, 2001 to $56,834,732 at March 31, 2002. This increase in assets was primarily funded by growth of $5,255,654 in deposits, which totaled $45,165,338 at March 31, 2002 and federal funds purchased and a repurchase agreement, which totaled $3,901,247 at March 31, 2002. Net loans grew $3,781,646 from $31,088,547 at
December 31, 2001 to $34,870,193 at March 31, 2002. Investment securities decreased $3,417,519 from $12,987,333 at December 31, 2001 to $9,569,814 at
March 31, 2002. $3,345,000 of securities were called or matured during the first quarter.

Management seeks to maintain sufficient cash and other forms of liquidity to meet both anticipated and unanticipated cash outflows and a balance sheet mix that effectively utilizes the Company's earning assets. Cash and due from banks amounted to $1,510,247 and $2,649,950 at March 31, 2002 and December 31, 2001,
respectively. Federal funds sold increased by $6,527,000 from $970,000 at December 31, 2001 to $7,497,000 at March 31, 2002.



LIQUIDITY

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of liabilities. The Company manages both assets and liabilities to achieve appropriate levels of liquidity. Cash and short-term investments are the Company's primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. The investment portfolio is the Company's principal source of secondary asset liquidity. However, the availability of this source of funds is influenced by market conditions. Individual and commercial deposits and borrowings are the Company's primary source of funds for lending activities. The Company also has a $1,500,000 line of credit with The Banker's Bank and a $550,000 line of credit with Compass Bank. Management believes that the Company's liquidity sources are adequate to meet its operating needs.


LOANS

Commercial financial and agricultural loans made up 36.29 percent of the total loan portfolio as of March 31, 2002, totaling $12,808,034. Loans secured by real estate for construction and land development totaled $2,313,102 or 6.55 percent of the total loan portfolio while all other loans secured by real estate totaled $17,171,177 or 48.65 percent of the total loan portfolio as of March 31, 2002. Installment loans and other consumer loans to individuals comprised $3,000,183 or 8.51 percent of the total loan portfolio. The allowance for loan losses was
1.19 percent of loans as of March 31, 2002 compared to 1.34 percent as of March 31, 2001. In management's opinion, the allowance for loan losses is adequate. At March 31, 2002, the Company had no loans that were 90 days or more past due or non-accruing. Total unfunded loan commitments amounted to $7,433,635 as of March 31, 2002.


CAPITAL RESOURCES

The capital base for the Company increased by $10,713 for the first three months of 2002, due to net income, which was partially off-set by a decline in the unrealized gain on investment securities. The Company's equity to asset ratio was 13.42 percent as of March 31, 2002 compared to 18.50 percent as of March 31, 2001. For the three months ended March 31, 2002, the Company had a total of 26,667 shares in vested stock options outstanding. This compared to 13,333 vested options for the three months ended March 31, 2001.

The Federal Deposit Insurance Corporation has established guidelines for capital requirements for banks. As reflected in the table below, as of March 31, 2002, the bank exceeded the capital requirement levels that are to be maintained.


                                 Capital Ratios
                             (Dollars in Thousands)

                                                                                                                     Adequately
                                                                                        Well Capitalized             Capitalized
                                                                   Actual                  Requirement               Requirement
                                                                   ------                  -----------               -----------
                                                             Amount       Ratio        Amount        Ratio        Amount       Ratio
                                                             ------       -----        ------        -----        ------       -----

Total capital to risk weighted assets ..................     $6,061       15.49%       $3,912          10%        $3,129        8%
Tier 1 capital to risk weighted assets .................     $5,642       14.42%       $2,347           6%        $1,565        4%
Tier 1 capital to average assets .......................     $5,642       10.71%       $2,634           5%        $2,107        4%

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




                   Cornerstone Bancorp
                      (Registrant)


By: s/ J. Rodger Anthony                                       Date: May 8, 2002
    --------------------------------
       J. Rodger Anthony
       Chief Executive Officer



By:  s/ Nicholas S. Clark                                      Date: May 8, 2002
    ---------------------------------
       Nicholas S. Clark
       Vice President and Chief
       Financial Officer
       (Principal financial officer)