Form 10QSB
period 2002-06-30
CORNERSTONE BANCORP/SC
filed 2002-08-14
CIK 1087455

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM _______________ TO _________________.


                        Commission File Number 333-79543


                               CORNERSTONE BANCORP
        (Exact name of small business issuer as specified in the charter)

              South Carolina                            57-1077978
      -------------------------------             ----------------------
      (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)              Identification Number



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


Common Stock - No Par Value
879,994 Shares Outstanding on August 12, 2002


Transitional Small Business Issuer Disclosure Format: [ ]  Yes  [X]  No

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                       CORNERSTONE BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                                                                  June 30,             December 31,
                                                                                                    2002                   2001
                                                                                                    ----                   ----
                                                                                                (Unaudited)             (Audited)
      ASSETS
Cash and due from banks ............................................................           $  1,325,251            $  2,649,950
Federal funds sold .................................................................              5,795,000                 970,000
Investment securities, available for sale ..........................................              7,842,424              12,807,333
Investment securities, held to maturity ............................................              5,740,973                       0
Federal Reserve Bank Stock .........................................................                180,000                 180,000
Loans ..............................................................................             36,388,664              31,472,867
   Less allowance for loan losses ..................................................               (484,662)               (384,320)
                                                                                               ------------            ------------
                                                                                                 35,904,002              31,088,547
Premises and equipment .............................................................              3,274,897               2,761,261
Accrued interest receivable ........................................................                379,344                 385,999
Deferred income taxes ..............................................................                 29,940                  17,172
Other assets .......................................................................                 78,075                  89,800
                                                                                               ------------            ------------
       Total assets ................................................................           $ 60,549,906            $ 50,950,062
                                                                                               ============            ============

       LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
   Deposits
     Noninterest bearing ...........................................................           $  6,674,669            $  6,058,740
     Interest bearing ..............................................................             39,436,474              33,850,944
                                                                                               ------------            ------------
       Total deposits ..............................................................             46,111,143              39,909,684
   Securities sold under agreements to repurchase ..................................              6,615,071               3,292,960
   Other liabilities ...............................................................                123,060                 132,455
                                                                                               ------------            ------------
       Total liabilities ...........................................................           $ 52,849,274            $ 43,335,099
SHAREHOLDERS' EQUITY
   Common stock, no par value, 20,000,000 shares authorized,
     800,000 shares issued and outstanding in 2001
     and 879,994 shares issued and outstanding in 2002 .............................              7,984,925               7,985,000
   Retained deficit ................................................................               (342,490)               (453,019)
   Accumulated other comprehensive gain/(loss) .....................................                 58,197                  82,982
                                                                                               ------------            ------------
      Total shareholders' equity ...................................................              7,700,632               7,614,963
                                                                                               ------------            ------------
      Total liabilities and shareholders' equity ...................................           $ 60,549,906            $ 50,950,062
                                                                                               ============            ============


           See notes to consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                                           For the three months              For the six months
                                                                              ended June 30,                   ended June 30,
                                                                          2002             2001            2002              2001
                                                                          ----             ----            ----              ----
INTEREST AND DIVIDEND INCOME
                Interest and fees on loans .....................     $   642,745      $   470,853      $ 1,250,252      $   911,975
                Investment securities
                Interest - U.S. Treasury and U.S.
                 Government Agencies ...........................         117,802          154,173          249,645          328,552
                Federal funds sold .............................          26,605          106,973           40,844          171,975
                Other interest income ..........................               0            1,742                0            4,967
                                                                     -----------      -----------      -----------      -----------
                    Total interest income ......................         787,152          733,741        1,540,741        1,417,469

INTEREST EXPENSE
                Deposits
                Certificates of deposit of $100,000 or more ....          77,303           96,252          170,411          183,265
                Other ..........................................         189,341          232,050          378,441          438,526
                                                                     -----------      -----------      -----------      -----------
                    Total deposits .............................         266,644          328,302          548,852          621,791
                Federal funds purchased and repurchase .........          22,603           44,369           45,601           81,870
                agreements
                                                                     -----------      -----------      -----------      -----------
                    Total interest expense .....................         289,247          372,671          594,453          703,661
                                                                     -----------      -----------      -----------      -----------
                Net interest income ............................         497,905          361,070          946,288          713,808
                Provision for loan losses ......................          65,343                0          100,343           55,000
                                                                     -----------      -----------      -----------      -----------
                    Net interest income after provision
                       for loan losses .........................         432,562          361,070          845,945          658,808
                                                                     -----------      -----------      -----------      -----------
                Noninterest income
                  Service charges on deposit accounts ..........          51,265           24,620           87,284           43,245
                  Mortgage Loan Origination Fees ...............          47,690                0          120,358                0
                  Other ........................................           9,907            9,149           17,637           16,862
                                                                     -----------      -----------      -----------      -----------
                    Total noninterest income ...................         108,862           33,769          225,279           60,107
                                                                     -----------      -----------      -----------      -----------
                Noninterest expense
                  Salaries and employee benefits ...............         263,494          216,278          526,726          394,356
                  Premises and equipment .......................          32,966           24,479           62,285           55,377
                  Data processing ..............................          31,049           23,531           59,894           47,852
                  Depreciation .................................          39,041           37,749           77,970           73,927
                  Other ........................................         102,632          112,758          206,044          213,964
                                                                     -----------      -----------      -----------      -----------
                    Total noninterest expense ..................         469,182          414,795          932,919          785,476
                                                                     -----------      -----------      -----------      -----------
                    Net income (loss) before taxes .............          72,242          (19,956)         138,305          (66,561)
BENEFIT/(PROVISION) FOR INCOME TAXES ...........................         (14,625)           6,785          (27,776)           6,785
                                                                     -----------      -----------      -----------      -----------
                    Net income (loss) after taxes ..............          57,617          (13,171)         110,529          (59,776)
                                                                     -----------      -----------      -----------      -----------
BASIC EARNINGS PER COMMON SHARE
                Weighted average shares outstanding ............         879,994          879,994          879,994          879,994
                Net income (loss) per common share .............     $       .07      $      (.01)     $       .13      $      (.07)
DILUTED EARNINGS PER COMMON SHARE
                Weighted average shares outstanding ............         888,794          879,994          888,794          879,994
                Net income (loss) per common share .............     $       .06      $      (.01)     $       .12      $      (.07)

                 See notes to consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                For the six months ended June 30, 2002 and 2001
                                   (Unaudited)

                                                                                                          Accumulated
                                                                      Common Stock                           other
                                                                      ------------            Retained   comprehensive shareholders'
                                                                   Shares       Amount         deficit     gain/loss      equity
                                                                   ------       ------         -------     ---------      ------

BALANCE DECEMBER 31, 2000 .................................       800,000    $ 7,985,000    $  (315,426)   $    22,309  $ 7,691,883

   Net income/(net loss) ..................................             -                       (59,776)                    (59,776)

   Other comprehensive income/(loss), net of taxes
     Change in unrealized gain/(loss)
      on investment securities ............................             -                                       48,384       48,384
                                                                                                                        -----------
   Comprehensive income/(loss) ............................                                                                 (11,392)
                                                                  -------    -----------    -----------    -----------  -----------

BALANCE, JUNE 30, 2001 ....................................       800,000    $ 7,985,000    $  (375,202)   $    70,693  $ 7,680,491
                                                                  =======    ===========       ========         ======  ===========


BALANCE, DECEMBER 31, 2001 ................................       800,000    $ 7,985,000       (453,019)        82,982  $ 7,614,963

   Net income/(net loss) ..................................             -                       110,529                     110,529

   Other comprehensive income/(loss),
     net of taxes
      Change in unrealized gain/(loss)
        on investment securities ..........................                                                    (24,785)     (24,785)

   Cash in lieu of fractional shares ......................                          (75)                                       (75)
                                                                                                                        -----------

   Comprehensive income/(loss) ............................                                                                 (24,860)
                                                                  -------    -----------    -----------    -----------  -----------

BALANCE, JUNE 30, 2002 ....................................       879,994    $ 7,984,925    $  (342,490)   $    58,197  $ 7,700,632
                                                                  =======    ===========    ===========    ===========  ===========




           See notes to consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                                                             For the six months
                                                                                                               ended June 30,

                                                                                                       2002                  2001
                                                                                                       ----                  ----

OPERATING ACTIVITIES
     Net income(loss) ................................................................          $    110,529           $    (59,776)
     Adjustments to reconcile net income to net cash used for
        operating activities
        Depreciation and amortization ................................................                77,970                 73,927
        Deferred income taxes ........................................................               (12,768)                18,140
        Provision for possible loan losses ...........................................               100,343                 55,000
     Changes in operating assets and liabilities
        Decrease/(increase) in interest receivable ...................................                 6,656                 41,431
        Decrease/(increase) in other assets ..........................................                11,724                 (2,414)
        Increase/(decrease) in other liabilities .....................................                (9,395)               (81,274)
                                                                                                ------------           ------------

           Net cash provided by operating activities .................................               285,059                 45,034
                                                                                                ------------           ------------

INVESTING ACTIVITIES
     Net decrease/(increase) in federal funds sold ...................................            (4,825,000)            (5,852,000)
     Proceeds from maturities of held to maturity securities .........................                     0                      0
     Purchases of held to maturity securities ........................................            (5,740,973)                     0
     Proceeds from maturities of available for sale securities .......................             7,064,833              5,005,043
     Purchases of available for sale securities ......................................            (2,124,710)            (4,114,297)
     Purchase of property and equipment ..............................................              (591,606)              (196,175)
     Net (increase)/decrease in loans to customers ...................................            (4,915,797)            (3,674,114)
     Cash in lieu of fractional shares ...............................................                   (75)                     0
                                                                                                ------------           ------------

           Net cash used for investing activities ....................................           (11,133,328)            (8,831,543)
                                                                                                ------------           ------------

FINANCING ACTIVITIES
     Net increase/(decrease) in demand, savings and time deposits ....................             6,201,459             10,412,573
     Net increase/(decrease) in securities
        sold under agreements to repurchase ..........................................             3,322,111              1,233,850

                                                                                                ------------           ------------
           Net cash provided by financing activities .................................             9,523,570             11,646,423
                                                                                                ------------           ------------

           Net increase/(decrease) in cash and cash equivalents ......................            (1,324,699)             2,859,914
                                                                                                ------------           ------------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .......................................             2,649,950              1,109,001
                                                                                                ------------           ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD .............................................          $  1,325,251           $  3,968,915
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

Stock Dividend

         On April 2, 2002, the Company's Board of Directors declared a 10% stock dividend payable on May 7, 2002 to all shareholders of record on April 30, 2002. The earnings per share calculations in this quarterly report reflect the stock dividend.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing in the Form 10-KSB for the year ended December 31, 2001 of Cornerstone Bancorp. It will concentrate on the operations ending June 30, 2002. The Company commenced operations with the opening of its subsidiary bank on September 15, 1999. Results of operations for the period ending June 30, 2002 are not necessarily indicative of the results to be attained for any other period. The following information may contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements.


RESULTS OF OPERATIONS

The Company's net income for the six months and three months ended June 30, 2002 was $110,529 and $57,617 or $.12 and .06 per diluted share, respectively compared to a net loss of $59,776 and $13,171 or ($.07) and (.01) per diluted share for the six months and three months ended June 30, 2001. On April 2, 2002, the Company's Board of Directors declared a 10% stock dividend payable on May 7, 2002 to all shareholders of record on April 30, 2002. The earnings per share calculations in this quarterly report reflect the stock dividend. The amount of the Company's provision for loan losses for the six months and three months ended June 30, 2002 was $100,343 and $65,343, respectively compared to $55,000 and $0 for the six months and three months ended June 30, 2001. Since opening the bank in September, 1999, management has sought to have an allowance for loan losses that was adequate to cover the level of loss that management believed to be inherent in the portfolio as a whole taking into account the relative size of the allowance and the size of the Company's largest loans.


Non-interest income for the six months and three months ended June 30, 2002 was $225,279 and $108,862, respectively compared to $60,107 and $33,769 for the six months and three months ended June 30, 2001. The increases were primarily the result of the substantial growth in deposit accounts from 2001 to 2002 and the introduction of a conventional mortgage loan department.


Non-interest expenses for the six months and three months ended June 30, 2002 were $932,919 and $469,182, respectively. Of these totals $526,726 and $263,494, respectively, represents salaries and benefits. Total non-interest expenses amounted to $785,476 and $414,795 for the six months and three months ended June 30, 2001, respectively. Of these totals $523,660 and $278,506, respectively, represents salaries and benefits, occupancy cost, and furniture and equipment expenses. Much of the increase in non-interest expenses is the result of hiring several new staff members including a mortgage loan manager and a mortgage loan processor. During the second quarter of 2001, the Bank hired Ben Garvin as President and added a consumer loan officer.


NET INTEREST INCOME

Net interest income is the difference between the interest earned on earning assets and the interest paid for funds acquired to support those assets. Net interest income, the principal source of the Company's earnings, was $946,288 and $497,905 for the six months and three months ended June 30, 2002, respectively. This compared to $713,808 and $361,070 for the six months and three months ended June 30, 2001, respectively.

Changes that affect net interest income are changes in the average rate earned on interest earning assets, changes in the average rate paid on interest bearing liabilities, and changes in the volume of interest earning assets and interest bearing liabilities.

Average earning assets for the six months ended June 30, 2002 increased to $51,122,100 or 38.82 percent from the $36,824,920 reported for six months ended June 30, 2001. Average earning assets for the three months ended June 30, 2002 increased to $53,962,394 or 33.79 percent from the $40,332,268 reported for three months ended June 30, 2001. The increase was mainly attributable to an increase in Federal Fund investments and loans supported by a $13,758,543 increase in average interest bearing liabilities, which resulted from aggressive marketing and continued contributions from newly hired staff.

For the six months and three months ended June 30, 2002 the average yield on earning assets amounted to 6.03 percent and 5.83 percent, respectively, while the average cost of interest-bearing liabilities was 2.73 percent and 2.52 percent, respectively. For the six months and three months ended June 30, 2001 the average yield on earning assets was 7.70 percent and 7.28 percent, respectively, while the average cost of interest-bearing liabilities was 4.69 percent and 4.51 percent, respectively. The decrease in the yield on earning assets and the decrease on average cost of interest-bearing liabilities is attributable to an overall lower interest rate environment resulting from numerous rate cuts by the Federal Reserve. The net interest margin is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets. The net interest margin for the six months and three months ended June 30, 2002 was 3.70 percent and 3.69 percent, respectively, compared to 3.88 percent and 3.58 percent for the six months and three months ended June 30, 2001, respectively. The decrease in the net-interest margin for six months ended June 30, 2002 compared to six months ended June 30, 2001 can be attributed to interest earning assets re-pricing more rapidly than interest-bearing liabilities. The improvement in the net-interest margin for the three months ended June 30, 2002 compared to the three months ended June 30, 2001 is attributed to a respectable decrease in the cost of interest-bearing liabilities. The cost of total liabilities was 2.33 percent and 2.14 percent for the six months and three months ended June 30, 2002, respectively compared to
3.82 percent and 3.70 percent for the six months and three months ended June 30, 2001, respectively.


BALANCE SHEET REVIEW

Total consolidated assets increased $ 9,599,844 from $50,950,062 at December 31, 2001 to $60,549,906 at June 30, 2002. This increase in assets was primarily funded by growth of $6,201,459 in deposits, which totaled $46,111,143 at June 30, 2002 and an increase in securities sold under agreements to repurchase which totaled $6,615,071 at June 30, 2002. Net loans grew $4,815,455 from $31,088,547 at December 31, 2001 to $35,904,002 at June 30, 2002. Investment securities increased $776,064 from $12,987,333 at December 31, 2001 to $13,763,397 at June
30, 2002.

Management seeks to maintain sufficient cash and other forms of liquidity to meet both anticipated and unanticipated cash outflows and a balance sheet mix that effectively utilizes the Company's earning assets. Cash and due from banks amounted to $1,325,251 and $2,649,950 at June 30, 2002 and December 31, 2001,
respectively. Federal funds sold increased by $4,825,000 from $970,000 at December 31, 2001 to $5,795,000 at June 30, 2002.



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



OFF BALANCE SHEET RISK



Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2002, we had issued commitments to extend credit of $7,136,458 through various types of commercial lending arrangements. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.


LOANS

Commercial financial and agricultural loans made up 19.55 percent of the total loan portfolio as of June 30, 2002, totaling $7,112,052 compared to 37.90 percent or $11,923,000 as of December 31, 2001. Loans secured by real estate for construction and land development totaled $4,149,400 or 11.40 percent of the total loan portfolio as of June 30, 2002 compared to $1,697,000 or 5.40 percent as of December 31, 2001. All other loans secured by real estate totaled $22,695,547 or 62.37 percent of the total loan portfolio as of June 30, 2002 compared to $14,654,000 or 46.60 percent as of December 31, 2001. Installment loans and other consumer loans to individuals comprised $2,431,665 or 6.68 percent of the total loan portfolio as of June 30, 2002 compared to $3,198,000 or 10.10 percent as of December 31, 2001. The allowance for loan losses was 1.33 percent of loans as of June 30, 2002 compared to 1.17 percent as of June 30, 2001. At December 31, 2001 the allowance for loan losses was 1.22 percent. In management's opinion, the allowance for loan losses is adequate. At June 30, 2002 and at December 31, 2001, the Company had no loans that were 90 days or more past due or non-accruing. The Bank had charge-offs totaling $3,181 at December 31, 2001. Total unfunded loan commitments amounted to $7,136,458 as of June 30, 2002 compared to $6,965,254 as of December 31, 2001.


CAPITAL RESOURCES

The capital base for the Company increased by $85,669 for the first six months of 2002, due to net income of $110,529, which was partially off-set by a decline in the unrealized gain on investment securities. The Company's equity to asset ratio was 12.72 percent as of June 30, 2002 compared to 16.36 percent as of June 30, 2001. For the six months ended June 30, 2002, the Company had a total of 26,667 shares in vested stock options outstanding. This compared to 13,333 vested options for the six months ended June 30, 2001.





The Office of the Comptroller of the Currency has established guidelines for capital requirements for national banks. As of June 30, 2002, the bank exceeds the capital requirement levels that are to be maintained.


                                 Capital Ratios
                             (Dollars in Thousands)

                                                                                                                     Adequately
                                                                                        Well Capitalized             Capitalized
                                                                   Actual                  Requirement               Requirement
                                                                   ------                  -----------               -----------
                                                           Amount       Ratio        Amount        Ratio        Amount       Ratio
                                                           ------       -----        ------        -----        ------       -----

Total capital to risk weighted assets .................   $6,186       15.00%       $4,123          10%        $3,298         8%
Tier 1 capital to risk weighted assets ................   $5,701       13.83%       $2,474           6%        $1,649         4%
Tier 1 capital to average assets ......................   $5,701        9.75%       $2,925           5%        $2,340         4%



Part II - Other Information


ITEM 4.     Submission of Matters to a Vote of Security Holders

(a)  The Company held its annual meeting of shareholders on May 21, 2002.

(b) and (c) The following persons were elected as directors of the Company to serve for a term of three years with the votes shown:

      Name                          For               Withhold        Abstaining
      ----                          ---               --------        ----------

      Nicholas S. Clark             502,024   (63%)    2,250   ( .28%)      0
      Ben L. Garvin                 479,524   (60%)   24,750   (3.09%)      0
      J. Bruce Gaston               502,024   (63%)    2,250   ( .28%)      0
      S. Ervin Hendricks, Jr.       502,024   (63%)    2,250   ( .28%)      0

ITEM 6.  Exhibits and Reports on Form 8-K.

a)    Exhibits:                     None.

b)    Reports on form 8-K.          None.

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




   Cornerstone Bancorp
      (Registrant)


By:  s/J. Rodger Anthony                                   Date: August 13, 2002
    -------------------------------------------
       J. Rodger Anthony
       Chief Executive Officer



By:  s/Nicholas S. Clark                                   Date: August 13, 2002
    -------------------------------------------
       Nicholas S. Clark
       Senior Vice President and
       Chief Financial Officer
       (Principal financial officer)