Form 10QSB
period 2002-09-30
CORNERSTONE BANCORP/SC
filed 2002-11-12
CIK 1087455

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


Common Stock - No Par Value
879,994 Shares Outstanding on November 12, 2002


Transitional Small Business Issuer Disclosure Format: [   ]  Yes  [ X ]  No

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                       CORNERSTONE BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                                                                September 30,          December 31,
                                                                                                     2002                  2001
                                                                                                     ----                  ----
                                                                                                 (Unaudited)             (Audited)
      ASSETS
Cash and due from banks ............................................................           $  4,182,754            $  2,649,950
Federal funds sold .................................................................              7,075,000                 970,000
Investment securities, available for sale ..........................................              9,131,584              12,807,333
Investment securities, held to maturity ............................................              6,738,270                       -
Federal Reserve Bank Stock .........................................................                180,000                 180,000
Loans ..............................................................................             39,520,614              31,472,867
   Less allowance for loan losses ..................................................               (527,137)               (384,320)
                                                                                               ------------            ------------
                                                                                                 38,993,477              31,088,547
Premises and equipment .............................................................              3,576,487               2,761,261
Accrued interest receivable ........................................................                404,957                 385,999
Deferred income taxes ..............................................................                 19,546                  17,172
Other assets .......................................................................                 49,149                  89,800
                                                                                               ------------            ------------
       Total assets ................................................................           $ 70,351,224            $ 50,950,062
                                                                                               ============            ============

       LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
   Deposits
     Noninterest bearing ...........................................................           $  5,898,586            $  6,058,740
     Interest bearing ..............................................................             48,671,670              33,850,944
                                                                                               ------------            ------------
       Total deposits ..............................................................             54,570,256              39,909,684
   Securities sold under agreements to repurchase ..................................              7,869,161               3,292,960
   Other liabilities ...............................................................                122,657                 132,455
                                                                                               ------------            ------------
       Total liabilities ...........................................................           $ 62,562,074            $ 43,335,099
SHAREHOLDERS' EQUITY
   Common stock, no par value, 20,000,000 shares authorized,
     800,000 shares issued and outstanding in 2001
     and 879,994 shares issued and outstanding in 2002 .............................              7,984,925               7,985,000
   Retained deficit ................................................................               (274,148)               (453,019)
   Accumulated other comprehensive gain/(loss) .....................................                 78,373                  82,982
                                                                                               ------------            ------------
      Total shareholders' equity ...................................................              7,789,150               7,614,963
                                                                                               ------------            ------------
      Total liabilities and shareholders' equity ...................................           $ 70,351,224            $ 50,950,062
                                                                                               ============            ============


           See notes to consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                                     For the three months                    For the nine months
                                                                      ended September 30,                     ended September 30,
                                                                     2002              2001               2002              2001
                                                                     ----              ----               ----              ----
INTEREST AND DIVIDEND INCOME
   Interest and fees on loans ............................       $   671,288       $   531,870        $ 1,921,540       $ 1,443,845
   Investment securities
     Interest - U.S. Treasury and U.S.
        Government Agencies ..............................           161,744           158,996            411,389           487,548
   Federal funds sold ....................................            28,921            69,481             69,765           241,456
   Other interest income .................................                 -                 -                  -             4,967
                                                                 -----------       -----------        -----------       -----------

       Total interest income .............................           861,953           760,347          2,402,694         2,177,816

INTEREST EXPENSE
   Deposits
     Certificates of deposit of $100,000 or more .........            75,254            98,171            245,665           281,436
     Other ...............................................           203,080           240,289            581,521           678,815
                                                                 -----------       -----------        -----------       -----------

       Total deposits ....................................           278,334           338,460            827,186           960,251

   Federal funds purchased and repurchase
     agreements ..........................................            28,167            41,719             73,768           123,589
                                                                 -----------       -----------        -----------       -----------

       Total interest expense ............................           306,501           380,179            900,954         1,083,840
                                                                 -----------       -----------        -----------       -----------

   Net interest income ...................................           555,452           380,168          1,501,740         1,093,976
   Provision for loan losses .............................            43,500            39,000            143,843            94,000
                                                                 -----------       -----------        -----------       -----------

       Net interest income after provision
          for loan losses ................................           511,952           341,168          1,357,897           999,976
                                                                 -----------       -----------        -----------       -----------
   Noninterest income
      Service charges on deposit accounts ................            48,255            30,513            135,539            73,758
      Mortgage Loan Origination Fees .....................            50,950                 -            171,308                 -
      Other ..............................................             6,620             8,351             24,257            25,213
                                                                 -----------       -----------        -----------       -----------

       Total noninterest income ..........................           105,825            38,864            331,104            98,971
                                                                 -----------       -----------        -----------       -----------

   Noninterest expense
      Salaries and employee benefits .....................           296,175           224,326            822,901           618,682
      Premises and equipment .............................            35,872            30,270             98,157            85,647
      Data processing ....................................            35,550            27,717             95,444            75,569
      Depreciation .......................................            39,042            38,322            117,012           112,249
      Other ..............................................           126,725            98,737            332,769           312,701
                                                                 -----------       -----------        -----------       -----------

       Total noninterest expense .........................           533,364           419,372          1,466,283         1,204,848

                                                                 -----------       -----------        -----------       -----------

       Net income (loss) before taxes ....................            84,413           (39,340)           222,718          (105,901)

PROVISION/(BENEFIT) FOR INCOME TAXES .....................            16,071                 -             43,847            (6,785)
                                                                 -----------       -----------        -----------       -----------

       Net income (loss) after taxes .....................            68,342            39,340            178,871           (99,116)
                                                                 -----------       -----------        -----------       -----------

BASIC EARNINGS PER COMMON SHARE
   Weighted average shares outstanding ...................           879,994           879,994            879,994           879,994

   Net income (loss) per common share ....................       $       .08       $      (.04)       $       .21       $      (.11)

DILUTED EARNINGS PER COMMON SHARE
   Weighted average shares outstanding ...................           888,646           879,994            888,744           879,994

   Net income (loss) per common share ....................       $       .08       $      (.04)       $       .20       $      (.11)

       See notes to consolidated financial statements

                       CORNERSTONE BANCORP AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
              For the nine months ended September 30, 2002 and 2001
                                   (Unaudited)

                                                                                               Accumulated
                                                                                                   other              Total
                                                  Common stock                Retained        comprehensive       shareholders'
                                            Shares          Amount            Deficit             Income              equity
                                           ----------    --------------     -------------    -----------------    ---------------

Balance December 31, 2000 ...............    800,000       $ 7,985,000         $(315,426)          $   22,309        $ 7,691,883

Net income (loss) .......................          -                 -           (99,116)                   -            (99,116)

Other comprehensive income, net of tax
Change in unrealized gain on
  investment securities
  available for sale ....................          -                 -                 -               90,545             90,545
                                                                                                                     -----------
Comprehensive income (loss) .............          -                 -                 -                    -             (8,571)
                                             -------        ----------         ---------           ----------        -----------
Balance September 30, 2001 ..............    800,000        $7,985,000         $(414,542)          $  112,854        $ 7,683,312
                                             =======        ==========         =========           ==========        ===========
Balance December 31, 2001 ...............    800,000        $7,985,000         $(453,019)          $   82,982        $ 7,614,963

Net income ..............................          -                 -           178,871                    -            178,871

Other comprehensive income, net of tax
Change in unrealized gain on
  investment securities
  available for sale ....................          -                 -                 -               (4,609)            (4,609)
                                                                                                                     -----------
Comprehensive income ....................          -                 -                 -                    -            174,262
                                             -------        ----------         ---------           ----------        -----------
Stock dividend (10%) ....................     79,994                 -                 -                    -                  -

Cash in lieu of fractional shares on
  stock dividend ........................          -              (75)                 -                    -               (75)
                                             -------        ----------         ---------           ----------        ----------
Balance September 30, 2002 ..............    879,994        $7,984,925         $(274,148)          $   78,373        $ 7,789,150
                                             =======        ==========         =========           ==========        ===========

















           See notes to consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                                                          For the nine months
                                                                                                          ended September 30,
                                                                                                      2002                    2001
                                                                                                      ----                    ----

OPERATING ACTIVITIES
     Net income (loss) .................................................................         $    178,871          $    (99,116)
     Adjustments to reconcile net income to net cash used for
        operating activities
        Depreciation and amortization ..................................................              162,506               112,249
        Deferred income taxes ..........................................................                    -                39,859
        Provision for possible loan losses .............................................              143,843                94,000
     Changes in operating assets and liabilities
        Decrease/(increase) in interest receivable .....................................              (18,958)              (32,649)
        Decrease/(increase) in other assets ............................................               40,651                (7,445)
        Increase/(decrease) in other liabilities .......................................               (9,798)              (52,494)
                                                                                                 ------------          ------------

           Net cash provided by operating activities ...................................              497,115                54,404
                                                                                                 ------------          ------------

INVESTING ACTIVITIES
     Net decrease/(increase) in federal funds sold .....................................           (6,105,000)           (1,219,000)
     Purchases of held to maturity securities ..........................................           (6,743,071)                    -
     Proceeds from sales or maturities of available for sale securities ................            8,280,000                     -
     Purchases of available for sale securities ........................................           (4,651,927)           (4,243,661)
     Purchase of property and equipment ................................................             (932,238)             (227,376)
     Net (increase)/decrease in loans to customers .....................................           (8,048,773)           (9,775,395)
                                                                                                 ------------          ------------

           Net cash used for investing activities ......................................          (18,201,009)          (13,007,432)
                                                                                                 ------------          ------------

FINANCING ACTIVITIES
     Net increase/(decrease) in demand, savings and time deposits ......................           14,660,572            11,496,301
     Net increase/(decrease) in securities
        sold under agreements to repurchase ............................................            4,576,201             1,483,596
     Cash in lieu of fractional shares .................................................                  (75)                    -
                                                                                                 ------------          ------------

           Net cash provided by financing activities ...................................           19,236,698            12,979,897
                                                                                                 ------------          ------------

           Net increase in cash and cash equivalents ...................................            1,532,804                26,869
                                                                                                 ------------          ------------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .........................................            2,649,950             1,109,001
                                                                                                 ------------          ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD ...............................................         $  4,182,754          $  1,135,870
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

Earnings Per Share

SFAS No. 128, "Earnings per Share" requires that the Company present basic and diluted net income per common share. The assumed conversion of stock options creates the difference between basic and diluted net income per share. Income
(loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares outstanding for basic net income (loss) per common share for the nine months ended September 30, 2002 and 2001 was 879,994. The weighted average number of common shares outstanding for diluted net income (loss) per common share was 888,744 and 879,994 for the nine months ended September 30, 2002 and 2001, respectively. For the quarter ended September 30, 2002, the weighted average shares outstanding for diluted earnings per share was 888,646. For the three and nine months ended September 2001, options were antidilutive due to the net loss.

The Company declared a ten percent common stock dividend in April 2002. Per share data in 2002 and 2001 has been restated to reflect this transaction.

Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of interest and noninterest income and expenses during the reporting period. Actual results could differ from those estimates. The primary significant estimate in the accompanying consolidated financial statements is the allowance for loan losses. A discussion of the significant factors involved in estimating the allowance for loan losses is included in "Management's Discussion and Analysis of Financial Condition and Operations" in the section titled "Results of Operations"

Concentrations of credit risk

The Bank makes loans to individuals and small businesses located primarily in upstate South Carolina for various personal and commercial purposes. The Bank has a diversified loan portfolio and borrowers' abilities to repay loans is not dependent upon any specific economic sector.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing in the Form 10-KSB for the year ended December 31, 2001 of Cornerstone Bancorp ("the Company"). Results of operations for the period ending September 30, 2002 are not necessarily indicative of the results to be attained for any other period. The following information may contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements.

The sole business of the Company is community banking through a nationally chartered community banking institution. The Company commenced operations with the opening of its subsidiary bank (the "bank") on September 15, 1999. The Bank offers a full array of deposit and loan products to individuals and businesses in the Upstate area of South Carolina. In August 2002, the Bank opened its first branch location.


RESULTS OF OPERATIONS

The  Company's  net income for the nine months and three months ended  September
30,  2002  was  $178,871  and  $68,342  or $.20  and  $.08  per  diluted  share, respectively, compared to a net loss of $99,116 and $39,340 or ($.11) and ($.04) per diluted share for the nine months and three months ended September 30, 2001. On April 2, 2002, the Company's Board of Directors declared a 10% stock dividend payable on May 7, 2002 to all shareholders of record on April 30, 2002. The earnings per share calculations in this quarterly report reflect the stock dividend.



The amount of the Company's provision for loan losses for the nine months and three months ended September 30, 2002 was $143,843 and $43,500, respectively, compared to $94,000 and $39,000 for the nine months and three months ended September 30, 2001. Since opening the bank in September, 1999, management has sought to have an allowance for loan losses that was adequate to cover the level of loss that management believed to be inherent in the portfolio as a whole, taking into account the relative size of the portfolio and the size of the Company's largest individual loans. Since the Bank has had few actual losses to date, management has used peer bank data as a guide in estimating a level of reserves that it believes are adequate to cover losses inherent in the loan portfolio. Other factors considered include the status of the local, regional and national economies, the status and collateral of individual loans, any changes in underwriting policies and the experience of the Bank's lending staff. Management feels that the allowance is adequate to cover losses inherent in the portfolio as of September 30, 2002. The allowance totaled $527,137 or 1.33% of gross loans at September 30, 2002.


Non-interest income for the nine months and three months ended September 30, 2002 was $331,107 and $105,825, respectively compared to $98,971 and $38,864 for the nine months and three months ended September 30, 2001. The increases were primarily the result of the substantial growth in deposit accounts from 2001 to 2002 and the introduction of a conventional mortgage loan department.


Non-interest expenses for the nine months and three months ended September 30, 2002 were $1,466,283 and $533,364, respectively. Of these totals $822,901 and $296,175, respectively, represent salaries and benefits. Total non-interest expenses amounted to $1,204,848 and $419,372 for the nine months and three months ended September 30, 2001, respectively. Of these totals $618,682 and $224,326, respectively, represent salaries and benefits. The increase is related primarily to additional employees hired to staff the Bank's first branch location, which opened in August 2002, and the mortgage loan department. Depreciation expense, data processing expense and expenses associated with property and equipment also increased as a result of the opening of the Bank's new branch and as a result of growth in the number of customers served by the Bank. For the nine and three months ended September 30, 2002, income taxes were approximately $44,000 and $16,000, respectively. For the nine months ended September 30, 2001 the Company recognized an income tax benefit in the amount of approximately $7,000. There were no income tax amounts recognized for the three months ended September 30, 2001. The 2002 amounts represent an effective tax rate of approximately 20%. This rate is the expected effective rate based on the Company's current taxable income levels and the effects of benefits related to income tax loss carry forwards from previous periods.

NET INTEREST INCOME

Net interest income is the difference between the interest earned on earning assets and the interest paid for funds acquired to support those assets. Net interest income, the principal source of the Company's earnings, was $1,501,740 and $555,452 for the nine months and three months ended September 30, 2002, respectively. This compared to $1,093,976 and $380,168 for the nine months and three months ended September 30, 2001, respectively.

Changes that affect net interest income are changes in the average rate earned on interest earning assets, changes in the average rate paid on interest bearing liabilities, and changes in the volume of interest earning assets and interest bearing liabilities. During 2002 interest rates have remained low and steady throughout the period. However, during the comparable 2001 periods, interest rates declined at an unprecedented rate. At the same time, the Bank has grown earning assets and interest bearing liabilities as new customer relationships have been established.

Average earning assets for the nine months ended September 30, 2002 increased to approximately $53.9 million from the $39.2 million reported for nine months ended September 30, 2001, an increase of 37.5%. Average earning assets for the three months ended September 30, 2002 increased 35.7% to $59.3 million from the $43.7million reported for three months ended September 30, 2001. During both periods  the  increase  was  mainly  attributable  to  an  increase  in  average investments and loans supported by an increase in average interest bearing liabilities, which resulted from aggressive marketing and continued
contributions from newly hired staff. Average interest bearing liabilities increased 44.0% to $46.4 million for the nine-month period ended September 30, 2002 from $32.2 million for the period ended September 30, 2001. For the quarter ended September 30, 2002 average interest bearing liabilities were $50.0 million compared to $36.4 million for the 2001 quarter, an increase of 37.4%.

For the nine months and three months ended September 30, 2002 the average yield on earning assets amounted to 5.95% and 5.77%, respectively, while the average cost of interest-bearing liabilities was 2.59% and 2.43%, respectively. For the nine months and three months ended September 30, 2001 the average yield on earning assets was 7.43% and 6.90%, respectively, while the average cost of interest-bearing liabilities was 4.50% and 4.14%, respectively. The decrease in the yield on earning assets and the decrease in average cost of interest-bearing liabilities is attributable to an overall lower interest rate environment resulting from numerous rate cuts by the Federal Reserve, which occurred throughout the 2001 period.

The net interest margin is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets. The net interest margin for the nine months and three months ended September 30, 2002 was 3.72%, compared to 3.73% and 3.45% for the nine months and three months ended September 30, 2001, respectively. The slight decrease in the net-interest margin for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 can be attributed to a decrease in the percentage of earning assets supported by noninterest bearing deposits. The improvement in the net-interest margin for the three months ended September 30, 2002 compared to the three months ended September 30, 2001 is attributed to a decrease in the cost of interest-bearing liabilities. During 2001 as rates were decreasing, liabilities were repricing as time deposits matured. During the 2002 periods, rates have been at the lower levels throughout the period.

The table below illustrates the average balances of interest earning assets and interest bearing liabilities and the resulting yields and costs for the nine-month periods ended September 30, 2002 and 2001.

                                                          September 30, 2002                          September 30, 2001
                                                  Average       Interest      Average          Average       Interest      Average
                                                  Balance        Earned      Yield/Cost        Balance        Earned     Yield/Cost
                                                  -------        ------      ----------        -------        ------     ----------
Investments ..................................   $ 12,731,898   $  411,389     4.32%        $ 10,049,460    $ 492,515        6.55%
Fed Funds Sold ...............................      5,565,410       69,765     1.68%           7,498,637      241,456        4.31%
Loans ........................................     35,649,252    1,921,540     7.21%          21,660,141    1,443,845        8.91%
                                                 ------------   ----------                  ------------  -----------
   Total interest earning assets .............     53,946,560    2,402,694     5.95%          39,208,238    2,177,816        7.43%
                                                 ============   ==========                  ============  ===========


Interest bearing transaction accounts ........      6,678,696       74,278     1.49%           5,922,380      135,152        3.05%
Savings and money market .....................     12,723,817      160,528     1.69%           7,595,869      163,745        2.88%
Time deposits greater than $100,000 ..........      9,180,554      245,665     3.58%           6,037,170      281,436        6.23%
Other time deposits ..........................     12,850,749      346,715     3.61%           8,881,759      379,918        5.72%
                                                 ------------   ----------                  ------------  -----------
   Total interest bearing deposits ...........     41,433,816      827,186     2.67%          28,437,178      960,251        4.51%
                                                 ------------   ----------                  ------------  -----------
Fed funds purchased and repurchase
   agreements ................................      5,006,984       73,768     1.97%           3,742,139      123,589        4.42%
                                                 ------------   ----------                  ------------  -----------
   Total interest bearing liabilities ........   $ 46,440,800   $  900,954     2.59%        $ 32,179,317  $ 1,083,840        4.50%
                                                 ============   ----------                  ============  -----------

Net interest income ..........................    $ 1,501,740                                $ 1,093,976
                                                  ===========                                ===========
Interest rate spread .........................                                 3.36%                                         2.92%
Interest margin ..............................                                 3.72%                                         3.73%


BALANCE SHEET REVIEW

Total consolidated assets increased $19.4 million from $51.0 million at December 31, 2001 to $70.4 million at September 30, 2002. The increase was invested in loans, investments, and federal funds sold. The increase in assets was funded by growth of $14.7 million in deposits, which totaled $54.6 million at September 30, 2002, and an increase of $4.6 million in securities sold under agreements to repurchase, which totaled $7.9 million at September 30, 2002. Net loans grew $7.9 million from $31.1 million at December 31, 2001 to $39.0 million at September 30, 2002. Investment securities increased $3.1 million from $12.9 million at December 31, 2001 to $16.0 million at September 30, 2002. Federal funds sold increased $6.1 million to $7.1 million from $1.0 million at December 31, 2001.

Management seeks to maintain sufficient cash and other forms of liquidity to meet both anticipated and unanticipated cash outflows and a balance sheet mix that effectively utilizes the Company's earning assets. Cash and due from banks amounted to $4.2 million and $2.6 million at September 30, 2002 and December 31, 2001, respectively. Federal funds sold increased by $6.1 million from $970,000 at December 31, 2001 to $7.1 million at September 30, 2002. The higher level of Federal funds sold at September 30, 2002 is due to the current interest rate environment. As growth in the Bank's deposit base has increased and higher rate investment securities have matured or been called, management has been required to find high quality, variable rate earning assets at an increasing pace. The Bank's management has employed an asset-liability management strategy that avoids long term or fixed rate assets that might impair the institution's ability to invest at higher rates when interest rates begin to rise. This strategy impacts the Bank's loan pricing policies, underwriting policies, and interest rate risk policies and is designed to limit the Bank's interest rate risk.



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



OFF BALANCE SHEET RISK



Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2002, we had issued commitments to extend credit of $8.8 million through various types of lending arrangements. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes. The Bank also had standby letters of credit outstanding of $138,000 at September 30, 2002.


LOANS

Commercial financial and agricultural loans made up 20.4% of the total loan portfolio as of September 30, 2002, totaling $8.0 million compared to 37.90% or $11.9 million as of December 31, 2001. Loans secured by real estate for construction and land development totaled $6.3 million or 16.0% of the total loan portfolio as of September 30, 2002 compared to $1.7 million or 5.40% as of December 31, 2001. All other loans secured by real estate totaled $23.0 million or 58.4% of the total loan portfolio as of September 30, 2002 compared to $14.7 million or 46.6% as of December 31, 2001. Installment loans and other consumer loans to individuals comprised $2.0 million or 5.2% of the total loan portfolio as of September 30, 2002 compared to $3.2 million or 10.10% as of December 31, 2001. The allowance for loan losses was 1.33% of loans as of September 30, 2002 compared to 1.06% as of September 30, 2001. At December 31, 2001 the allowance for loan losses was 1.22%. In management's opinion, the allowance for loan losses is adequate. See "Results of Operations". At September 30, 2002 and at December 31, 2001, the Company had no loans that were 90 days or more past due or non-accruing. The Bank had charge-offs totaling $1,026 for the nine months ended September 30, 2002 and $3,181 for the year ended December 31, 2001. Total unfunded loan commitments amounted to $8.8 million as of September 30, 2002 compared to $7.0 million as of December 31, 2001.


CAPITAL RESOURCES

The capital base for the Company increased by $174,000 for the first nine months of 2002, due to net income of $178,871, which was partially off-set by a decline in the unrealized gain on investment securities. The Company's equity to asset ratio was 11.07% as of September 30, 2002 compared to 15.90% as of September 30, 2001.



The Office of the Comptroller of the Currency has established guidelines for capital requirements for national banks. As shown in the following table, as of September 30, 2002, the bank exceeds the capital requirement levels that are to be maintained.


                                 Capital Ratios
                             (Dollars in Thousands)

                                                                                                    Adequately
                                                                       Well Capitalized             Capitalized
                                                  Actual                  Requirement               Requirement
                                                  ------                  -----------               -----------
                                            Amount       Ratio        Amount        Ratio        Amount       Ratio
                                            ------       -----        ------        -----        ------       -----

Total capital to risk weighted assets       $6,292        13.53%      $4,650       10.00%        $3,720        8.00%
Tier 1 capital to risk weighted assets      $5,765        12.40%      $2,790        6.00%        $1,860        4.00%
Tier 1 capital to average assets            $5,765         8.96%      $3,218        5.00%        $2,575        4.00%

ITEM 3.

CONTROLS AND PROCEDURES.

(a) Based on their evaluation of the issuer's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-14(c) and 240.15d-14(c)) as of a date within 90 days prior to the filing of this quarterly report, the issuer's chief executive officer and chief financial officer concluded that the effectiveness of such controls and procedures was adequate.

(b) There were no significant changes in the issuer's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Part II - Other Information


ITEM 4.     Submission of Matters to a Vote of Security Holders

None.

ITEM 6.  Exhibits and Reports on Form 8-K.

a)    Exhibits:                     None.

b)    Reports on form 8-K.          None.

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                   Cornerstone Bancorp
                      (Registrant)


By:  s/J. Rodger Anthony                          Date: November 12, 2002
    -----------------------------------------
       J. Rodger Anthony
       Chief Executive Officer



By:  s/Jennifer M. Champagne                      Date: November 12, 2002
    -----------------------------------------
       Jennifer M. Champagne
       Chief Financial Officer

                                 CERTIFICATIONS

I, J. Rodger Anthony, certify that:

     1) I have reviewed this quarterly report on Form 10-QSB of Cornerstone Bancorp;

     2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or person performing the equivalent function):


          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002

s/J. Rodger Anthony
-----------------------
J. Rodger Anthony
Chief Executive Officer

                                 CERTIFICATIONS

I, Jennifer M. Champagne, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Cornerstone Bancorp;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or person performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002

s/Jennifer M. Champagne
-----------------------
Jennifer M. Champagne
Chief Financial Officer