Form 10KSB
period 2002-12-31
CORNERSTONE BANCORP/SC
filed 2003-03-31
CIK 1087455

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002                File Number 333-79543

                               CORNERSTONE BANCORP
                 (Name of Small Business Issuer in its Charter)

          South Carolina                                57-1077978
(State or Other Jurisdiction                (IRS Employer Identification Number)
of Incorporation or Organization)

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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ] Not applicable.

         The issuer's revenues for its most recent fiscal year were $3,765,298.

         The aggregate market value of the voting Common Stock held by non-affiliates on March 1, 2003, was approximately $6,473,600. The issuer has no non-voting common equity outstanding. As of March 1, 2003, there were 879,994 shares of the Registrant's Common Stock, no par value, outstanding. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE
(1)      None

Transitional Small Business Disclosure Format (check one):
Yes [  ]  No [X]

                          10-KSB CROSS REFERENCE INDEX

                                                          Part I                                                                Page
Item 1             Description of Business..............................................................................         2
Item 2             Description of Property..............................................................................         9
Item 3             Legal Proceedings....................................................................................         9
Item 4             Submission of Matters to a Vote of Security Holders..................................................         9
                                                          Part II
Item 5             Market for Common Equity and Related Stockholder Matters.............................................         9
Item 6             Management's Discussion and Analysis or Plan of Operation............................................        10
Item 7             Financial Statements.................................................................................        25
Item 8             Changes in and Disagreements with Accountants on Accounting
                        and Financial Disclosure........................................................................        45
                                                         Part III
Item 9             Directors and Executive Officers, Promoters and Control
                        Persons; Compliance with Section 16(a) of the Exchange Act......................................        45
Item 10            Executive Compensation...............................................................................        46
Item 11            Security Ownership of Certain Beneficial Owners and
                        Management and Related Stockholder Matters......................................................        47
Item 12            Certain Relationships and Related Transactions.......................................................        48
                                                          Part IV
Item 13            Exhibits and Reports on Form 8-K.....................................................................        48
Item 14            Controls and Procedures..............................................................................        49

                                     PART I

            Statements included in this report which are not historical in nature are intended to be, and are hereby identified as "forward looking statements" for purposes of the safe harbor provided by section 21E of the Securities Exchange Act of 1934, as amended. Words such as "estimate", "project", "intend", "expect", "believe", "anticipate", "plan", and similar expressions identify forward-looking statements. The Company cautions readers that forward looking statements including without limitation, those relating to the Company's new offices, future business prospects, revenues, working capital, adequacy of the allowance for loan losses, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ from those indicated in the forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission.


Item 1.  Description of Business.

General

         Cornerstone Bancorp (the "Company") is a South Carolina corporation incorporated in 1999. The Company is a bank holding company with no operations other than those carried on by its wholly owned subsidiary, Cornerstone National Bank (the "Bank"). The Bank conducts a general banking business under a national bank charter granted by the Office of the Comptroller of the Currency of the United States (the "OCC") pursuant to the National Bank Act. The Bank was organized in 1999. The Bank conducts its activities from its main office opened in September of 1999, located in Easley, South Carolina and from a branch office located in Greenville, South Carolina.

         The Bank's primary market areas are the city of Easley, South Carolina and the immediately surrounding areas of Pickens County, the Berea area of Greenville County, and contiguous areas. Pickens County and four neighboring counties make up the Greenville-Spartanburg-Anderson, South Carolina Metropolitan Statistical Area (the "Greenville MSA"). The MSA was the nation's 52nd largest metro area in 1999. The official 2001 population estimate is 978,213 residents, with projections for having a 1 million-person population count by 2010. Over 90% of those employed were in non-agricultural employment with over 50% of those employed in manufacturing and trades, in roughly equal numbers.

         The Bank's business primarily consists of accepting deposits and making loans. The Bank seeks deposit accounts from households and businesses in its primary market areas by offering a full range of savings accounts, retirement accounts (including Individual Retirement Accounts), checking accounts, money market accounts, and time certificates of deposit. It also makes commercial, real estate and installment loans, primarily on a secured basis, to borrowers in the Upstate of South Carolina and makes other authorized investments. Both in-house and conventional residential mortgage loans are offered at the Bank. As of December 31, 2002, the Bank employed 27 people.

         In August 2002, Cornerstone National Bank opened a full service branch location. The branch maintains a staff of approximately five experienced banking personnel and an experienced on-site mortgage lender. The office is located at 45 Farrs Bridge Road in Greenville, South Carolina.

Competition

         South Carolina law permits statewide branching by banks and savings and loan associations. Consequently, many financial institutions have branches located in several communities. Currently, in addition to the Bank, 8 commercial banks and 1 savings institution operate branches in Pickens County. In addition to the bank, 14 commercial banks and 5 savings institutions operate branches in Greenville County. The principal areas and methods of competition in the banking industry are the services offered, pricing of those services, the convenience and availability of the services, and the degree of expertise and personal manner with which those services are offered.

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

                              SERVICES OF THE BANK

Deposits

         The Bank offers the full range of deposit services typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, and savings and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to the principal market area at rates competitive with those offered in the area. In addition, retirement accounts such as IRA's (Individual Retirement Accounts) are offered. All deposit accounts are insured by the Federal Deposit Insurance Corporation ("FDIC") up to the maximum amount permitted by law. The Bank solicits these accounts from individuals, businesses, associations and organizations, and government authorities. Although the Bank intends to be competitive in its efforts to attract deposit accounts, it does not aggressively seek jumbo certificates of deposit (certificates in amounts greater than $100,000) and does not generally accept brokered deposit accounts.

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

         The risks associated with commercial loans vary with many economic factors, including the economy in the Easley/Pickens/Greenville County area. The well-established banks in the Easley/Pickens/Greenville County area make proportionately more loans to medium- to large-sized businesses than the Bank. Many of the Bank's commercial loans are made to small- to medium-sized businesses, which are typically smaller, have shorter operating histories, and less sophisticated record keeping systems than larger entities. As a result, these smaller entities may be less able to withstand adverse competitive, economic and financial conditions than larger borrowers. In addition, because payments on loans secured by commercial property generally depend to a large degree on the results of operations and management of the properties, repayment of such loans may be subject, to a greater extent than other loans, to adverse conditions in the real estate market or the economy.

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

Other Services

         The Bank participates in a regional network of automated teller machines that may be used by Bank customers in major cities throughout the Southeast. The Bank offers both VISA and MasterCard brands of bankcards together with related lines of credit. The lines of credit may be used for overdraft protection as well as pre-authorized credit for personal purchases and expenses. The Bank also provides travelers checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts, but does not currently provide international or trust banking services. The Bank offers an Internet banking product accessible via the Bank's custom website at www.cornerstonenationalbank.com. The interactive banking product includes an electronic bill payment service that allows customers to make scheduled and/or recurring bill payments electronically. The Bank also offers merchant and other business related services to its commercial customers.

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

General

         As a bank holding company under the Bank Holding Company Act ("BHCA"), the Company obtained the approval of the Board of Governors of the Federal Reserve System (the "Federal Reserve") to acquire the Bank and is subject to the regulations of the Federal Reserve. Under the BHCA, the Company's activities and those of its subsidiaries are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries or engaging in any other activity which the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Company may engage in a broader range of activities if it becomes a "financial holding company" pursuant to the Gramm-Leach-Bliley Act, which is described below under the caption "Gramm-Leach-Bliley Act"." The BHCA prohibits the Company from acquiring direct or indirect control of more than 5% of the outstanding voting stock or substantially all of the assets of any bank or from merging or consolidating with another bank holding company without prior approval of the Federal Reserve. Additionally, the BHCA prohibits the Company from engaging in or from acquiring ownership or control of more than 5% of the outstanding voting stock of any company engaged in a non-banking business unless such business is determined by the Federal Reserve to be so closely related to banking as to be properly incident thereto. The BHCA generally does not place territorial restrictions on the activities of such non-banking related activities.

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

         The Company and the Bank exceeded all applicable capital requirements at December 31, 2002.

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

FDIC Insurance Assessments

         Because the Bank's deposits are insured by the BIF, the Bank is subject to insurance assessments imposed by the FDIC. Currently, the assessments imposed on all FDIC deposits for deposit insurance have an effective rate ranging from 0 to 27 basis points per $100 of insured deposits, depending on the institution's capital position and other supervisory factors. However, because legislation enacted in 1996 requires that insured deposits pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation ("FICO"). To cover those obligations, during 2002, the FDIC assessed both BIF-insured and SAIF insured deposits a range of 1.82 to 1.70 basis points per $100 of deposits. Currently, the FDIC is assessing BIF-insured deposits and SAIF-insured deposits each 1.68 basis points per $100 of deposits to cover the interest on the FICO obligations. The FICO assessment will continue to be adjusted quarterly to reflect changes in the assessment bases of the respective funds based on quarterly Call Report and Thrift Financial Report submissions.

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

Gramm-Leach-Bliley Act

         The Gramm-Leach-Bliley Act, which makes it easier for affiliations between banks, securities firms and insurance companies to take place, was adopted on November 12, 1999. The Act removes Depression-era barriers that had separated banks and securities firms, and seeks to protect the privacy of consumers' financial information. Most of the provisions of the Act require the applicable regulators to adopt regulations in order to implement these provisions, and significant numbers of regulations have been adopted.

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

Item 2.  Description of Property.

         The Company owns 1.83 acres of land at 1670 East Main Street in Easley, South Carolina where its main office is located. The Company purchased 6.772 acres of land on the 40 block of Farrs Bridge Road in Berea, South Carolina on which it constructed a permanent branch office that opened during the third quarter of 2002. The cost of building and furnishing the office was approximately $1.3 million. Both properties are considered to be well suited for the Company's purposes.

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

Item 4.  Submission of Matters to Vote of Security Holders.

         No matters were submitted to a vote of security holders during the fourth quarter of 2002.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

         Although the common stock of the Company may be traded from time to time on an individual basis, no established trading market has developed and none is expected to develop in the foreseeable future. The common stock is not listed on any exchange nor is it traded on the NASDAQ National Market System, nor are there any market makers known to management. During the past calendar year, management was aware of a number of transactions in which the Company's common stock traded at $12.50 per share. However, management has not ascertained that these transactions were the result of arm's length negotiations between the parties, and because of the limited number of shares involved, these prices may not be indicative of the market value of the common stock.

         As of March 1, 2003, there were approximately 484 holders of record of the Company's common stock, excluding individual participants in security position listings.

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

         The information required by Item 201 (d) of Regulation S-B is set forth in Item 11 hereof.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

         Cornerstone Bancorp, (the "Company") is a bank holding company and has no operations other than those carried on by its wholly owned subsidiary, Cornerstone National Bank (the "Bank"). The Bank commenced business on September 15, 1999. It conducts a general banking business from two offices in Easley and Greenville, South Carolina.

         The following information describes various financial aspects of the Bank's business. This information should be read in conjunction with the financial statements of the Company, which appear elsewhere in this document.

Critical Accounting Policies

         The Company has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of the Company's financial statements. The significant accounting policies of the Company are described in the notes to the consolidated financial statements.

         Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities. Management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

         The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of its consolidated financial statements. Refer to the section "Allowance for Loan Losses" for a detailed description of the Company's estimation process and methodology related to the allowance for loan losses.

Earnings Performance

         The Company earned $247,000 or $.28 per basic and diluted share for the year ended December 31, 2002. The Company had a net loss from operations for the year ended December 31, 2001 of $138,000 or $.15 per basic and diluted common share, compared to a net income for the year ended December 31, 2000 of $84,000 or $.10 per basic and $.09 per diluted common share. The Company had net interest income (the difference between interest earned on interest earning assets and interest paid on interest bearing liabilities) of $2.1 million, $1.5 million and $1.2 million for 2002, 2001, and 2000, respectively. The Company also had other operating income (principally mortgage loan origination fees and service fees on deposits) of $472,000, $191,000 and $73,000 in 2002, 2001, and
2000, respectively. The Company provided $183,000, $181,000 and $102,000 to its reserve for loan losses in 2002, 2001, and 2000, respectively, and had other operating expenses (principally salaries and benefits and occupancy and equipment expenses) of $2.1 million in 2002, $1.7 million in 2001 and $1.1 million in 2000.

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

         For the years ended December 31, 2002, 2001, and 2000 net interest income was $2.1 million $1.5 million and $1.2 million, respectively. This increase was primarily attributable to an increase in the volume of loans and investments. Average interest earning assets increased to $56,718,000 in 2002 from $40,973,000 in 2001 and $25,692,000 in 2000. The Bank's relatively young age makes growth a primary driver of net interest income. However, during the past 2 years, interest rates have been at unprecedented low levels, and have also had an impact on net interest income. The average yield on interest earning assets decreased from 7.14% in 2001 to 5.81% in 2002 and from 8.00% to 7.14% in 2000 to 2001, while the average cost of interest bearing liabilities decreased from 4.44% in 2001 to 2.59% in 2002 and from 4.92% in 2000 to 4.44% in 2001. The net yield on average interest earning assets remained the same in 2002 and 2001 at 3.67%. It decreased from 4.75% in 2000 to 3.67% in 2001.

         The table, "Average Balances, Yields and Rates", provides a detailed analysis of the effective yields and rates on the categories of interest earning assets and interest bearing liabilities for the Company for the years ended December 31, 2002 and 2001.

                       Average Balances, Yields and Rates
                             (Dollars in thousands)

                                                         Year Ended December 31, 2002           Year Ended December 31, 2001
                                                         ----------------------------           ----------------------------
                                                                      Interest                             Interest
                                                        Average       Income/     Yields/     Average       Income/    Yields/
                                                      Balances(1)     Expense    Rates(2)   Balances(1)     Expense   Rates(2)
                                                      -----------     -------    --------   -----------     -------   --------
Assets
Securities ........................................    $14,020        $   588      4.20%       $10,497       $   647    6.17%
Federal Funds Sold ................................      5,728             92      1.61%         6,789           266    3.92%
Loans (3), (7) ....................................     36,970          2,613      7.07%        23,618         2,009    8.51%
Interest Bearing Balances .........................          -              -         -%            69             5    7.25%
                                                       -------        -------                  -------       -------
       Total interest earning assets ..............     56,718          3,293      5.81%        40,973         2,927    7.14%
Cash and due from banks ...........................      1,467                                   1,251
Allowance for loan losses .........................       (470)                                  (294)
Premises and equipment ............................      3,239                                   2,473
Other assets ......................................        509                                     375
                                                       -------                                 -------
       Total assets ...............................    $61,463                                 $44,778
                                                       =======                                 =======

Liabilities and shareholders' equity
Interest bearing liabilities
       Interest bearing transaction accounts ......    $ 6,945        $  100      1.44%        $ 6,021       $  163    2.71%
       Savings ....................................     11,394           217      1.90%          6,676          229    3.43%
       Time deposits $100,000 and over ............      9,478           324      3.42%          5,740          334    5.81%
       Other time deposits ........................     13,693           474      3.46%          9,806          544    5.55%
                                                       -------        ------                   -------       ------
         Total interest bearing deposits ..........     41,510         1,115      2.69%         28,243        1,270    4.50%
Federal Funds purchased and
    customer repurchase agreements ................      5,367            98      1.83%          3,801          152    4.00%
                                                       -------        ------                   -------       ------
Total interest bearing liabilities ................     46,877         1,213      2.59%         32,044        1,422    4.44%
Noninterest bearing demand deposits ...............      6,707                                   4,894
Other liabilities .................................        151                                     184
Shareholders' equity ..............................      7,728                                   7,656
                                                       -------                                 -------
       Total liabilities and shareholders' equity .    $61,463                                 $44,778
                                                       =======                                 =======
Interest rate spread (4) ..........................                              3.22%                                2.70%
Net interest income and net yield on earning
assets(5) .........................................                   $2,080     3.67%                        $1,505  3.67%
Interest free funds supporting earning assets (6) .    $ 9,841                                  $8,929

(1)  Average balances calculated based on a daily basis.
(2) Calculated based on the number of days in the year that each type of asset or liability was in existence.
(3) Nonaccruing loans are included in the average loan balances and income on such loans is recognized on a cash basis.
(4) Total interest bearing assets yield less the total interest bearing liabilities rate.
(5)  Net interest income divided by total interest earning assets.
(6)  Total interest earning assets less total interest bearing liabilities.
(7) Interest income on loans includes loan fee income as well as interest income. The amount of loan fees included is not considered material.

Rate/Volume Analysis of Net Interest Income

         The effect of changes in average balances (volume) and rates on interest income, interest expense and net interest income for the years indicated is shown below. The effect of a change in average balance has been determined by applying the average rate in the earlier year to the change in average balance in the later year, as compared with the earlier year. The effect of a change in the average rate has been determined by applying the average balance in the earlier year to the change in the average rate in the later year, as compared with the earlier year.


                                                                                            Year Ended December 31,
                                                                                             2002 compared to 2001
                                                                                          Increase (Decrease) Due to
                                                                                          --------------------------
                                                                                            (Dollars in Thousands)
                                                                                                              Volume/
                                                                             Volume            Rate            Rate          Change
                                                                             ------            ----            ----          ------

Interest earned on:
     Securities ....................................................        $   217         $  (207)        $   (69)        $   (59)

     Federal Funds sold ............................................            (42)           (156)             24            (174)

     Loans .........................................................          1,136            (340)           (192)            604
     Interest bearing balances .....................................             (5)             (5)              5              (5)
                                                                            -------         -------         -------         -------

          Total interest income ....................................          1,306            (708)           (232)            366

Interest paid on:
     Deposits ......................................................            597            (512)           (240)           (155)
     Federal Funds purchased & customer repurchase
         agreements ................................................             63             (83)            (34)            (54)
                                                                            -------         -------         -------         -------

          Total interest expense ...................................            660            (595)           (274)           (209)
                                                                            -------         -------         -------         -------

Change in Net Interest Income ......................................        $   646         $  (113)        $    42         $   575
                                                                            =======         =======         =======         =======

                                                                                          Year Ended December 31,
                                                                                           2001 compared to 2000
                                                                                        Increase (Decrease) Due to
                                                                                        --------------------------
                                                                                          (Dollars in Thousands)
                                                                                                              Volume/
                                                                                Volume          Rate            Rate          Change
                                                                                ------          ----            ----          ------
Interest earned on:

     Securities ......................................................         $  120         $  (29)         $   (6)         $   85

     Federal Funds sold ..............................................            185            (89)            (69)             27

     Loans ...........................................................            992           (129)           (103)            760
          Interest bearing balances ..................................              1              -               -               1
                                                                               ------         ------          ------          ------
Total interest income ................................................          1,298           (247)           (178)            873

Interest paid on:
     Deposits ........................................................            700            (60)            (61)            579
     Federal Funds purchased & customer repurchase
         agreements ..................................................             43            (25)             (8)             10
                                                                               ------         ------          ------          ------
          Total interest expense .....................................            743            (85)            (69)            589
                                                                               ------         ------          ------          ------

Change in Net Interest Income ........................................         $  555         $ (162)         $ (109)         $  284
                                                                               ======         ======          ======          ======

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

         On a cumulative basis, rate sensitive assets exceeded rate sensitive liabilities, resulting in an asset sensitive position at the end of 2002 of $10.1 million, for a cumulative gap ratio of 1.20. The gap is positive when interest sensitive assets exceed interest sensitive liabilities, as was the case at the end of 2002 with respect to the one-year time horizon. When interest sensitive liabilities exceed interest sensitive assets for a specific repricing "horizon", a negative interest sensitivity gap results. For a bank with a positive gap, rising interest rates would be expected to have a positive effect on net interest income and falling rates would be expected to have the opposite effect.

         The table below reflects the balances of interest earning assets and interest bearing liabilities at the earlier of their repricing or maturity dates. Amounts of fixed rate loans are reflected at the loans' final maturity dates. Variable rate loans are reflected at the earlier of their contractual maturity date or the date at which the loan may be repriced contractually. Deposits in other banks and debt securities are reflected at the earlier of each instrument's repricing date for variable rate instruments or the ultimate maturity date for fixed rate instruments. Overnight federal funds sold are reflected in the earliest repricing interval due to the immediately available nature of these funds. Interest bearing liabilities with no contractual maturity, such as interest bearing transaction accounts and savings deposits are reflected in the earliest repricing interval due to contractual arrangements which give management the opportunity to vary the rates paid on these deposits within a thirty-day or shorter period. However, the Bank is under no obligation to vary the rates paid on those deposits within any given period. Fixed rate time deposits, principally certificates of deposit, are reflected at their contractual maturity dates. Federal funds purchased and customer repurchase agreements is presented in the 1-3 month repricing interval because their rates are adjustable at their contractual maturity dates.

                          Interest Sensitivity Analysis

                                                                                  December 31, 2002
                                                                                  -----------------
                                                                1-3      3-12       1-3       3-5      5-15     > 15
                                                  Immediate   Months    Months     Years     Years    Years     Years       Total
                                                  ---------   ------    ------     -----     -----    -----     -----       -----
                                                                                (Dollars in Thousands)
Interest earning assets
    Securities (1) .........................         1,190   3,415      4,983     5,675     3,541        -          -      18,804
    Federal funds sold .....................         1,005       -          -         -         -        -          -       1,005
    Loans (2) ..............................        19,410   4,587      4,286     3,979     8,376      842        220      41,700
                                                    ------   -----      -----     -----    ------    -----     ------      ------
        Total interest earning assets ......        21,605   8,002      9,269     9,654    11,917      842        220      61,509
                                                    ------   -----      -----     -----    ------    -----     ------      ------

Interest bearing deposits
    Interest bearing transaction accounts ..         7,859       -          -         -         -        -          -       7,859
    MMDA's & Savings .......................        11,584       -          -         -         -        -          -      11,584
    Time deposits $100M and over ...........             -   2,594      5,303       949     1,723        -          -      10,569
    Other time deposits ....................             -   2,748      9,237     1,940     2,501        -          -      16,426
    Federal funds purchased and customer
      repurchase agreements ................         3,983       -      1,000         -         -        -          -       4,983
                                                    ------   -----      -----     -----    ------    -----     ------      ------
         Total interest bearing liabilities.        23,426   5,342     15,540     2,889     4,224        -          -      51,421
                                                    ------   -----      -----     -----    ------    -----     ------      ------

Interest sensitivity gap ...................       (1,821)   2,660    (6,271)     6,765     7,693      842        220      10,088
Cumulative interest sensitivity gap ........       (1,821)     839    (5,432)     1,333     9,026    9,868     10,088
Gap ratio ..................................           .92    1.50        .60      3.34      2.82        -          -        1.20
Cumulative gap ratio .......................           .92    1.03        .88      1.03      1.18     1.19       1.20

(1) Securities with call features have been included in the period in which the security becomes callable.
(2) There were no nonaccruing loans or unamortized deferred loan fees, both of which would normally be subtracted from loans for purposes of this table.



                                                                                  December 31, 2001
                                                                                  -----------------
                                                                1-3      3-12       1-3       3-5      5-15      > 15
                                                  Immediate   Months    Months     Years     Years    Years     Years       Total
                                                  ---------   ------    ------     -----     -----    -----     -----       -----
                                                                               (Dollars in Thousands)
Interest earning assets
    Securities ...................................     4,867   1,376        942     5,623         -        -          -      12,808
    Federal funds sold ...........................       970       -          -         -         -        -          -         970
    Loans (1) ....................................    12,950   3,019      5,863     5,425     2,590    1,623          3      31,473
                                                      ------   -----      -----    ------     -----    -----      -----      ------
        Total interest earning assets ............    18,787   4,395      6,805    11,048     2,590    1,623          3      45,251
                                                      ------   -----      -----    ------     -----    -----      -----      ------

Interest bearing deposits
    Interest bearing transaction accounts ........     3,406       -          -     3,406         -        -          -       6,812
    MMDA's & Savings .............................     3,520       -          -     5,423         -        -          -       8,943
    Time deposits $100M and over .................         -   1,505      5,250         -       479        -          -       7,234
    Other time deposits ..........................         -   3,572      6,607       499       184        -          -      10,862
    Federal funds purchased and
    securities sold under agreements to
      repurchase .................................         -   3,293          -         -         -        -          -       3,293
                                                      ------   -----     ------    ------     -----    -----      -----      ------
         Total interest bearing liabilities ......     6,926   8,370     11,857     9,328       663        -          -      37,144
                                                      ------   -----     ------    ------     -----    -----      -----      ------

Interest sensitivity gap .........................    11,861  (3,975)    (5,052)    1,720     1,927    1,623          3       8,107
Cumulative interest sensitivity gap ..............    11,861   7,886      2,834     4,554     6,481    8,104      8,107
Gap ratio ........................................      2.71     .53        .57      1.18      3.91        -          -        1.22
Cumulative gap ratio .............................      2.71    1.52       1.10      1.12      1.17     1.22       1.22

(1) There were no nonaccruing loans or unamortized deferred loan fees, both of which would normally be subtracted from loans for purposes of this table.

Provision for Loan Losses

         The provision for loan losses is charged to earnings based on management's continuing review and evaluation of the loan portfolio and general economic conditions. The provision for 2002 was $182,842 as compared to $180,500 in 2001 and $102,000 in 2000. The amount of the provision was primarily the result of increases in the loan portfolio.

         See "Impaired Loans" and "Allowance for Loan Losses" for a discussion of the factors management considers in its review of the adequacy of the allowance and provision for loan losses.

Other Income

         Other income, which consists primarily of mortgage loan origination fees, service charges on deposit accounts, and other fee income, increased by $281,000 to $472,000 in 2002 from $191,000 in 2001 and $73,000 for the year ended December 31, 2000. The increases are primarily the result of increases in deposit accounts and growth in the mortgage loan origination department.

Other Expenses

         Other expenses, which consist primarily of salaries and employee benefits, net occupancy, and data processing totaled $2.1 million for the year ended December 31, 2002 as compared to $1.7 million for the year ended December 31, 2001. Total other expenses for the year ended December 31, 2000 were $1.1 million. Salaries and employee benefits for 2002 increased by $311,000 or 37% to $1.2 million from $850,000 for the year ended December 31, 2001. This increase was due primarily to the hiring of additional staff to support the opening of the new branch office. Net occupancy expense increased by $40,000 or 15% to $316,000 for the year ended December 31, 2002. This increase was largely a result of the opening of the branch location in August 2002. Data processing expense increased by $30,000 or 29% to $133,000 for the year ended December 31, 2002 from $103,000 for 2001. The increase is primarily the result of increases in banking transactions due to the Bank's growing customer base. The Company's efficiency ratio, which is measured as noninterest expense as a percentage of the sum of net interest income plus other income, improved to 81% from 98% as the Company's noninterest expense was spread over a larger customer base.


Income Taxes

         For 2002 the Company recorded income tax expense of $61,000. As the Company becomes profitable and uses its net operating loss carry forwards, income taxes are moving towards the statutory rates. During the year ended December 31, 2001, the Bank recorded a tax benefit of $7,000 compared to a tax provision of $34,000 for the year ended December 31, 2000. The Bank accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Certain items of income and expense (principally provision for loan losses, depreciation, and pre-opening expenses) are included in one reporting period for financial accounting purposes and another for income tax purposes. Refer to the notes to the Company's consolidated financial statements contained elsewhere herein for more information.

Investment Securities

         As of December 31, 2002 and 2001, the Bank's investment portfolio comprised approximately 28.2% and 25.5%, respectively, of its total assets. The following table summarizes the carrying amounts of securities held by the Bank at December 31, 2002 and 2001. Available-for-sale securities are stated at estimated fair value. Held-for-investment securities are stated at amortized cost. Federal Reserve stock has no quoted market value, but has historically been redeemed at par value, and is therefore carried at cost.

                   Investment Securities Portfolio Composition
                             (Dollars in thousands)

                                                                                                              December 31,
                                                                                                              ------------
                                                                                                   2002                        2001
                                                                                                   ----                        ----
Available for sale:
   U.S. Government Agencies ..................................................                    $10,336                    $12,807
   FNMA Mortgage-backed security .............................................                      1,033                          -
   Corporate bonds ...........................................................                      1,521                          -
                                                                                                  -------                    -------
      Total available for sale ...............................................                     12,890                     12,807

Held to maturity
   U.S. Government Agencies ..................................................                      5,231                          -
   Corporate bonds ...........................................................                        503                          -
                                                                                                  -------                    -------
     Total held to maturity ..................................................                      5,734                          -

Federal Reserve Bank Stock ...................................................                        180                        180
                                                                                                  -------                    -------

Total ........................................................................                    $18,804                    $12,987
                                                                                                  =======                    =======

         The following table presents contractual maturities and weighted average yields of securities at December 31, 2002 and 2001. Securities are presented at their carrying value.

              Investment Securities Portfolio Maturities and Yields

                                                                              December 31, 2002                 December 31, 2001
                                                                              -----------------                 -----------------
                                                                         Amount               Yield          Amount          Yield
                                                                         ------               -----          ------          -----
                                                                                              (Dollars in thousands)
Available for sale securities:
U.S. Government Agencies
     Within one year .......................................            $ 3,591               3.41%         $ 2,748            6.74%
     After one through five years ..........................              5,735               3.37%           9,070            4.41%
     After ten years .......................................              1,010               2.01%             989            4.01%
FNMA Mortgage-backed security (1) ..........................              1,033               5.33%               -               -%
Corporate bonds
     Within one year .......................................              1,302               4.24%               -               -%
     After one through five years ..........................                219               6.98%               -               -%

Held to maturity securities:
U.S. Government Agencies
     After one through five years ..........................              5,231               4.68%               -               -%
Corporate bonds
     Within one year .......................................                503               4.03%               -               -%

Other securities
     No stated maturity ....................................                180               6.00%             180            6.00%
                                                                        -------                             -------
     Total .................................................            $18,804               3.89%         $12,987            4.88%
                                                                        =======                             =======

(1) The FNMA Mortgage-backed security matures within 10 years on an amortizing basis.

         Management assigns securities upon purchase into one of the categories (trading, available-for-sale and held-to-maturity) designated by Statement of

Financial Accounting Standards ("SFAS") No. 115 based on intent, taking into consideration other factors including expectations for changes in market rates of interest, liquidity needs, asset/liability management strategies, and capital requirements. The Bank has not historically held securities for trading purposes.

Loan Portfolio

         Management believes the loan portfolio is adequately diversified. There are no significant concentrations of loans in any particular individuals or industry or group of related individuals or industries which management believes pose a material risk to the Bank, and there are no foreign loans.

         The amount of loans outstanding at December 31, 2002 and 2001 are shown in the following table according to type of loan:

                           Loan Portfolio Composition
                             (Dollars in thousands)

                                                                                             December 31,
                                                                                             ------------
                                                                                  2002                            2001
                                                                                  ----                            ----
                                                                                            % of                               % of
                                                                     Amount                 Loans         Amount               Loans
                                                                     ------                 -----         ------               -----
Commercial and industrial ................................         $  8,395                 20.1%        $ 11,923              37.9%
Real Estate - construction ...............................            8,473                 20.3            1,697               5.4
Real Estate - mortgage
       Farmland ..........................................                -                    -                -                 -
       1-4 family residential ............................            9,543                 22.9            9,126              29.0
       Nonfarm, nonresidential ...........................           12,482                 29.9            4,626              14.7
       Multifamily residential ...........................              908                  2.2              902               2.9
 Consumer installment ....................................            1,899                  4.6            3,199              10.1
                                                                   --------                -----         --------         ---------
        Total Loans ......................................           41,700                100.0%          31,473             100.0%
         Less allowance for loan losses ..................             (553)                                 (384)
                                                                   --------                             ---------
            Net Loans ....................................         $ 41,147                             $  31,089
                                                                   ========                             =========

Maturity Distribution of Loans

         The following table sets forth the maturity distribution of the Bank's loans, by type, as of December 31, 2002, as well as the type of interest requirement on such loans.

                         Maturity Distribution on Loans
                             (Dollars in Thousands)

                                                                                                  December 31, 2002
                                                                                                  -----------------
                                                                              1 Year           1-5           5 Years
                                                                             or Less          Years          or More           Total
                                                                             -------          -----          -------           -----
Commercial and industrial ..........................................         $ 6,399         $ 1,897         $   100         $ 8,395
Real Estate-construction ...........................................           5,748           2,591             133           8,472
Real Estate-mortgage ...............................................           6,538          15,234           1,161          22,934
Consumer installment ...............................................           1,294             605               -           1,899
                                                                             -------         -------         -------         -------
      Total ........................................................         $19,979         $20,327         $ 1,394         $41,700
                                                                             -------         -------         -------         -------

Predetermined rate, maturity greater than one year .................         $     -         $12,390         $ 1,201         $13,591
                                                                             -------         -------         -------         -------

Variable rate or maturity within one year ..........................         $19,979         $ 7,937         $   193         $28,109
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

         Loans which management identifies as impaired generally will be nonperforming loans. Nonperforming loans include nonaccrual loans or loans which are 90 days or more delinquent as to principal or interest payments. At December 31, 2002 and 2001, the Bank had no nonaccrual loans or loans 90 days or more past due.

         Generally, the accrual of interest will be discontinued on impaired loans when principal or interest becomes 90 days past due, and any previously accrued interest on such loans will be reversed against current income. Any subsequent interest income will be recognized on a cash basis when received unless collectibility of a significant amount of principal is in serious doubt. In such cases, collections are credited first to the remaining principal balance on a cost recovery basis. An impaired loan will not be returned to accrual status unless principal and interest are current and the borrower has demonstrated the ability to continue making payments as agreed.

Potential Problem Loans

         Management identifies and maintains a list of potential problem loans. These are loans that are not included in nonaccrual status, or loans that are past due 90 days or more and still accruing interest. A loan is added to the potential problem list when management becomes aware of information about possible credit problems of borrowers that causes doubts as to the ability of such borrowers to comply with the current loan repayment terms. These loans are designated as such in order to be monitored more closely than other credits in the Bank's portfolio. There were approximately $252,000 of loans determined by management to be potential problem loans at December 31, 2002. This amount does not represent management's estimate of potential losses since a large portion of such loans is secured by various types of collateral.

The following table presents information about types of collateral securing potential problem loans as of December 31, 2002:

                                                       December 31, 2002
                                                       -----------------
                                                                      Percent of
                                                       Amount            Total
                                                       ------            -----
         Real Estate Mortgage .....................   $149,744            59.4%
         Equipment and vehicles ...................    102,518            40.6
                                                      --------           -----
                                                      $252,262           100.0%
                                                      ========           =====

Real Estate Owned

         The Bank had no real estate owned pursuant to foreclosure or in-substance foreclosure at December 31, 2002 or 2001. Real estate owned is initially recorded at the lower of net loan principal balance or its estimated fair market value less estimated selling costs. The estimated fair value is determined by appraisal at the time of acquisition.

Allowance for Loan Losses

         The allowance for loan losses is increased by direct charges to operating expense. Losses on loans will be charged against the allowance in the period in which management determines that it is more likely than not such loans have become uncollectible. Recoveries of previously charged off loans will be credited to the allowance. The table, "Summary of Loan Loss Experience", summarizes loan balances at the end of each period indicated, averages for each period, changes in the allowance arising from charge-offs and recoveries by loan category and additions to the allowance which have been charged to expense. In reviewing the adequacy of the allowance for loan losses at each year end, management will take into consideration the historical loan losses experienced by the bank, current economic conditions affecting the borrowers' ability to repay, the volume of loans, and the trends in delinquent, nonaccruing, and any potential problem loans, and the quality of collateral securing nonperforming and problem loans. Management considers the allowance for loan losses to be adequate to cover its estimate of loan losses inherent in the loan portfolio as of December 31, 2002.

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


                         Summary of Loan Loss Experience

                                                                                                         Year Ended December 31,
                                                                                                         -----------------------
                                                                                                       2002                   2001
                                                                                                       ----                   ----
                                                                                                         (Dollars in thousands)
Total loans outstanding at end of period,
      net of deferred net loan fees ...................................................               $41,700                $31,473
                                                                                                                             -------
Average amount of loans outstanding ...................................................               $36,970                $23,618
                                                                                                      -------                -------

Balance of allowance for loan losses-beginning ........................................               $   384                $   207
Loans charged off
      Commercial and industrial .......................................................               $    13                $     -
                                                                                                      -------                -------
      Consumer installment ............................................................                     1                $     3
      Total charge offs ...............................................................               $    14                $     3
                                                                                                      -------                -------
Recoveries of loans previously charged-off
      Commercial and industrial .......................................................               $     -                $     -
                                                                                                      -------                -------
      Consumer installment ............................................................               $     -                $     -
                                                                                                      -------                -------
       Total recoveries ...............................................................               $     -                $     -
                                                                                                      -------                -------
Net charge-offs (recoveries) ..........................................................               $    14                $     3
                                                                                                      -------                -------

Additions to allowance charged to expense .............................................               $   183                $   180
                                                                                                      -------                -------
Additions to allowance charged to expense
Balance of allowance for loan losses-ending ...........................................               $   553                $   384
                                                                                                      =======                =======

Ratios
      Net charge-offs to average loans outstanding ....................................                  0.04%               0.01 %
      Net charge-offs to loans at end of period .......................................                  0.03%               0.01 %
      Allowance for loan losses to average loans ......................................                  1.50%               1.63 %
      Allowance for loan losses to loans at end of period .............................                  1.33%               1.22 %
      Net charge-offs to allowance for loan losses ....................................                  2.53%               0.78 %
      Net charge-offs to provision for loan losses ....................................                  7.65%               1.67 %

The following table presents the allocation of the allowance for loan losses at the end of the years ended December 31, 2002 and 2001, compared with the percent of loans in the applicable categories to total loans. The allowance for loan losses is not restricted to specific categories of loans and is available to absorb losses in all categories.

                     Allocation of Allowance for Loan Losses

                                                                                        Year Ended December 31,
                                                                                        -----------------------
                                                                               2002                                  2001
                                                                               ----                                  ----
                                                                                        % of                                   % of
                                                                     Amount             Loans            Amount                Loans
                                                                     ------             -----            ------                -----
                                                                                        (Dollars in thousands)
Commercial and industrial ..............................              $111               20.1%            $146                 38.0%
Real Estate - construction .............................               113               20.4%              19                  5.0%
Real Estate - mortgage .................................               304               55.0%             181                 47.1%
Consumer installment ...................................                25                4.5%              38                  9.9%
                                                                      ----                ---             ----                  ---
      Total ............................................              $553                100%            $384                  100%
                                                                      ====                ===             ====                  ===


Deposits

         The average amounts of and average rate paid on deposits held by the Bank for the years ended December 31, 2002 and 2001, are summarized below:

                                Average Deposits

                                                                                       Years ended December 31,
                                                                                       ------------------------
                                                                               2002                                 2001
                                                                               ----                                 ----
                                                                    Amount              Rate              Amount               Rate
                                                                    ------              ----              ------               ----
                                                                                 (Dollars in thousands)

Noninterest bearing demand .............................          $ 6,707                  -%            $ 4,894                 -%
Interest bearing transaction accounts ..................            6,945               1.44%              6,021              2.71%
Savings and money market ...............................           11,394               1.90%              6,676              3.43%
Time deposits $100,000 and over ........................            9,478               3.42%              5,740              5.81%
Other time .............................................           13,693               3.46%              9,806              5.55%
                                                                  -------                             ----------
      Total ............................................          $48,217                             $   33,137
                                                                  =======                             ==========

         As of December 31, 2002, the Bank held $10,568,675 in time deposits of $100,000 or more with $2,592,734 maturing within three months, $2,254,703 maturing over three through six months, $3,050,150 maturing over six through twelve months, and $2,671,088 maturing over twelve months. The vast majority of time deposits $100,000 and over are acquired from customers within the Bank's service area in the ordinary course of business. The Bank does not purchase brokered deposits. While most of the large time deposits are acquired from customers with standing relationships with the Bank, it is a common industry practice not to consider these types of deposits as core deposits because their retention can be expected to be heavily influenced by rates offered, and therefore such deposits may have the characteristics of shorter-term purchased funds. Time deposits $100,000 and over involve the maintenance of an appropriate matching of maturity distribution and a diversification of sources to achieve an appropriate level of liquidity.

RETURN ON EQUITY AND ASSETS

         The following table shows the return on assets (net income divided by average total assets), return on equity (net income divided by average equity), dividend payout ratio (dividends declared per share divided by net income per share), and equity to assets ratio (average equity divided by average total assets) for the years ended December 31, 2002 and 2001.

                                              2002                 2001
                                          December 31,         December 31,
                                          ------------         ------------

Return on assets ...................             .40%               (.31%)
Return on equity ...................            3.20%              (1.80%)
Dividend payout ratio ..............            0.00%               0.00%
Equity to assets ratio .............           12.57%              17.10%

         The return on assets and equity improved in 2002 due largely to growth in the Company's customer base and to growth in the mortgage loan department. In 2001 the negative return was largely attributed to occupancy related expenses and staffing expenditures associated with the moving of the Bank's headquarters from temporary to permanent facilities.

         During 2003, the Bank's plan of operation is to seek to attract new deposit and loan customers, especially in the newly established Berea branch. Deposit accounts will be sought from individuals and businesses in the Easley and Berea, South Carolina markets. The Bank intends to offer competitive rates for such accounts and may seek new accounts by offering rates slightly above those prevailing in the market. The Bank intends to seek loan business by offering competitive rates and terms to credit worthy customers. Management will emphasize personal service and accessibility as reasons for customers to do business with the Bank. Personal contacts by management as well as advertising and competitive prices and services are expected to be the Bank's principal marketing tools.

CUSTOMER REPURCHASE AGREEMENTS

         Customer repurchase agreements totaled $4,982,721 and $3,292,960 at December 31, 2002 and 2001, respectively. These accounts are generally commercial sweep accounts and retail repurchase agreements, and have increased as the Bank's commercial customer base has grown. U. S. Government securities with an amortized cost of $6,432,662 and $4,737,928 (fair value of $7,630,957 and $5,317,303) are used as collateral for these sweep accounts and retail repurchase agreements at December 31, 2002 and 2001, respectively.

LIQUIDITY

         Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. Some liquidity is ensured by maintaining assets that may be immediately converted into cash at minimal cost (amounts due from banks and federal funds sold). However, the most manageable sources of liquidity are composed of liabilities, with the primary focus on liquidity management being on the ability to obtain deposits within the Bank's service area. Core deposits (total deposits less time deposits greater than $100,000) provide a relatively stable funding base, and were equal to 64.70% of total assets at December 31, 2002. Asset liquidity is provided from several sources, including amounts due from banks and federal funds sold, and funds from maturing loans. The Bank had over $2.6 million in cash and liquid assets at December 31, 2002. The Bank also has $2.1 million available through a line of credit with other banks as an additional source of liquidity funding. Management believes that the Bank's overall liquidity sources are adequate to meet its operating needs in the ordinary course of its business. Accordingly, the Company does not expect to have to raise additional funds in 2003.

OFF-BALANCE SHEET RISK

         The Company, through the operations of the Bank, makes contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to customers of the Bank at predetermined interest rates for a specified period of time. At December 31, 2002, the Bank had issued commitments to extend credit of $9.0 million through various types of lending arrangements. Of these commitments, 58% or $5.2 million expire within one year and 42% or $3.8 million in commitments expire in one year or more. Past experience indicates that many of these commitments to extend credit will expire unused and it is unlikely that a large portion would be used in a short period of time.

         In addition to commitments to extend credit, the Bank also issues standby letters of credit which are assurances to a third party that it will not suffer a loss if the Bank's customer fails to meet its contractual obligation to the third party. Standby letters of credit totaled approximately $233,000 at December 31, 2002. Past experience indicates that many of these standby letters of credit will expire unused. However, through its various sources of liquidity discussed above, the Bank believes that it will have the necessary resources to meet these obligations should the need arise.


         Neither the Company nor its subsidiary is involved in other off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements, or transactions that could result in liquidity needs or other commitments or significantly impact earnings. The Company did not maintain any obligations under noncancelable operating lease agreements at December 31, 2002. The Company is in the final year of a three-year contract with a data processing service. The annual costs are approximately $125,000. Refer to notes 9 and 13 to the Company's consolidated financial statements for discussions on commitments and contingencies and financial instruments with off balance sheet risk.

CAPITAL RESOURCES

         At December 31, 2002, shareholders' equity increased from the balance at December 31, 2001 by approximately $245,000. Total shareholders' equity at December 31, 2002 was $7,860,137 compared to $7,614,963 as of December 31, 2001.
The increase is a result of net income of $247,285 partially offset by an unrealized loss on investment securities and cash paid in lieu of fractional shares as a result of a stock dividend paid in 2002.

         The Company made capital expenditures for bank premises and furniture and equipment in 2002 totaling approximately $1.0 million. It expects to make additional such expenditures in 2003 of approximately $50,000. Such expenditures were made or are expected to be made from cash on hand.

         The Bank is subject to regulatory capital adequacy standards. Under these standards, financial institutions are required to maintain certain minimum ratios of capital to risk-weighted assets and average total assets. Under the provisions of the Federal Deposit Insurance Corporation Improvements Act of 1991, federal financial institution regulatory authorities are required to implement prescribed "prompt corrective action" upon the deterioration of the capital position of a bank. If the capital position of an affected institution were to fall below certain levels, increasingly stringent regulatory corrective actions are mandated. The Bank's regulatory capital requirements and positions are summarized in the table below:

                                                                                                           To be well capitalized
                                                                                          For capital      under prompt corrective
                                                                                       adequacy purposes      action provisions
                                                                                       -----------------      -----------------
                                                                     Actual                 Minimum                 Minimum
                                                                     ------                 -------                 -------
                                                             Amount        Ratio      Amount       Ratio      Amount          Ratio
                                                             ------        -----      ------       -----      ------          -----
                                                                                     (dollars in thousands)
As of December 31, 2002
   Total Capital (to risk weighted
        assets) ....................................        $7,385         15.0%      $3,938         8.0%      $4,923          10.0%
   Tier 1 Capital (to risk weighted
        assets) ....................................         6,832         13.9        1,969         4.0        2,954           6.0
   Tier 1 Capital (to average assets) ..............         6,832          9.8        2,799         4.0        3,498           5.0

As of December 31, 2001
   Total Capital (to risk weighted
        assets) ....................................        $5,975         17.2%      $2,782         8.0%      $3,479          10.0%
   Tier 1 Capital (to risk weighted
        assets) ....................................         5,590         16.1        1,391         4.0        2,087           6.0
   Tier 1 Capital (to average assets) ..............         5,590         11.1        2,018         4.0        2,522           5.0

INFLATION

         Since the assets and liabilities of a bank are primarily monetary in nature (payable in fixed, determinable amounts), the performance of a bank is affected more by changes in interest rates than by inflation. Interest rates generally increase as the rate of inflation increases, but the magnitude of the change in rates may not be the same.

         While the effect of inflation on banks is normally not as significant as is its influence on those businesses that have large investments in plant and inventories, it does have an effect. During periods of high inflation, there are normally corresponding increases in the money supply, and banks will normally experience above-average growth in assets, loans and deposits. Also general increases in the prices of goods and services usually result in increased operating expenses.

Item 7.  Financial Statements.









               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Cornerstone Bancorp and Subsidiary
Easley, South Carolina


           We have audited the accompanying consolidated balance sheets of Cornerstone Bancorp and Subsidiary (the "Company") as of December 31, 2002 and 2001 and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss), and cash flows for each of the years in the three year period ended December 31, 2002 and 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

           In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cornerstone Bancorp and Subsidiary at December 31, 2002 and 2001 and the results of their operations and cash flows for each of the years in the three year period ended December 31, 2002 and 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.




                                                    /s/ Elliott Davis, LLC


January 27, 2003
Greenville, South Carolina

                       CORNERSTONE BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                                               December 31,
                                                                                                               ------------
                                                                                                        2002                 2001
                                                                                                        ----                 ----
                                                          ASSETS

CASH AND DUE FROM BANKS ....................................................................       $  1,604,208        $  2,649,950

FEDERAL FUNDS SOLD .........................................................................          1,005,000             970,000

INVESTMENT SECURITIES ......................................................................         18,804,514          12,987,333

LOANS, NET .................................................................................         41,146,730          31,088,547

PROPERTY AND EQUIPMENT, NET ................................................................          3,595,724           2,761,261

OTHER ASSETS ...............................................................................            517,190             492,971
                                                                                                   ------------        ------------
         Total assets ......................................................................       $ 66,673,366        $ 50,950,062
                                                                                                   ============        ============

                                           LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
     Deposits
         Noninterest bearing ...............................................................       $  7,269,138        $  6,058,740
         Interest bearing ..................................................................         46,438,384          33,850,944
                                                                                                   ------------        ------------
         Total deposits ....................................................................         53,707,522          39,909,684
     Customer repurchase agreements ........................................................          4,982,721           3,292,960
     Other liabilities .....................................................................            122,986             132,455
                                                                                                   ------------        ------------

         Total liabilities .................................................................         58,813,229          43,335,099

COMMITMENTS AND CONTINGENCIES - Notes 9 and 13

SHAREHOLDERS' EQUITY
     Preferred stock, 10,000 shares authorized, no shares issued ...........................                  -                   -
     Common stock, no par value, 20,000,000 shares authorized,
         879,994 and 800,000 shares issued at December 31, 2002
            and 2001, respectively .........................................................          7,984,925           7,985,000
     Retained deficit ......................................................................           (205,734)           (453,019)
     Accumulated other comprehensive income ................................................             80,946              82,982
                                                                                                   ------------        ------------

         Total shareholders' equity ........................................................          7,860,137           7,614,963
                                                                                                   ------------        ------------
         Total liabilities and shareholders' equity ........................................       $ 66,673,366        $ 50,950,062
                                                                                                   ============        ============





         The accompanying notes are an integral part of these consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                          For the years ended December 31,
                                                                                          --------------------------------
                                                                                   2002                2001                  2000
                                                                                   ----                ----                  ----
INTEREST INCOME
     Loans and fees on loans .......................................          $ 2,612,517          $ 2,009,424           $ 1,248,908
     Investment securities .........................................              680,773              918,040               803,955
     Escrow and interest bearing accounts ..........................                    -                    -                 2,096
                                                                              -----------          -----------           -----------

         Total interest income .....................................            3,293,290            2,927,464             2,054,959

INTEREST EXPENSE
     Deposits and repurchase agreements ............................            1,212,673            1,422,855               833,915
                                                                              -----------          -----------           -----------

         Net interest income .......................................            2,080,617            1,504,609             1,221,044

PROVISION FOR POSSIBLE LOAN LOSSES .................................              182,842              180,500               105,000
                                                                              -----------          -----------           -----------

         Net interest income after provision for
            loan losses ............................................            1,897,775            1,324,109             1,119,044

NONINTEREST INCOME
     Mortgage loan origination fees ................................              257,955               47,278                     -
     Service fees on deposit accounts ..............................              179,378               68,818                     -
     Other .........................................................               34,675               74,693                 8,000
                                                                              -----------          -----------           -----------

        Total noninterest income ...................................              472,008              190,789                 8,000

                                                                              -----------          -----------           -----------
NONINTEREST EXPENSES
     Salaries and benefits .........................................            1,161,063              849,796               566,222
     Advertising ...................................................               27,992               51,459                34,005
     Supplies ......................................................               80,146               83,253                32,886
     Data processing ...............................................              132,636              102,779                76,558
     Occupancy and equipment .......................................              315,658              275,292               141,344
     Professional fees .............................................               65,659               67,212                55,982
     Directors fees ................................................               37,750               33,500                13,800
     Other operating ...............................................              241,094              195,985               153,247
                                                                              -----------          -----------           -----------

         Total noninterest expenses ................................            2,061,998            1,659,276             1,074,044
                                                                              -----------          -----------           -----------

         Income (loss) before income taxes .........................              307,785             (144,378)              118,074

INCOME TAX PROVISION (BENEFIT) .....................................               60,500               (6,785)               33,657
                                                                              -----------          -----------           -----------
         Net income (loss) .........................................          $   247,285          $  (137,593)          $    84,417
                                                                              -----------          -----------           -----------
BASIC NET INCOME (LOSS) PER COMMON SHARE ...........................          $       .28          $      (.15)          $      0.10
                                                                              ===========          ===========           ===========

DILUTED NET INCOME (LOSS) PER
     COMMON SHARE ..................................................          $       .28          $      (.15)          $      0.09
                                                                              ===========          ===========           ===========

BASIC WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING .....................................              879,994              879,994               879,994
                                                                              ===========          ===========           ===========

DILUTED WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING .....................................              888,659              879,994               888,793
                                                                              ===========          ===========           ===========


         The accompanying notes are an integral part of these consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

                                                                                                          Accumulated
                                                                   Common stock                              other         Total
                                                                   ------------              Retained    comprehensive shareholders'
                                                                Shares        Amount          deficit    income (loss)     equity
                                                                ------        ------          -------    -------------     ------
BALANCE, DECEMBER 31, 1999 ..............................       800,000    $ 7,985,000    $  (399,843)   $    (8,663)   $ 7,576,494
   Net income ...........................................             -              -         84,417              -         84,417
   Other comprehensive income, net of taxes
     Unrealized gain on investment securities ...........             -              -              -         30,972         30,972
                                                                                                                        -----------
   Comprehensive income .................................             -              -              -              -        115,389
                                                            -----------    -----------    -----------    -----------    -----------

BALANCE, DECEMBER 31, 2000 ..............................       800,000      7,985,000       (315,426)        22,309      7,691,883
                                                                                                                        -----------
   Net loss .............................................             -              -       (137,593)             -       (137,593)
   Other comprehensive income, net of income taxes:
     Unrealized gain on investment securities ...........             -              -              -         60,673         60,673
                                                                                                                        -----------
   Comprehensive loss ...................................             -              -              -              -        (76,920)
                                                            -----------    -----------    -----------    -----------    -----------

BALANCE, DECEMBER 31, 2001 ..............................       800,000      7,985,000       (453,019)        82,982      7,614,963
   Net income ...........................................                                     247,285                       247,285
   Other comprehensive income, net of income taxes:
     Unrealized loss on investment securities ...........                                                     (2,036)        (2,036)
                                                                                                                        -----------
   Comprehensive income .................................                                                                   245,249
                                                            -----------    -----------    -----------    -----------    -----------
Stock dividend (10%) ....................................        79,994              -              -              -
Cash in lieu of fractional shares on stock dividend .....                          (75)             -              -            (75)
                                                            -----------    -----------    -----------    -----------    -----------

BALANCE, DECEMBER 31, 2002 ..............................       879,994    $ 7,984,925    $  (205,734)   $    80,946    $ 7,860,137
                                                            ===========    ===========    ===========    ===========    ===========






















         The accompanying notes are an integral part of these consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            For the years ended December 31,
                                                                                            --------------------------------
                                                                                       2002              2001               2000
                                                                                       ----              ----               ----
OPERATING ACTIVITIES
     Net income (loss) ....................................................      $    247,285       $   (137,593)      $     84,417
     Adjustments to reconcile net income (loss) to net cash
        provided by (used for) operating activities
        Depreciation and net amortization .................................           244,632            151,035             71,150
        Deferred income tax provision (benefit) ...........................                 -             (6,785)            33,657
        Provision for possible loan losses ................................           182,842            180,500            102,000
        Increase in other assets ..........................................           (23,171)          (111,583)          (160,984)
        Increase (decrease) in other liabilities ..........................            (9,469)            12,014            108,855
                                                                                 ------------       ------------       ------------

           Net cash provided by  operating activities .....................           642,119             87,588            239,095
                                                                                 ------------       ------------       ------------

INVESTING ACTIVITIES
     Decrease (increase) in federal funds sold ............................           (35,000)         2,360,000         (1,420,001)
     Proceeds from maturities and principal paydowns of
     investment securities ................................................        10,043,430          6,616,892          4,801,644
     Purchase of investment securities ....................................       (15,937,498)        (9,491,242)        (5,395,732)
     Increase in loans, net ...............................................       (10,241,025)       (13,038,277)       (11,701,539)
     Purchase of property and equipment ...................................        (1,005,292)          (626,541)        (1,485,205)
                                                                                 ------------       ------------       ------------

           Net cash used for investing activities .........................       (17,175,385)       (14,179,168)       (15,200,833)
                                                                                 ------------       ------------       ------------

FINANCING ACTIVITIES
     Net increase in deposits .............................................        13,797,838         15,118,823         14,869,524
     Net increase in securities sold under
        customer repurchase agreements ....................................         1,689,761            513,706            489,976
     Cash in lieu of fractional shares ....................................               (75)                 -                  -
                                                                                 ------------       ------------       ------------

           Net cash provided by financing activities ......................        15,487,524         15,632,529         15,359,500
                                                                                 ------------       ------------       ------------

           Net increase (decrease) in cash and cash equivalents ...........        (1,045,742)         1,540,949            397,762

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD ..............................         2,649,950          1,109,001            711,239
                                                                                 ------------       ------------       ------------

CASH AND DUE FROM BANKS, END OF PERIOD ....................................      $  1,604,208       $  2,649,950       $  1,109,001
                                                                                 ============       ============       ============

CASH PAID FOR
     Interest .............................................................      $  1,251,165       $  1,424,848       $    755,024
                                                                                 ============       ============       ============

     Income taxes .........................................................      $      2,740       $     47,951       $          -
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

                       CORNERSTONE BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

           Cornerstone Bancorp, (the "Company") was incorporated under the laws of the State of South Carolina for the purpose of operating as a bank holding company for Cornerstone National Bank (the "Bank"). The Company offered its common stock for sale to the public with an initial public offering price of $10 per share and raised approximately $8 million in capital, net of offering expenses. The Company obtained regulatory approval to operate a national bank and opened the Bank for business on September 15, 1999, with a total capitalization of $6 million. The Bank opened a branch location in Greenville, South Carolina in 2002. The Bank provides full commercial banking services to customers and is subject to regulation by the Office of the Controller of the Currency (OCC) and the Federal Deposit Insurance Corporation. The Company is subject to the regulation of the Federal Reserve Board.

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

   Concentrations of credit risk
     The Company makes loans to individuals and businesses in and around Upstate South Carolina for various personal and commercial purposes. The Bank has a diversified loan portfolio and the borrowers' ability to repay their loans is not dependent upon any specific economic sector. The Bank has concentrations of credit in services, construction, manufacturing, retail trade, and health care industries, which by category comprise over 25 percent of Tier 1 Capital adjusted for the allowance for loan losses.

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

     2. Held to maturity securities: These are investment securities that the Company has the ability and intent to hold until maturity. These securities are stated at cost, adjusted for amortization of premiums and the accretion of discounts. The Company had $5.7 million of held to maturity securities at December 31, 2002.

                                                                     (Continued)

     3. Trading securities: These are securities that are bought and held principally for the purpose of selling in the near future. Trading securities are reported at fair market value, and related unrealized gains and losses are recognized in the income statement. The Company has no trading securities.

     The Bank, as a member institution, is required to own certain stock investments in the Federal Reserve Bank of Richmond. The stock is generally pledged against any borrowings from that institution. No ready market exists for the stock and it has no quoted market value. However, redemption of this stock has historically been at par value.

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

   Allowance for possible loan losses
     The provision for possible loan losses charged to operating expenses reflects the amount deemed appropriate by management to establish an adequate reserve to meet the present and foreseeable risk characteristics of the current loan portfolio. Management's judgement is based on periodic and regular evaluation of individual loans, the overall risk characteristics of the various portfolio segments, past experience with losses and prevailing and anticipated economic conditions. Loans that are determined to be uncollectible are charged against the allowance.
     Provisions for possible loan losses and recoveries on loans previously charged off are added to the allowance.

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

    Net income (loss) per common share
     Basic net income (loss) per common share is computed on the basis of the weighted average number of common shares outstanding in accordance with SFAS No. 128, "Earnings per Share". The treasury stock method is used to compute the effect of stock options on the weighted average number of common shares outstanding for the diluted method. The Company declared a 10 percent stock dividend to shareholders of record as of April 30, 2002. All per share amounts have been restated to reflect this transaction.

    Statement of cash flows
     For purposes of reporting cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption "Cash and Due From Banks". Cash and cash equivalents have an original maturity of three months or less.

    Fair values of financial instruments
      SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," as amended by SFAS No. 119, requires disclosure of fair value information for financial instruments, whether or not recognized in the balance sheet, when it is practicable to estimate the fair value. SFAS No. 107 defines a financial instrument as cash, evidence of an ownership interest in an entity or contractual obligations that require the exchange of cash or other financial instruments. Certain items are specifically excluded from the disclosure requirements, including the Company's common stock. In addition, other nonfinancial instruments such as premises and equipment and other assets and liabilities are not subject to the disclosure requirements.







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

          Investment securities - Fair values for federal agency investment securities are based on quoted market prices. The carrying amount of Federal Reserve Bank stock approximates its fair value.

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

   Recently issued accounting standards

      In 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148 "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123". This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of the provisions of SFAS 148 are not expected to have a material impact on the Company.

      Other accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.





                                                                     (Continued)

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


NOTE 2 - RESTRICTIONS ON CASH AND DUE FROM BANKS

           The Bank is required to maintain average reserve balances, computed by applying prescribed percentages to its various types of deposits, either at the bank or on deposit with the Federal Reserve Bank. At December 31, 2002 and 2001 these required reserves were met by vault cash.


NOTE 3 - FEDERAL FUNDS SOLD

           When the Bank's cash reserves (Note 2) are in excess of the required amount, it may lend excess to other banks on a daily basis. As of December 31, 2002 and 2001 federal funds sold amounted to $1,005,000 and $970,000, respectively.


NOTE 4 - INVESTMENT SECURITIES


           Investment securities are comprised of securities available for sale, securities held to maturity and other securities. A summary of the carrying values of investment securities as of December 31, 2002 and 2001 is as follows:

                                                                                                             December 31,
                                                                                                             ------------
                                                                                                      2002                    2001
                                                                                                      ----                    ----
Investment securities available for sale, at fair value ............................             $12,890,356             $12,807,333

Investment securities held to maturity, at amortized cost ..........................               5,734,158                       -

Federal reserve stock, at book value ...............................................                 180,000                 180,000

                                                                                                 -----------             -----------
                   Investment securities ...........................................             $18,804,514             $12,987,333
                                                                                                 ===========             ===========

                                                                     (Continued)

           The amortized cost and fair value of investment securities available for sale are as follows:

                                                                                         December 31, 2002
                                                                                         -----------------
                                                                                          Gross unrealized
                                                                    Amortized             ----------------                  Fair
                                                                       cost             Gains           Losses              value
                                                                       ----             -----           ------              -----
Federal agencies ...........................................       $10,223,713       $   112,595       $         -       $10,336,308
Mortgage-backed securities .................................         1,028,836             4,357                 -         1,033,193
Corporate bonds ............................................         1,515,161             6,724             1,030         1,520,855
                                                                   -----------       -----------       -----------       -----------
           Total investment securities available
             for sale ......................................       $12,767,710       $   123,676       $     1,030       $12,890,356
                                                                   ===========       ===========       ===========       ===========

                                                                                         December 31, 2001
                                                                                         -----------------
                                                                                          Gross unrealized
                                                                    Amortized             ----------------                  Fair
                                                                       cost             Gains           Losses              value
                                                                       ----             -----           ------              -----

Federal agencies .......................                           $12,861,602       $   131,079       $     5,348       $12,987,333
                                                                   ===========       ===========       ===========       ===========


           The amortized cost and fair value of investment securities held to maturity as of December 31, 2002 are summarized in the table below. There were no investment securities held to maturity as of December 31, 2001.

                                                                                         December 31, 2002
                                                                                         -----------------
                                                                                          Gross unrealized
                                                                    Amortized             ----------------                  Fair
                                                                       cost             Gains           Losses              value
                                                                       ----             -----           ------              -----
Federal agencies .......................................           $5,231,214        $  272,782        $      -           $5,503,996
Corporate bonds ........................................              502,944             6,478               -              509,422
                                                                   ----------        ----------        --------           ----------
           Total investment securities .................           $5,734,158        $  279,260        $      -           $6,013,418
                                                                   ==========        ==========        ========           ==========

           The Bank, as a member institution, is required to own stock in the Federal Reserve Bank. No ready market exists for the stock and it has no quoted market value. However, redemption of the stock has historically been at par value.

           The amortized cost and fair value of securities at December 31, 2002 by contractual maturity, are shown in the following chart. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                           December 31, 2002
                                                           -----------------
                                                      Amortized           Fair
                                                         Cost             Value
                                                         ----             -----
Within one year ................................     $ 5,348,139     $ 5,402,073
Due after one through five years ...............      11,130,877      11,458,313
Due in over ten years ..........................       2,022,852       2,043,389
Federal Reserve Bank stock (no maturity) .......         180,000         180,000
                                                     -----------     -----------

    Total investment securities ................     $18,681,868     $19,083,775
                                                     ===========     ===========

           At December 31, 2002 and 2001, securities with a market value of $10,563,862 and $6,655,525, respectively, were pledged to collateralize public deposits, sweep accounts, and repurchase agreements.

NOTE 5 - LOANS

         The composition of net loans by major loan category is presented below:


                                                             December 31,
                                                             ------------
                                                       2002                 2001
                                                       ----                 ----

Commercial .....................................     $ 8,395,171     $11,922,442
Real estate - construction .....................       8,472,508       1,697,155
Real estate - mortgage .........................      22,933,566      14,654,300
Consumer .......................................       1,898,857       3,198,970
                                                     -----------     -----------

Loans, gross ...................................      41,700,102      31,472,867

Less allowance for possible loan losses ........         553,372         384,320

                                                     -----------     -----------
Loans, net .....................................     $41,146,730     $31,088,547
                                                     ===========     ===========


           At December 31, 2002 and 2001 there were no nonaccruing or impaired loans. During the years ended December 31, 2002 and 2001, there were $13,790 and $ 3,180 of loans charged-off, respectively, and no recoveries. There were no loans charged-off in the year ended December 31, 2000.


NOTE 6 - PROPERTY AND EQUIPMENT

         Components of property and equipment included in the balance sheet are as follows:

                                                             December 31,
                                                             ------------
                                                       2002               2001
                                                       ----               ----
Land and improvements ........................       $1,066,952       $1,033,527
Bank premises ................................        2,063,345        1,338,323
Furniture, equipment and software ............          823,246          549,452
Vehicles .....................................           50,129           50,129
Construction in progress .....................                -           32,310
                                                     ----------       ----------
                                                      4,003,672        3,003,741
Accumulated depreciation .....................          407,948          242,480
                                                     ----------       ----------

    Total property and equipment .............       $3,595,724       $2,761,261
                                                     ==========       ==========

         Construction   in   progress  at  December   31,  2001   consisted   of
architectural drawings for a branch location in Berea, South Carolina. The Company completed construction of the branch and opened it for business in August 2002.

         Depreciation expense for the periods ended December 31, 2002, 2001 and 2000 amounted to $170,829, $151,035 and $71,150 respectively. Depreciation is charged to operations over the estimated useful lives of the assets. The estimated useful lives and methods of depreciation for the principal items follow:

        Type of Asset                                 Life in Years                         Depreciation Method
--------------------------------            -------------------------------------          ---------------------------
      Software                                              3                              Straight-line
      Furniture, equipment and software                     5 to 7                         Straight-line
      Improvements                                          5 to 40                        Straight-line
      Vehicles                                              5                              Straight-line

NOTE 7 - DEPOSITS

         The following is a detail of the deposit accounts as of:

                                                             December 31,
                                                             ------------
                                                       2002                2001
                                                       ----                ----

Noninterest bearing ........................       $ 7,269,138       $ 6,058,740
Interest bearing:
     NOW accounts ..........................         7,859,404         6,811,894
     Money market accounts .................         8,652,450         7,943,109
     Savings ...............................         2,931,777         1,000,191
     Time, less than $100,000 ..............        17,045,294        10,861,969
     Time, $100,000 and over ...............         9,949,459         7,233,781
                                                   -----------       -----------

     Total deposits ........................       $53,707,522       $39,909,684
                                                   ===========       ===========

         Interest expense on time deposits greater than $100,000 was $324,001 in 2002, $366,797 in 2001 and $179,667 in 2000.

         At December 31, 2002 the scheduled maturities of certificates of deposit are as follows:

         2003                                     $19,882,608
         2004                                       2,338,895
         2005                                         549,557
         2006                                         369,385
         2007                                       3,854,308
                                                  -----------
                                                  $26,994,753
                                                  ===========


NOTE 8 - SECURITIES SOLD UNDER REPURCHASE AGREEMENTS


         Securities sold under repurchase agreements consist of the following:

                                                             December 31,
                                                             ------------
                                                       2002              2001
                                                       ----              ----
Sweep accounts .............................        $3,982,721        $2,292,960
Retail repurchase agreements ...............         1,000,000         1,000,000
                                                    ----------        ----------
                                                    $4,982,721        $3,292,960
                                                    ==========        ==========


         The Bank enters into sweep and retail repurchase agreements with its customers. These agreements are generally overnight or mature in one year or less. U. S. Government securities with an amortized cost of $6,432,662 and $4,737,928 (fair value of $7,630,957 and $5,317,303) are used as collateral for the sweep accounts and repurchase agreements, at December 31, 2002 and 2001, respectively.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

         The Bank may become party to litigation and claims arising in the normal course of business. As of December 31, 2002, there is no litigation pending.


         The Company has approximately two years remaining on its contract with a data processing service. Monthly costs are approximately $10,500.

         Refer to Note 13 concerning financial instruments with off balance sheet risk.


NOTE 10 - UNUSED LINES OF CREDIT

         At December 31, 2002, the Bank had unused lines of credit to purchase federal funds totaling $2,050,000 from unrelated banks. These lines of credit are available on a one to fourteen-day basis for general corporate purposes of the Bank. The lenders have reserved the right to withdraw the lines at their option.


NOTE 11 - INCOME TAXES

         The provision for income taxes is reconciled to the amount of income tax computed at the federal statutory rate on income before income taxes as follows:

                                                                               For the periods ended December 31,
                                                                               ----------------------------------
                                                                  2002                       2001                      2000
                                                                  ----                       ----                      ----

Tax expense (benefit) at statutory rate ...........   $ 104,647           34%    $ (49,089)          34%    $  40,145           34%
Increase (decrease) in taxes resulting from:
     Valuation allowance adjustment ...............     (45,891)         (15)       42,304          (29)       (6,488)          (5)
     Other, Net ...................................       1,744            1             -            -             -            -
                                                      ---------    ---------     ---------    ---------     ---------    ---------
Income tax provision (benefit) ....................   $  60,500           20%    $  (6,785)           5%    $  33,657           29%
                                                      =========    =========     =========    =========     =========    =========

         The income tax effect of cumulative temporary differences at December 31, are as follows:

                                                                                                      2002                    2001
                                                                                                      ----                    ----

Deferred tax asset (liability):

        Allowance for loan losses ....................................................             $ 212,234              $ 147,250
        Unrealized net gains on securities available for sale ........................               (41,700)               (42,748)
        Depreciation .................................................................              (107,153)               (57,283)
        Other ........................................................................                (3,774)                     -
        Net operating loss carryforward ..............................................                     -                 57,231
                                                                                                   ---------              ---------

               Net deferred tax assets ...............................................                59,607                104,450
               Less valuation allowance ..............................................                41,387                 87,278
                                                                                                   ---------              ---------

               Deferred tax asset ....................................................             $  18,220              $  17,172
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

                                                                     (Continued)

The following summary of the provision for income taxes includes tax deferrals which arise from temporary differences in the recognition of certain items of revenue and expense for tax and financial reporting purposes:

                                                                                                For the periods ended
                                                                                                     December 31,
                                                                                                     ------------
                                                                                   2002                 2001                2000
                                                                                   ----                 ----                ----

Income taxes currently payable ....................................             $ 87,239              $      -              $      -

Deferred income tax provision (benefit) ...........................              (26,739)               (6,785)               33,657
                                                                                --------              --------              --------

        Income tax provision (benefit) ............................             $ 60,500              $ (6,785)             $ 33,657
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

         A  summary  of  loan  transactions  with  directors,   including  their
affiliates, and executive officers are as follows:

                                                                                            For the periods ended
                                                                                                December 31,
                                                                                                ------------
                                                                             2002                    2001                     2000
                                                                             ----                    ----                     ----
Balance, beginning of period ............................               $1,896,689               $1,540,130               $1,838,334
New loans ...............................................                  880,647                1,115,409                  782,900
Less loan payments ......................................                1,315,654                  758,850                1,081,104
                                                                        ----------               ----------               ----------
Balance, end of period ..................................               $1,461,682               $1,896,689               $1,540,130
                                                                        ==========               ==========               ==========


           Deposits  by  directors,   executive  officers,   and  their  related
interests, at December 31, 2002 and 2001 approximated $1,516,941 and $2,480,101, respectively.


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

                                                                     (Continued)

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2002 and 2001, unfunded commitments to extend credit were $8,985,000 and $6,469,735, respectively, and outstanding letters of credit were $233,000 and $495,519, respectively. At December 31, 2002, the unfunded commitments consisted of $7,511,531 at variable rates and $1,473,715 at fixed rates with $5,178,232 expiring within one year. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

NOTE 14 - EMPLOYEE BENEFIT PLAN

         On September 27, 1999, the Company adopted a Simple IRA Plan for the benefit of all eligible employees. The Bank contributes up to three percent of the employee's compensation. Employer contributions made to the Plan in 2002, 2001 and 2000 amounted to $25,142, $21,023, and $13,739, respectively.

NOTE 15 - STOCK OPTION PLAN

         During 1999, the Board of Directors adopted a stock option plan for the benefit of the directors. The Board granted 40,000 options at an option price of $10 per share (adjusted to 44,000 options at an option price of $9.09 per share by the stock dividend discussed in Note 16). All options vest 33 percent each year for three years and expire 10 years from the grant date. The Bank has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation cost been determined based on the fair value at the grant date for the above stock option awards consistent with the provisions of SFAS 123, the Bank's net income (loss) and net income (loss) per common share would have been the pro forma amounts indicated below:

                                                                                            For the periods ended
                                                                                                  December 31,
                                                                                                  ------------
                                                                                2002                  2001                   2000
                                                                                ----                  ----                   ----
Net income (loss)
As reported .....................................................           $   247,285           $  (137,593)           $   84,417
Effect of compensation expense ..................................                     -               (17,200)              (17,200)
                                                                            -----------           -----------            ----------
Pro forma .......................................................               247,285              (154,793)               67,217
                                                                            ===========           ===========            ==========
Basic net income (loss) per common share
As reported .....................................................                   .28                  (.15)                  .10
Pro forma .......................................................                   .28                  (.18)                  .08
Diluted net income (loss) per common share
As reported .....................................................                   .28                  (.15)                  .09
Pro forma .......................................................                   .28                  (.18)                  .07

         The fair value of the option grant is estimated on the date of grant using the Black-Scholes option pricing model. The risk free interest rate assumed was 5.89 percent and the assumed dividend rate was zero. The expected option life was 3 years. As a result, the pro forma amounts were fully expensed as of December 31, 2001. As a result of the stock dividend described in Note 16, all per share amounts have been restated.




                                                                     (Continued)

         A summary of the plan is presented below:


                                                                              For the periods ended December 31,
                                                                              ----------------------------------
                                                                2002                       2001                   2000
                                                                ----                       ----                   ----
                                                                      Weighted                   Weighted                  Weighted
                                                                      average                    average                   average
                                                                      exercise                   exercise                  exercise
                                                        Shares         price      Shares          price      Shares         price
                                                        ------         -----      ------          -----      ------         -----

Outstanding at beginning of period .............        40,000        $   9.09     44,000       $   9.09     44,000       $     9.09
Granted ........................................             -               -          -              -          -                -
Effect of stock dividend .......................         4,000            9.09          -           9.09          -                -
Exercised ......................................             -               -          -              -          -                -
Forfeited or expired ...........................        (1,467)              -          -              -          -                -
                                                        ------                    -------                   -------       ----------

Outstanding at end of period ...................        42,533            9.09     44,000           9.09     44,000             9.09
                                                        ======                    =======                   =======       ==========

Options exercisable at end of period ...........        42,533            9.09     29,334           9.09          -           14,666
Shares available for grant .....................         1,467                       None                      None             None

As described in Note 16 below, the Company's Board of Directors declared a 10 percent stock to shareholders of record on April 30, 2002. The Company's stock option agreements provide for stock dividends and other similar stock transactions to affect the options granted under the agreements. The agreements also provide for the aggregate consideration to be paid upon exercise of the options to remain unchanged following a stock dividend. Therefore, the above table reflects a weighted average exercise price of $9.09 per share rather than the $10.00 original exercise price.

NOTE 16 - DIVIDENDS

         There are no current plans to initiate payment of cash dividends and future dividend policy will depend on the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Company's Board of Directors. Federal banking regulations restrict the amount of dividends that the Bank can pay to the Company. At December 31, 2002, the Bank had no retained earnings from which to pay dividends. The Company's Board of Directors declared a 10 percent stock dividend to shareholders of record on April 30, 2002. The total number of common shares outstanding as of December 31, 2002 is 879,994.

NOTE 17 - REGULATORY MATTERS

         The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. (Continued)

           Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2002, that the Bank meets all capital adequacy requirements to which it is subject.

           As of December 31, 2002, the most recent notification of the banking regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category. The Bank's actual capital amounts and ratios and minimum regulatory amounts and ratios are presented as follows:


                                                                                                             To be well capitalized
                                                                                             For capital     under prompt corrective
                                                                                          adequacy purposes    action provisions
                                                                                          -----------------    -----------------
                                                                         Actual                Minimum                Minimum
                                                                         ------                -------                -------
                                                                  Amount       Ratio     Amount       Ratio     Amount        Ratio
                                                                  ------       -----     ------       -----     ------        -----
                                                                                       (dollars in thousands)
As of December 31, 2002
   Total Capital (to risk weighted assets) ...............       $7,385        15.0%     $3,938        8.0%     $4,923         10.0%
   Tier 1 Capital (to risk weighted assets) ..............        6,832        13.9       1,969        4.0       2,954          6.0
   Tier 1 Capital (to average assets) ....................        6,832         9.8       2,799        4.0       3,498          5.0

As of December 31, 2001
   Total Capital (to risk weighted  assets) ..............       $5,975        17.2%     $2,782        8.0%     $3,479         10.0%
   Tier 1 Capital (to risk weighted assets) ..............        5,590        16.1       1,391        4.0       2,087          6.0
   Tier 1 Capital (to average assets) ....................        5,590        11.1       2,018        4.0       2,522          5.0

NOTE 18 - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

           The estimated fair values of the Company's financial instruments were as follows:

                                                                                              December 31,
                                                                                              ------------
                                                                                2002                               2001
                                                                                ----                               ----
                                                                      Carrying            Fair           Carrying           Fair
                                                                       Amount             Value           Amount            Value
                                                                       ------             -----           ------            -----
FINANCIAL ASSETS
     Cash and due from banks ...............................       $ 1,604,208       $ 1,604,208       $ 2,649,950       $ 2,649,950
     Federal funds sold ....................................         1,005,000         1,005,000           970,000           970,000
     Investment securities .................................        18,804,514        19,083,775        12,987,333        12,987,333
     Loans .................................................        41,146,730        41,774,351        31,472,867        31,516,556
FINANCIAL LIABILITIES
     Deposits ..............................................        53,707,522        54,074,096        39,909,684        40,189,945
     Securities sold under repurchase agreements ...........         4,982,721         4,982,721         3,292,960         3,292,960
OFF BALANCE SHEET INSTRUMENTS
     Commitments to extend credit ..........................         8,985,246         8,985,246         6,469,735         6,469,735
     Standby letters of credit .............................           232,554           232,554           495,519           495,519

NOTE 19 - PARENT COMPANY INFORMATION

         Following is condensed financial information of Cornerstone Bancorp (parent company only):


                            CONDENSED BALANCE SHEETS

                                                                                                              December 31,
                                                                                                              ------------
                                                                                                    2002                    2001
                                                                                                    ----                    ----
ASSETS
     Cash and interest bearing deposits ......................................                 $  907,559                 $1,902,899
     Investment in subsidiary ................................................                  6,912,836                  5,672,900
     Other assets ............................................................                     40,000                     40,000
                                                                                               ----------                 ----------

                                                                                               $7,860,395                 $7,615,799
                                                                                               ==========                 ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
     Accrued expenses ........................................................                 $      258                 $      836
     Shareholders' equity ....................................................                  7,860,137                  7,614,963
                                                                                               ----------                 ----------

                                                                                               $7,860,395                 $7,615,799
                                                                                               ==========                 ==========









                                                                     (Continued)

                       CONDENSED STATEMENTS OF OPERATIONS


                                                                                            For the year ended December 31,
                                                                                            -------------------------------
                                                                                         2002             2001               2000
                                                                                         ----             ----               ----
INCOME
   Interest ................................................................         $  35,877         $  71,725          $   2,096

EXPENSES
   Sundry ..................................................................            30,564            32,813             35,257
                                                                                     ---------         ---------          ---------

   Income (loss) before equity in undistributed  net income ................             5,313            38,912            (33,161)
       (loss) of bank subsidiary
EQUITY IN UNDISTRIBUTED NET INCOME (LOSS) OF
   SUBSIDIARY ..............................................................           241,972          (176,505)           117,578
                                                                                     ---------         ---------          ---------
      Net income (loss) ....................................................         $ 247,285         $(137,593)         $  84,417
                                                                                     =========         =========          =========



                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                             For the year ended December 31,
                                                                                             -------------------------------
                                                                                         2002             2001               2000
                                                                                         ----             ----               ----
OPERATING ACTIVITIES
    Net income (loss) ........................................................      $   247,285       $  (137,593)      $    84,417
       Adjustments to reconcile net income (loss) to net
       cash provided by (used for) operating activities
       Equity  in undistributed net (income) loss of  subsidiary .............         (241,972)          176,505          (117,578)
       Increase in other assets ..............................................                -           (35,472)           (4,528)
       Increase (decrease) in accrued expenses ...............................             (578)           (1,064)            1,900
                                                                                    -----------       -----------       -----------

          Net cash provided by (used for) operating activities ...............            4,735             2,376           (35,789)
                                                                                    -----------       -----------       -----------

INVESTING ACTIVITIES
    Investment in bank subsidiary ............................................       (1,000,000)                -                 -
    Purchase of certificate of deposit .......................................                -                 -          (100,000)
    Proceeds from maturity of certificate of deposit .........................                -           100,000                 -
                                                                                    -----------       -----------       -----------

          Net cash provided by (used for) investing activities ...............       (1,000,000)          100,000          (100,000)
                                                                                    -----------       -----------       -----------
FINANCING ACTIVITIES
          Cash paid in lieu of fractional shares .............................              (75)                -                 -
                                                                                    -----------       -----------       -----------

          Net increase (decrease) in cash ....................................         (995,340)          102,376          (135,789)

CASH, BEGINNING OF YEAR ......................................................        1,902,899         1,800,523         1,936,312
                                                                                    -----------       -----------       -----------

CASH, END OF YEAR ............................................................      $   907,559       $ 1,902,899       $ 1,800,523
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

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         Not Applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors

                  The table shows, as to each director, his name, age, positions held with the Company and principal occupation for the past five years and the period during which he served as a director of the Company. Directors of the Company serve until the annual meeting of shareholders for the year indicated or until their successors are elected and qualify.



NAME                           AGE                  PRINCIPAL OCCUPATION                    DIRECTOR SINCE
----                           ---                  --------------------                    --------------

Members of the Board of  Directors  whose terms will  continue  until the Annual
Meeting of Shareholders of the Company in 2003 (also nominees for the Board of Directors for terms of office to continue until the Annual Meeting of Shareholders of the Company in 2006) are:

Joe E. Hooper                  64    President, Pride Mechanical & Fabrication Company,          1999
                                     Inc.
                                                                                                 1999
Robert R. Spearman             63    Surveyor/Retired
                                                                                                 1999
John M. Warren, Jr., M.D.      52    Physician
                                                                                                 1999
George I. Wike, Jr.            58    Investor

Members of the Board of  Directors  whose terms will  continue  until the Annual
Meeting of Shareholders of the Company in 2005 are:

Ben L. Garvin                  58    President of Cornerstone National Bank, Since
                                     2001; Senior Vice President Central Carolina Bank,          2001
                                     1983 - 2001
                                                                                                 1999
J. Bruce Gaston                46    Certified Public Accountant
                                                                                                 1999
S. Ervin Hendricks, Jr.        60    President, Nu-Life Environmental, Inc., Easley, SC

Members of the Board of  Directors  whose terms will  continue  until the Annual
Meeting of Shareholders of the Company in 2004 are:

J. Rodger Anthony              57    President and Chief Executive Officer of the                1999
                                     Company, since 1999; Chief Executive Officer,
                                     First National Bank of Pickens County, Easley, SC,
                                     1996 to 1998

Walter L. Brooks               75    President, G&B Enterprises, Liberty, SC (egg                1999
                                     production)

T. Edward Childress, III       57    Registered Pharmacist and Long-term care facility           1999
                                     owner

Executive Officers

         The names and positions with the Company of each executive officer of the Company are as follows:

J. Rodger Anthony          President and Chief Executive Officer

Jennifer M. Champagne               Chief Financial Officer

         The age and business experience of Mr. Anthony are set forth above under "-Directors." Mrs. Champagne (age 35) is a Certified Public Accountant, and joined the Company in October 2002 as its Chief Financial Officer. Prior to joining the Company, Mrs. Champagne worked as a Senior Manager with Elliott Davis, LLC from August 2000 to October 2002. Prior to her employment with Elliott Davis, Mrs. Champagne worked as Senior Vice President of Finance for HomeGold, Inc. from March 1998 to June 2000. Neither the principal executive officers nor any directors are related by blood, marriage or adoption in the degree of first cousin or closer.

Item 10. Executive Compensation.

         The following table sets forth the remuneration paid during the years ended December 31, 2002, 2001 and 2000 to the Chief Executive Officer of the Company and the President of the Bank. No other principal officer of the Company or the Bank was paid remuneration in excess of $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                                   Number of
                                                                                   Securities
                                                  Annual Compensation (1)          Underlying
                                                  -----------------------           Options          All Other
Name and Principal Position                  Year     Salary          Bonus         Awarded       Compensation (2)
                                             ----     ------          -----         -------       ----------------
J. Rodger Anthony, President and             2002      $125,000       $ 4,228             -            $3,750
Chief Executive Officer                      2001      $115,000       $ 3,779             -            $3,563
                                             2000      $105,000       $     -             -            $3,150

Ben L. Garvin                                2002      $105,000       $ 3,552             -            $3,150
President, Cornerstone National Bank (3)     2001      $100,000       $     -             -            $2,319

---------------------
(1) Perquisites and personal benefits did not exceed the lesser of $50,000 or 10% of salary plus bonus payments.
(2) Contributions by the Bank to the Bank's Simple IRA Plan on behalf of Mr. Anthony and Mr. Garvin.
(3)  Mr. Garvin became President of the Bank in March 2001.

                            ORGANIZERS' STOCK OPTIONS

On December 14, 1999, the Board of Directors of the Company, in consideration of the time and efforts of the directors of the Company in organizing the Company and its subsidiary bank and each director's personally guaranteeing a portion of the organizational expenses, granted options to each director to purchase up to 4,000 shares of the common stock of the Company for a purchase price of $10.00 per share, which was the price at which the common stock was sold to the public in 1999. The options become exercisable for each director one-third each year beginning on December 14, 2000 and expire on December 14, 2009 unless they terminate sooner as the result of the director's ceasing to be a director of the Company, in which case the options expire six months after the holder ceases to be a director. As described in Note 16 to the Consolidated Financial Statements of the Company, the Company's Board of Directors declared a 10 percent stock to shareholders of record on April 30, 2002. The Company's stock option agreements provide for appropriate adjustments of the number of outstanding stock options in the event of stock dividends and other similar stock transactions. The agreements also provide for the aggregate consideration to be paid upon exercise of the options to be proportionately adjusted following a stock dividend. Therefore, at December 31, 2002, each of the organizing directors held options to purchase 4,400 shares with an exercise price of $9.09 per share.

          OPTION EXERCISES AND YEAR END OPTIONS OUTSTANDING AND VALUES

         The following table presents information about options held by the persons named in the Summary Compensation Table at December 31, 2002. No options were granted to or exercised by Mr. Anthony during the year ended December 31, 2002. Mr. Garvin does not have any stock options and is omitted from the table below.

                                                          Number of Securities                Value of Unexercised
                                                         Underlying Unexercised                   In-the-Money
                                                            Options 12/31/02                   Options 12/31/02(1)
                        Shares Acquired    Value            ----------------                   -------------------
Name                      on Exercise     Realized     Exercisable    Unexercisable      Exercisable       Unexercisable
                          -----------     --------     -----------    -------------      -----------       -------------

J. Rodger Anthony              -             $-           4,400             -              $15,004               $-

---------------
(1) Based on exercise prices of $9.09 per share and assuming that the fair market value of the Company's common stock on December 31, 2002 was $12.50 per share.

Compensation of Directors

         Directors are paid $250 per meeting for service as directors. The directors of the Company also serve as directors of the Bank and receive fees for meetings of the Bank Board of Directors and committee meetings of the Bank Board. The Company and the Bank paid total director fees of $37,750 in 2002. See also "Organizers Stock Options" above for information about stock options granted to the Company's original directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

       The number of shares owned and the percentage of outstanding common stock such number represents at March 1, 2003, for all directors and executive officers of the Company named in the Summary Compensation Table and for all persons who are currently beneficial owners of 5% or more of the Company's common stock is set forth below.

Name (and Address of 5% Owners)                       Number of Shares                   % of Outstanding
                                                   Beneficially Owned (1)                  Common Stock
                                                   ----------------------                ------------------
J. Rodger Anthony                                           37,400                                4.25
Walter L. Brooks (2)                                        11,880                                1.35
T. Edward Childress, III                                    87,175                                9.91
    101 McAlister Lake Drive
    Easley, South Carolina 29642
Ben L. Garvin                                               16,104                                1.83
J. Bruce Gaston                                             20,900                                2.38
S. Ervin Hendricks, Jr.                                     35,750                                4.06
Joe E. Hooper                                               42,900                                4.88
Robert R. Spearman                                           7,700                                0.88
John M. Warren, Jr., M.D.                                   15,400                                1.75
George I. Wike, Jr.                                         86,900                                9.88
    28 Mandarin Circle
    Taylors, SC
All directors and executive                                _______                               _____
officers as a group (11 persons)                           362,109                               41.15

--------------------
(1) Includes for each director, except Mr. Garvin, 4,400 vested stock options that are currently exercisable.
(2) Includes 5,500 shares owned by a partnership in which Mr. Brooks is a partner.

Except as otherwise indicated, to the knowledge of management, all shares are owned directly with sole voting power.

                      Equity Compensation Plan Information

         The following table sets forth information as of December 31, 2002 about all of the Company's compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

                                                                                      Number of securities
                                                                                    remaining available for
                            Number of securities                                     future issuance under
                             to be issued upon            Weighted-average            equity compensation
                                exercise of               exercise price of             plans (excluding
                            outstanding options,        Outstanding options,        securities reflected in
Plan Category               warrants and rights          warrants and rights              column (a))
-------------               -------------------          -------------------              -----------
                                    (a)                          (b)                          (c)

Equity compensation
plans approved by
security holders                     -                            -                            -

Equity compensation
plans not approved by
security holders                   42,553                       $9.09                        1,467
                                   ------                       -----                        -----

Total                              42,553                       $9.09                        1,467
                                   ======                       =====                        =====

         The equity securities shown in the table are stock options granted to directors. Information about the options is set forth in Item 10 above under "Organizer's Stock Options."

Item 12. Certain Relationships and Related Transactions.

         Extensions of Credit. The Company, in the ordinary course of its business, makes loans to and has other transactions with directors, officers, principal shareholders, and their associates. Loans are made on substantially the same terms, including rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectibility or present other unfavorable features. The Company expects to continue to enter into transactions in the ordinary course of business on similar terms with directors, officers, principal stockholders, and their associates. The aggregate dollar amount of such loans outstanding at December 31, 2002 was $1.5 million. During 2002, $881,000 of new loans were made and repayments totaled $1.3 million.

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

Item 13. Exhibits and Reports on Form 8-K.

(a)      Description of Exhibits.

Exhibit No.                Description

3.1                       Articles of Incorporation of Registrant (1)
3.2                       Bylaws of Registrant (1)
10.1                      Form of Option Agreements (2)
21                        Subsidiaries of Registrant (2)
-------------------
(1) Incorporated by reference to Registration Statement on Form SB-2 (No. 333-79543).
(2) Incorporated by reference to Annual Report on Form 10-KSB for the year ended December 31, 1999.

(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the fourth quarter of 2002.

Item 14. Controls and Procedures.

(a) Based on their evaluation of the issuer's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-14(c) and 15d-14(c)) as of a date within 90 days prior to the filing of this annual report, the issuer's chief executive officer and chief financial officer concluded that the effectiveness of such controls and procedures was adequate.

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

                                Cornerstone Bancorp


March 27, 2003                  By: s/J. Rodger Anthony
                                   ---------------------------------------------
                                    J. Rodger Anthony
                                   President and Chief Executive Officer

                                By: s/Jennifer M. Champagne
                                   ---------------------------------------------
                                   Jennifer M. Champagne
                                   Chief Financial Officer
                                   (Principal Financial and Principal Accounting
                                    Officer)

         In accordance with the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                Title                                              Date

s/J. Rodger Anthony
--------------------------               President, Chief Executive Officer, Director       March  27, 2003
J. Rodger Anthony

s/Walter L. Brooks
--------------------------               Director                                           March  27, 2003
Walter L. Brooks

s/T. Edward Childress, III
--------------------------               Director                                           March  27, 2003
T. Edward Childress, III

s/Gen L. Garvin
--------------------------               Director                                           March  27, 2003
Ben L. Garvin

s/J. Bruce Gaston
--------------------------               Director                                           March  27, 2003
J. Bruce Gaston

s/S. Ervin Hendricks, Jr.
--------------------------               Director                                           March  27, 2003
S. Ervin Hendricks, Jr.

s/Joe E. Hooper
--------------------------               Director                                           March  27, 2003
Joe E. Hooper

s/Robert R. Spearman
--------------------------               Director                                           March  27, 2003
Robert R. Spearman

s/John M. Warren, Jr., M.D.
--------------------------               Director                                           March  27, 2003
John M. Warren, Jr., M.D.

s/George I. Wike, Jr.
--------------------------               Director                                           March  27, 2003
George I. Wike, Jr.

                                 CERTIFICATIONS

I, J. Rodger Anthony, certify that:

     1)   I have  reviewed  this  annual  report on Form  10-KSB of  Cornerstone
          Bancorp;

     2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


          b)   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6) The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March  27, 2003

s/J. Rodger Anthony
-----------------------
J. Rodger Anthony
Chief Executive Officer

                                 CERTIFICATIONS

I, Jennifer M. Champagne, certify that:

     1.   I have  reviewed  this  annual  report on Form  10-KSB of  Cornerstone
          Bancorp;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 27, 2003

s/Jennifer M. Champagne
-----------------------
Jennifer M. Champagne
Chief Financial Officer

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