Form 10QSB
period 2003-03-31
CORNERSTONE BANCORP/SC
filed 2003-05-06
CIK 1087455

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM --------------- TO -----------------.


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


Common Stock - No Par Value
 967,968 Shares Outstanding on April 18, 2003


Transitional Small Business Issuer Disclosure Format: [ ]  Yes  [X]  No

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                       CORNERSTONE BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                                                                   March 31,           December 31,
                                                                                                     2003                 2002
                                                                                                     ----                 ----
                                                                                                  (Unaudited)           (Audited)
      ASSETS
Cash and due from banks ..............................................................          $  1,617,051           $  1,604,208
Federal funds sold ...................................................................             4,968,000              1,005,000
Investment securities
   Available for sale  (amortized cost of $8,783,883 and
      $12,767,710 at March 31, 2003 and December 31, 2002,
      respectively) ..................................................................             8,894,405             12,890,356
   Held to maturity (fair value of $6,059,163 and $6,013,418 at
      March 31, 2003 and December 31, 2002, respectively) ............................             5,730,779              5,734,158
   Federal Reserve stock .............................................................               180,000                180,000
Loans ................................................................................            45,969,591             41,700,102
   Less allowance for loan losses ....................................................              (594,897)              (553,372)
                                                                                                ------------           ------------
                                                                                                  45,374,694             41,146,730
Property and equipment, net ..........................................................             3,609,234              3,595,724
Accrued interest receivable ..........................................................               390,752                424,704
Deferred tax asset ...................................................................                40,000                 18,220
Other assets .........................................................................                58,505                 74,266
                                                                                                ------------           ------------
       Total assets ..................................................................          $ 70,863,420           $ 66,673,366
                                                                                                ============           ============

       LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
   Deposits
     Noninterest bearing .............................................................          $  7,364,440           $  6,361,580
     Interest bearing ................................................................            49,126,874             47,345,942
                                                                                                ------------           ------------
       Total deposits ................................................................            56,491,314             53,707,522
   Customer repurchase agreements ....................................................             6,306,103              4,982,721
   Other liabilities .................................................................               166,497                122,986
                                                                                                ------------           ------------
       Total liabilities .............................................................            62,963,914             58,813,229

SHAREHOLDERS' EQUITY
   Common  stock,  no par value, 20,000,000 shares authorized,
   967,993 and 879,994 shares issued and outstanding March 31, 2003
   and December 31, 2002, respectively) ..............................................             7,984,925              7,984,925
   Retained deficit ..................................................................              (158,364)              (205,734)
   Accumulated other comprehensive income ............................................                72,945                 80,946
                                                                                                ------------           ------------
      Total shareholders' equity .....................................................             7,899,506              7,860,137
                                                                                                ------------           ------------
      Total liabilities and shareholders' equity .....................................          $ 70,863,420           $ 66,673,366
                                                                                                ============           ============


           See notes to consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                                           For the three months
                                                                                                              ended March 31,
                                                                                                              ---------------
                                                                                                          2003               2002
                                                                                                          ----               ----
INTEREST AND DIVIDEND INCOME
          Interest and fees on loans .......................................................            $714,082            $607,507
          Investment securities ............................................................             158,115             131,843
          Federal funds sold and interest bearing balances .................................               6,914              14,239
                                                                                                        --------            --------

                    Total interest income ..................................................             879,111             753,589

INTEREST EXPENSE
          Deposits
             Certificates of deposit of $100,000 or more ...................................              81,894              93,108
             Other .........................................................................             194,455             189,100
                                                                                                        --------            --------

                    Total deposits .........................................................             276,349             282,208

          Federal funds purchased and customer repurchase agreements .......................              16,322              22,998
                                                                                                        --------            --------

                    Total interest expense .................................................             292,671             305,206
                                                                                                        --------            --------

          Net interest income ..............................................................             586,440             448,383
          Provision for loan losses ........................................................              40,500              35,000
                                                                                                        --------            --------

                    Net interest income after provision
                       for loan losses .....................................................             545,940             413,383
                                                                                                        --------            --------
          Noninterest income
             Service charges on deposit accounts ...........................................              41,947              36,019
             Mortgage loan origination fees ................................................              81,464              72,668
             Other .........................................................................               8,494               7,730
                                                                                                        --------            --------

                    Total noninterest income ...............................................             131,905             116,417
                                                                                                        --------            --------

          Noninterest expense
             Salaries and employee benefits ................................................             350,925             263,232
             Premises and equipment ........................................................             102,638              74,602
             Data processing ...............................................................              35,472              28,845
             Professional fees .............................................................              27,928              30,503
             Supplies ......................................................................              23,474              13,180
             Other .........................................................................              65,199              53,375
                                                                                                        --------            --------

                    Total noninterest expense ..............................................             605,636             463,737
                                                                                                        --------            --------

                    Net income before taxes ................................................              72,209              66,063

PROVISION FOR INCOME TAXES .................................................................              24,839              13,151
                                                                                                        --------            --------

                    Net income .............................................................              47,370              52,912
                                                                                                        --------            --------

BASIC EARNINGS PER COMMON SHARE
          Weighted average shares outstanding ..............................................             967,993             967,993

          Net income per common share ......................................................            $    .05            $    .05

DILUTED EARNINGS PER COMMON SHARE
          Weighted average shares outstanding ..............................................             983,384             976,800

          Net income per common share ......................................................            $    .05            $    .05

See notes to consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND
                    COMPREHENSIVE INCOME (LOSS) For the three
                      months ended March 31, 2003 and 2002
                                   (Unaudited)



                                                                                                       Accumulated
                                                               Common stock                                other           Total
                                                               ------------              Retained      comprehensive   shareholders'
                                                          Shares         Amount          deficit          income           equity
                                                          ------         ------          -------          ------           ------

BALANCE, DECEMBER 31, 2001 ......................         800,000     $ 7,985,000     $  (453,019)     $    82,982      $ 7,614,963
  Net income ....................................               -               -          52,912                -           52,912
  Other comprehensive income, net of
       income taxes
       Unrealized loss on investment
          securities ............................               -               -               -          (42,199)         (42,199)
                                                                                                                        -----------
  Comprehensive income ..........................               -               -               -                -           10,713
                                                      -----------     -----------     -----------      -----------      -----------

BALANCE MARCH 31, 2002 ..........................         800,000     $ 7,985,000     $  (400,107)     $    40,783      $ 7,625,676
                                                      ===========     ===========     ===========      ===========      ===========


BALANCE, DECEMBER 31, 2002 ......................         879,994     $ 7,984,925     $  (205,734)     $    80,946      $ 7,860,137
  Net income ....................................               -               -          47,370                -           47,370
  Other comprehensive income, net of
        income taxes
  Unrealized loss on investment securities ......               -               -               -           (8,001)          (8,001)
                                                                                                                        -----------
  Comprehensive income ..........................               -               -               -                -           39,369
  Stock dividend (10%) ..........................          87,999               -               -                -                -
                                                      -----------     -----------     -----------      -----------      -----------

BALANCE, MARCH 31, 2003 .........................         967,993     $ 7,984,925     $  (158,364)     $    72,945      $ 7,899,506
                                                      ===========     ===========     ===========      ===========      ===========

















           See notes to consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                For the three months ended March 31,
                                                                                                ------------------------------------
                                                                                                       2003                2002
                                                                                                       ----                ----

OPERATING ACTIVITIES
     Net income ............................................................................        $    47,370         $    52,912
     Adjustments to reconcile net income to net cash used for
        operating activities
        Depreciation and amortization ......................................................             76,449              38,929
        Deferred income taxes ..............................................................            (17,658)            (21,739)
        Provision for possible loan losses .................................................             40,500              35,000
     Changes in operating assets and liabilities
        Decrease in interest receivable ....................................................             33,952              44,939
        Decrease in other assets ...........................................................             15,761                 956
        Increase/(decrease) in other liabilities ...........................................             43,511               9,544
                                                                                                    -----------         -----------

           Net cash provided by operating activities .......................................            239,885             160,541
                                                                                                    -----------         -----------

INVESTING ACTIVITIES
     Net increase in federal funds sold ....................................................         (3,963,000)         (6,527,000)
     Proceeds from maturities and principal repayments of available for sale
           securities ......................................................................          3,960,303           3,375,320
     Purchase of property and equipment ....................................................            (63,055)           (196,331)
     Net increase in loans to customers ....................................................         (4,268,464)         (3,816,646)
                                                                                                    -----------         -----------

           Net cash used for investing activities ..........................................         (4,334,216)         (7,164,657)
                                                                                                    -----------         -----------

FINANCING ACTIVITIES
     Net increase in demand, savings and time deposits .....................................          2,783,792           5,256,126
     Net increase in customer repurchase agreements ........................................          1,323,382             608,287

                                                                                                    -----------         -----------
           Net cash provided by financing activities .......................................          4,107,174           5,864,413
                                                                                                    -----------         -----------

           Net increase (decrease) in cash and cash equivalents ............................             12,843          (1,139,703)
                                                                                                    -----------         -----------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .............................................          1,604,208           2,649,950
                                                                                                    -----------         -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD ...................................................        $ 1,617,051         $ 1,510,247
                                                                                                    ===========         ===========

SUPPLEMENTAL INFORMATION
    Cash paid for interest .................................................................        $   279,845         $   295,773
                                                                                                    ===========         ===========
    Cash paid for income taxes .............................................................        $     6,489         $         -
                                                                                                    ===========         ===========





         See notes to consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Summary of Significant Accounting Principles

A summary of significant accounting policies is included in the Cornerstone Bancorp 2002 Annual Report to Shareholders, which also contains the Company's audited financial statements for 2002 and is included in the Form 10-KSB for the year ended December 31, 2002.

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

The results of operations for any interim period are not necessarily indicative of the results to be expected for an entire year. These interim financial statements should be read in conjunction with the annual financial statements and notes thereto contained in the 2002 Annual Report on Form 10-KSB.

Earnings Per Share

Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" requires that the Company present basic and diluted net income per common share. The assumed conversion of stock options creates the difference between basic and diluted net income per share. Income per share is calculated by dividing net income by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares outstanding for basic net income per common share for the three months ended March 31, 2003 and 2002 was 967,933. The weighted average number of common shares outstanding for diluted net income per common share was 983,384 for the three months ended March 31, 2003. The weighted average number of common shares outstanding for diluted net income per share for the quarter ended March 31, 2002, after effect of the 10% stock dividend, was 976,800 shares.

The Company declared a ten percent common stock dividend in February 2003. Per share data in 2002 has been restated to reflect this transaction.

Stock Based Compensation

The Company has a stock-based director compensation plan that is further described in Note 15 to the financial statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based director compensation cost is reflected in net income, as all stock options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The risk free interest rate used was 5.89 percent and the assumed dividend rate was zero. The expected option life was 3 years. As a result, the pro forma amounts would have been fully expensed as of December 31, 2001.

Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of interest and noninterest income and expenses during the reporting period. Actual results could differ from those estimates. The primary significant estimate in the accompanying consolidated financial statements is the allowance for loan losses. A discussion of the significant factors involved in estimating the allowance for loan losses is included in this Form 10-QSB in "Management's Discussion and Analysis of Financial Condition and Operations" in the section titled "Results of Operations" and in the Company's 2002 Form 10-KSB.

Concentrations of credit risk

The Bank makes loans to individuals and small businesses located primarily in upstate South Carolina for various personal and commercial purposes. The Bank has a diversified loan portfolio and borrowers' abilities to repay loans is not dependent upon any specific economic sector. The Bank monitors the portfolio for concentrations of credit on a quarterly basis using North American Industry Codes ("NAIC"). The Bank has loans in four NAIC categories that each represent more than 10% of the portfolio. These do not necessarily represent areas of greater risk in the portfolio. The NAIC concentrations are 12% in Land Development, 10% in Retail Trade, 15% in Real Estate and Rental and Leasing, and 12% in Health Care and Social Assistance. The portfolio also has loans in 16 other NAIC categories.

Recently issued accounting standards
Accounting standards that have been issued or proposed by the Financial Accounting Standards Board ("FASB") that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Reclassifications

Certain amounts previously disclosed have been reclassified to conform to current year presentation. These reclassifications had no effect on previously reported shareholders' equity or net income.


ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing in the Cornerstone Bancorp Form 10-KSB for the year ended December 31, 2002. The discussion will concentrate on operations for the quarter ended March 31, 2003. Results of operations for the period ending March 31, 2003 are not necessarily indicative of the results to be attained for any other period.

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

The Company commenced operations with the opening of its subsidiary bank, Cornerstone National Bank (the "Bank"), on September 15, 1999. In August 2002 the Bank opened a full service branch in the Berea area of Greenville County, South Carolina.


RESULTS OF OPERATIONS

The Company's net income for the three months ended March 31, 2003 was $47,370 or $.05 per basic and diluted share compared to $52,912 or $.05 per basic and diluted share for the three months ended March 31, 2002. On February 11, 2003 the Company's Board of Directors declared a 10% stock dividend payable on April 17, 2003 to all shareholders of record on March 17, 2003. 2002 earnings per share calculations in this quarterly report have been adjusted to reflect the stock dividend. The slight decline in net income was primarily the result of having opened the Berea branch in late 2002, which increased expenses disproportionately to the income produced by the branch during its early months of operation.

Net interest income was $586,440 for the three months ended March 31, 2003 compared to $448,383 for the three months ended March 31, 2002. The increase was primarily the result of growth from 2002 to 2003 and an increase in loan fee income.

The amount of the Company's provision for loan losses for the three months ended March 31, 2003 was $40,500 compared to $35,000 for the three months ended March 31, 2001. In each case, management has sought to provide the amount estimated to be necessary to maintain an allowance for loan losses that was adequate to cover the level of loss that management believed to be inherent in the portfolio as a whole, taking into account the Company's experience, economic conditions and information about borrowers available at the time of the analysis. See "Loans" for additional information on the Company's loan portfolio and allowance for loan losses.


Non-interest income for the three months ended March 31, 2003 was $131,905 compared to $116,417 for the three months ended March 31, 2002. The increase was primarily the result of deposit growth from 2002 to 2003 and an increase in mortgage origination fee income. The Company hired a second mortgage originator in the fourth quarter of 2002.


Total Non-interest expense for the three months ended March 31, 2003 was $605,636 versus $463,737 for the first three months of 2002. Expenses increased primarily as a result of opening the Berea branch office in the third quarter of 2002. Salaries and occupancy expenses increased 33.3% and 38.8%, respectively, as a result of the additional personnel and facility costs associated with the branch. Data processing expenses also increased 23.0% as a result of growth, including the new branch's accounts.


NET INTEREST INCOME

Net interest income is the difference between the interest earned on earning assets and the interest paid for funds acquired to support those assets. Net interest income, the principal source of the Company's earnings, was $586,440 for the three months ended March 31, 2003. This compared to $448,383 for the three months ended March 31, 2002.

Changes that affect net interest income are changes in the average rate earned on interest earning assets, changes in the average rate paid on interest bearing liabilities, and changes in the volume of interest earning assets and interest bearing liabilities.

Average earning assets for the three months ended March 31, 2003 increased to $62.3 million or 29.0% from the $48.3 million reported for the three months ended March 31, 2002. The increase was mainly attributable to an increase in investments and loans supported by a $14.0 million increase in average interest bearing liabilities, which resulted from various marketing campaigns and significant contributions from the new branch.

For the three months ended March 31, 2003 the average yield on earning assets was 5.72% while the average cost of interest-bearing liabilities was 2.22%. For the three months ended March 31, 2002 the average yield on earning assets was 6.32% and the average cost of interest-bearing liabilities was 3.14%. The decrease in the yield on earning assets and the cost of interest bearing liabilities is attributable to an overall lower interest rate environment resulting from additional rate cuts during 2002 by the Federal Reserve Bank. The net interest margin is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets. The net interest margin for the three months ended March 31, 2003 was 3.82% compared to 3.76% for the three months ended March 31, 2002. The decrease in the net-interest margin is attributable to a decline in overall rates applied to a slightly asset-sensitive balance sheet.

The table below illustrates the average balances of interest earning assets and interest bearing liabilities and the resulting yields and costs for the three-month periods ended March 31, 2003 and 2002.

                                                                  March 31, 2003                           March 31, 2002
                                                                  --------------                           --------------
                                                     Average        Interest        Average      Average      Interest      Average
                                                     Balance         Earned       Yield/Cost     Balance       Earned     Yield/Cost
                                                     -------         ------       ----------     -------       ------     ----------

Investments ..................................     $16,276,280    $   158,115        3.94%     $11,403,493   $   131,843     4.69%
Fed Funds Sold ...............................       2,335,611          6,914        1.20%       3,638,200        14,239     1.59%
Loans ........................................      43,699,790        714,082        6.63%      33,289,375       607,507     7.40%
                                                   -----------    -----------                  -----------   -----------
   Total interest earning assets .............      62,311,681        879,111        5.72%      48,331,068       753,589     6.32%
                                                   ===========    ===========                  ===========   ===========

Interest bearing transaction accounts ........       7,989,044         23,147        1.18%       6,547,888        24,271     1.50%
Savings and money market .....................      11,874,587         39,356        1.34%       9,110,416        45,927     2.04%
Time deposits greater than $100,000 ..........      10,723,742         81,894        3.10%       8,625,524        93,108     4.38%
Other time deposits ..........................      17,829,071        131,952        3.00%      11,500,183       118,902     4.19%
                                                   -----------    -----------                  -----------   -----------
   Total interest bearing deposits ...........      48,416,444        276,349        2.31%      35,784,011       282,208     3.20%
                                                   -----------    -----------                  -----------   -----------
Customer repurchase agreements ...............       5,001,950         16,322        1.32%       3,593,359        22,998     2.60%
                                                   -----------    -----------                  -----------   -----------
   Total interest bearing liabilities ........     $53,418,394        292,671        2.22%     $39,377,370       305,206     3.14%
                                                   ===========    -----------                  ===========   -----------

Net interest income ..........................                    $   586,440                                $   448,383
                                                                  ===========                                ===========
Interest rate spread .........................                                       3.50%                                   3.18%
Interest margin ..............................                                       3.82%                                   3.76%


The Bank, which accounts for all of the Company's sensitivity to changes in interest rates, measures interest sensitivity using various measures. Using a static Gap measurement, which compares the amount of interest sensitive assets repricing within a one year time period as compared to the amount of interest sensitive liabilities repricing within the same time frame, the Bank's sensitivity to changes in interest rates can be analyzed. Although this method does not take into account loan prepayments and other non-contractual changes in balances and the applicable interest rates, it does give some information as to possible changes in net interest income that could be expected simply as a result of changes in interest rates. As of March 31, 2003, the Bank's cumulative Gap ratio was .88 through 12 months. This indicates a slightly liability-sensitive position as of March 31, 2003. In a period of rising interest rates, liability-sensitive balance sheets can experience pressure on the net interest margin, while asset-sensitive balance sheets would be expected to experience the opposite effect. In a period of decreasing interest rates, liability-sensitive balance sheets typically experience a widening of the net interest margin.



BALANCE SHEET REVIEW

Total consolidated assets increased $4.2 million from $66.7 million at December 31, 2002 to $70.9 million at March 31, 2003. This increase in assets was primarily funded by growth of $2.8 million in deposits, which totaled $56.5 million at March 31, 2003 and customer repurchase agreements, which totaled $6.3 million at March 31, 2003. At December 31, 2002, deposits were $53.7 million and customer repurchase agreements were $5.0 million. Deposit and repurchase agreement growth resulted from the opening of the new branch and the Company's marketing efforts. Net loans grew approximately $4.2 million or 10.2% from $41.2 million at December 31, 2002 to $45.4 million at March 31, 2003 as a result of increased loan demand and the new branch. Total investment securities decreased $4.0 million from $18.8 million at December 31, 2002 to $14.8 million at March 31, 2003. The decrease was due primarily to calls of securities during the quarter.

Management seeks to maintain sufficient cash and other forms of liquidity to meet both anticipated and unanticipated cash outflows and a balance sheet mix that effectively utilizes the Company's earning assets. Cash and due from banks amounted to $1.6 million at March 31, 2003 and December 31, 2002. Fed funds sold increased by $4.0 million from $1.0 million at December 31, 2002 to $5.0 million at March 31, 2003. During the quarter several of the Company's securities were called, and the increased liquidity had not yet been redeployed as of March 31, 2003. However, Management's strategy has been to increase the Company's loan to deposit ratio, rather than maintain a large investment portfolio. The loan to deposit ratio as of December 31, 2002 was 76.6% compared to 80.3% as of March 31, 2003. Including customer repurchase agreements with deposits, the loans to borrowed funds ratio was 70.0% at December 31, 2002 and 72.2% at March 31, 2003.

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



OFF BALANCE SHEET RISK

Through the operations of the Bank, the Company has contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank's customers at predetermined interest rates for a specified period of time. Commitments are subject to various conditions which are expected to reduce the credit risk to the Company. At March 31, 2003, the Bank had issued commitments to extend credit of $10.4 million through various types of lending arrangements. Of that amount, approximately $6.8 million was undisbursed amounts of closed-end loans and approximately $3.1 million was related to lines of credit. The Bank's management evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by management upon extension of credit, is based on a credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. Management manages the credit risk on these commitments by subjecting them to normal underwriting and risk management processes. The Bank also had standby letters of credit outstanding of approximately $201,000 at March 31, 2003. An immaterial amount of fees were collected related to these commitments and letters of credit during the quarter ended March 31, 2003. Historically many of these commitments and letters of credit expire unused, and the total amount committed as of March 31, 2003 is not necessarily expected to be funded.



LOANS

Commercial and industrial loans made up 18.3% of the total loan portfolio as of March 31, 2003, totaling $8.4 million. Loans secured by real estate for construction and land development totaled $9.7 million or 21.1% of the total loan portfolio. Nonresidential, nonfarm real estate loans totaled $14.7 million or 32.1% of the portfolio, while all other loans secured by real estate totaled $11.0 million or 23.8% of the total loan portfolio as of March 31, 2003. Installment loans and other consumer loans to individuals comprised $2.2 million or 4.7% of the total loan portfolio. The allowance for loan losses was 1.29% of gross loans as of March 31, 2003 compared to 1.33% as of December 31, 2002. Management evaluates the adequacy of the allowance for loan losses based on various factors including the status of loans in the portfolio, local economic conditions, industry statistics, etc. Based on information available as of March 31, 2003, in Management's opinion, the allowance for loan losses is adequate as of March 31, 2003. At March 31, 2003, the Company had no loans that were 90 days or more past due or non-accruing.


CAPITAL RESOURCES

The capital base for the Company increased by $39,369 for the first three months of 2003, due to net income, partially off-set by a decline in the unrealized gain on investment securities. The Company's equity to asset ratio was 11.15% as of March 31, 2003 compared to 13.4% as of March 31, 2002.

During the quarter ended March 31, 2003, the Company's Board of Directors declared a 10% stock dividend to shareholders of record on March 17, 2003 payable on April 17, 2003. Approximately 88,000 shares were issued as a result of the dividend.



As of March 31, 2003, the Company had a total of 43,560 shares in vested stock options outstanding (after effect of the 10% stock dividend). This compared to 32,267 vested options for the three months ended March 31, 2002 (after effect of the 10% stock dividend).

The Federal Deposit Insurance Corporation has established guidelines for capital requirements for banks. As of March 31, 2003, the Bank exceeds the capital requirement levels that are to be maintained.

                                 Capital Ratios

                                                                                                                     Adequately
                                                                                        Well Capitalized             Capitalized
                                                                   Actual                  Requirement               Requirement
                                                                   ------                  -----------               -----------
                                                             Amount       Ratio        Amount        Ratio        Amount       Ratio
                                                             ------       -----        ------        -----        ------       -----

Total capital to risk weighted assets .............          7,481        13.75%       5,418           10%        4,334          8%
Tier 1 capital to risk weighted assets ............          6,886        12.65%       3,251            6%        2,167          4%
Tier 1 capital to average assets ..................          6,886         9.80%       3,512            5%        2,809          4%


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

            None


ITEM 6.  Exhibits and Reports on Form 8-K.

a)    Exhibits:                     None.

b)    Reports on form 8-K.          None.

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                   Cornerstone Bancorp
                      (Registrant)


By:  s/J. Rodger Anthony                                    Date: April 29, 2003
    ----------------------------------------------------
       J. Rodger Anthony
       Chief Executive Officer



By:  s/Jennifer M. Champagne                                Date: April 29, 2003
    ----------------------------------------------------
       Jennifer M. Champagne
       Senior Vice President and Chief Financial Officer
       (Principal financial officer)

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


Date: April 29, 2003

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


Date: April 29, 2003

s/Jennifer M. Champagne
-----------------------
Jennifer M. Champagne
Chief Financial Officer