Form 10QSB
period 2003-06-30
CORNERSTONE BANCORP/SC
filed 2003-08-13
CIK 1087455

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM _______________ TO _________________.


                        Commission File Number 333-79543


                               CORNERSTONE BANCORP
        (Exact name of small business issuer as specified in the charter)

         South Carolina                                57-1077978
-------------------------------           --------------------------------------
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


Common Stock - No Par Value
967,968 Shares Outstanding on August 1, 2003


Transitional Small Business Issuer Disclosure Format: [   ]  Yes  [ X ]  No

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                       CORNERSTONE BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                                                                     June 30,           December 31,
                                                                                                       2003                 2002
                                                                                                       ----                 ----
                                                                                                   (Unaudited)           (Audited)

      ASSETS
Cash and due from banks ....................................................................       $  2,103,070        $  1,604,208
Federal funds sold and interest bearing balances ...........................................          3,072,064           1,005,000
Investment securities
   Available for sale  (amortized cost of $8,331,743 and $12,767,710 at June 30,
     2003 and December 31, 2002, respectively) .............................................          8,433,384          12,890,356
   Held to maturity (fair value of $6,125,753 and $6,013,418 at June 30, 2003 and
     December 31, 2002, respectively) ......................................................          5,727,400           5,734,158
   Federal Reserve and FHLB stock ..........................................................            294,900             180,000
Loans ......................................................................................         49,943,603          41,700,102
   Less allowance for loan losses ..........................................................           (629,397)           (553,372)
                                                                                                   ------------        ------------
                                                                                                     49,314,206          41,146,730
Property and equipment, net ................................................................          3,562,276           3,595,724
Accrued interest receivable ................................................................            407,068             424,704
Other assets ...............................................................................             44,162              92,486
                                                                                                   ------------        ------------
       Total assets ........................................................................       $ 72,958,530        $ 66,673,366
                                                                                                   ============        ============

       LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
   Deposits
     Noninterest bearing ...................................................................       $  7,832,856        $  7,269,138
     Interest bearing ......................................................................         52,499,306          46,438,384
                                                                                                   ------------        ------------
       Total deposits ......................................................................         60,332,162          53,707,522
   Customer repurchase agreements ..........................................................          4,455,770           4,982,721
   Other liabilities .......................................................................            182,894             122,986
                                                                                                   ------------        ------------
       Total liabilities ...................................................................         64,970,826          58,813,229
SHAREHOLDERS' EQUITY
   Common stock, no par value, 20,000,000 shares authorized, 967,968 and 879,994 shares issued and outstanding June 30, 2003 and December 31, 2002,
       respectively ........................................................................          7,984,608           7,984,925
   Retained deficit ........................................................................            (63,987)           (205,734)
   Accumulated other comprehensive income ..................................................             67,083              80,946
                                                                                                   ------------        ------------
      Total shareholders' equity ...........................................................          7,987,704           7,860,137
                                                                                                   ------------        ------------
      Total liabilities and shareholders' equity ...........................................       $ 72,958,530        $ 66,673,366
                                                                                                   ============        ============


           See notes to consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                            For the three months              For the six months
                                                                               ended June 30,                   ended June 30,
                                                                               --------------                   --------------
                                                                            2003            2002             2003             2002
                                                                            ----            ----             ----             ----
INTEREST AND DIVIDEND INCOME
                Interest and fees on loans .....................       $  776,902       $  642,745       $1,490,984       $1,250,252
                Investment securities ..........................          147,220          117,802          305,335          249,645
                Federal funds sold and interest bearing
                  balances .....................................           14,059           26,605           20,973           40,844
                                                                       ----------       ----------       ----------       ----------

                    Total interest income ......................          938,181          787,152        1,817,292        1,540,741

INTEREST EXPENSE
                Deposits
                Certificates of deposit of $100,000 or more ....           92,396           77,303          174,290          170,411
                Other ..........................................          204,996          189,341          399,451          378,441
                                                                       ----------       ----------       ----------       ----------

                    Total deposits .............................          297,392          266,644          573,741          548,852

                Federal funds purchased and customer
                  repurchase agreements ........................           15,386           22,603           31,708           45,601
                                                                       ----------       ----------       ----------       ----------

                    Total interest expense .....................          312,778          289,247          605,449          594,453
                                                                       ----------       ----------       ----------       ----------

                Net interest income ............................          625,403          497,905        1,211,843          946,288
                Provision for loan losses ......................           34,500           65,343           75,000          100,343
                                                                       ----------       ----------       ----------       ----------

                    Net interest income after provision
                       for loan losses .........................          590,903          432,562        1,136,843          845,945
                                                                       ----------       ----------       ----------       ----------
                Noninterest income
                  Service charges on deposit accounts ..........           52,110           51,265           94,057           87,284
                  Mortgage loan origination fees ...............          112,125           47,690          193,589          120,358
                  Other ........................................            3,707            9,907           12,201           17,637
                                                                       ----------       ----------       ----------       ----------

                    Total noninterest income ...................          167,942          108,862          299,847          225,279
                                                                       ----------       ----------       ----------       ----------

                Noninterest expense
                  Salaries and employee benefits ...............          361,241          263,494          712,166          526,726
                  Premises and equipment .......................          113,538           77,911          207,392          152,513
                  Data processing ..............................           37,016           31,049           72,488           59,894
                  Professional fees ............................           27,648           26,431           55,576           56,934
                  Supplies .....................................           21,126           11,102           44,600           19,802
                  Other ........................................           55,713           59,195          129,696          117,050
                                                                       ----------       ----------       ----------       ----------
                    Total noninterest expense ..................          616,282          469,182        1,221,918          932,919
                                                                       ----------       ----------       ----------       ----------

                    Net income before taxes ....................          142,563           72,242          214,772          138,305

PROVISION FOR INCOME TAXES .....................................           48,186           14,625           73,025           27,776
                                                                       ----------       ----------       ----------       ----------

                    Net income after taxes .....................       $   94,377       $   57,617       $  141,747       $  110,529
                                                                       ==========       ==========       ==========       ==========

BASIC EARNINGS PER COMMON SHARE
                Weighted average shares outstanding ............          967,968          967,968          967,968          967,968
                                                                       ==========       ==========       ==========       ==========

                Net income per common share ....................       $      .10       $      .06       $      .15       $      .11
                                                                       ==========       ==========       ==========       ==========

DILUTED EARNINGS PER COMMON SHARE
                Weighted average shares outstanding ............          982,728          977,673          983,042          977,673
                                                                       ==========       ==========       ==========       ==========

                Net income per common share ....................       $      .09       $      .06       $      .14       $      .11
                                                                       ==========       ==========       ==========       ==========

       See notes to consolidated financial statements

                       CORNERSTONE BANCORP AND SUBSIDIARY
 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                 For the six months ended June 30, 2003 and 2002
                                   (Unaudited)

                                                                                                        Accumulated
                                                               Common stock                                other           Total
                                                               ------------            Retained        comprehensive   shareholders
                                                          Shares        Amount          deficit            income          equity
                                                          ------        ------          -------            ------          ------

BALANCE, DECEMBER 31, 2001 .....................         800,000     $ 7,985,000      $  (453,019)     $    82,982      $ 7,614,963
  Net income ...................................               -               -          110,529                -          110,529
  Other comprehensive income, net of
       income taxes
       Unrealized loss on investment
          Securities, net of tax ...............               -               -                -          (24,785)         (24,785)
                                                                                                                        -----------
  Comprehensive income .........................               -               -                -                -           85,744
  Stock dividend (10%), net of
    fractional shares paid in cash .............          79,994             (75)               -                -              (75)
                                                     -----------     -----------      -----------      -----------      -----------

BALANCE JUNE 30, 2002 ..........................         879,994     $ 7,984,925      $  (342,490)     $    58,197      $ 7,700,632
                                                     ===========     ===========      ===========      ===========      ===========


BALANCE, DECEMBER 31, 2002 .....................         879,994     $ 7,984,925      $  (205,734)     $    80,946      $ 7,860,137
  Net income ...................................               -               -          141,747                -          141,747
  Other comprehensive income, net of
        income taxes
       Unrealized loss on investment
        Securities, net of tax .................               -               -                -          (13,863)         (13,863)
                                                                                                                        -----------
  Comprehensive income .........................               -               -                -                -          127,884
  Stock dividend (10%), net of
      fractional shares paid in cash ...........          87,974            (317)               -                -             (317)
                                                     -----------     -----------      -----------      -----------      -----------

BALANCE, JUNE 30, 2003 .........................         967,968     $ 7,984,608      $   (63,987)     $    67,083      $ 7,987,704
                                                     ===========     ===========      ===========      ===========      ===========















           See notes to consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                   For the six months ended June 30,
                                                                                                   ---------------------------------
                                                                                                       2003                   2002
                                                                                                      ----                   ----
OPERATING ACTIVITIES
     Net income ..........................................................................        $    141,747         $    110,529
     Adjustments to reconcile net income to net cash used for operating activities
        Depreciation and amortization ....................................................             171,417              102,128
        Deferred income taxes ............................................................              12,778              (12,768)
        Provision for possible loan losses ...............................................              75,000              100,343
     Changes in operating assets and liabilities
        Decrease in interest receivable ..................................................              17,636                6,656
        Decrease in other assets .........................................................              22,767               11,724
        Increase/(decrease) in other liabilities .........................................              59,908               (9,395)
                                                                                                  ------------         ------------

           Net cash provided by operating activities .....................................             501,253              309,217
                                                                                                  ------------         ------------

INVESTING ACTIVITIES
     Net increase in federal funds sold ..................................................          (2,067,064)          (4,825,000)
     Proceeds from maturities and principal repayments of available for sale
           securities ....................................................................           5,391,827            7,040,675
     Purchase of available for sale securities ...........................................          (1,000,000)          (2,124,710)
     Purchase of held to maturity securities .............................................                   -           (5,740,973)
     Purchase of Federal Home Loan Bank stock ............................................            (114,900)                   -
     Purchase of property and equipment ..................................................             (69,400)            (591,606)
     Sale of Property and equipment ......................................................               2,250                    -
     Net increase in loans to customers ..................................................          (8,242,476)          (4,915,797)
                                                                                                  ------------         ------------

           Net cash used for investing activities ........................................          (6,099,763)         (11,157,411)
                                                                                                  ------------         ------------

FINANCING ACTIVITIES
     Net increase in demand, savings and time deposits ...................................           6,624,640            6,201,459
     Net increase/(decrease) in customer repurchase agreements ...........................            (526,951)           3,322,111
     Cash paid in lieu of fractional shares in stock dividend ............................                (317)                 (75)
                                                                                                  ------------         ------------

           Net cash provided by financing activities .....................................           6,097,372            9,523,495
                                                                                                  ------------         ------------

           Net increase (decrease) in cash and cash equivalents ..........................             498,862           (1,324,699)
                                                                                                  ------------         ------------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...........................................           1,604,208            2,649,950
                                                                                                  ------------         ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD .................................................        $  2,103,070         $  1,325,251
                                                                                                  ============         ============

SUPPLEMENTAL INFORMATION
    Cash paid for interest ...............................................................        $    601,721         $    635,155
                                                                                                  ============         ============
    Cash paid for income taxes ...........................................................        $     19,109         $          -
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

Principles of Consolidation
The consolidated financial statements include the accounts of Cornerstone Bancorp, the parent company (the "Company"), and Cornerstone National Bank (the "Bank"), its wholly owned subsidiary. All significant intercompany items have been eliminated in the consolidated statements.

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

Earnings Per Share
Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" requires that the Company present basic and diluted net income per common share. The assumed conversion of stock options creates the difference between basic and diluted net income per share. Income per share is calculated by dividing net income by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares outstanding for basic net income per common share for the three months ended June 30, 2003 and 2002 was 967,968. The weighted average number of common shares outstanding for diluted net income per common share was 982,728 for the three months ended June 30, 2003. The weighted average number of common shares outstanding for diluted net income per share for the quarter ended June 30, 2002, after effect of the 10% stock dividend, was 977,673 shares. The weighted average number of common shares outstanding for basic net income per common share for the six months ended June 30, 2003 and 2002 was 967,968. The weighted average number of common shares outstanding for diluted net income per common share was 983,042 for the six months ended June 30, 2003. The weighted average number of common shares outstanding for diluted net income per share for the six months ended June 30, 2002, after effect of the 10% stock dividend, was 977,673 shares.

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

On May 13, 2003, the stockholders of Cornerstone Bancorp approved the 2003 Stock Option Plan (the "2003 Plan"). The 2003 Plan sets aside 125,000 shares of stock for possible future awards to directors or employees. As of June 30, 2003 no options have been granted pursuant to the 2003 Plan. The Company accounts for this plan under APB Opinion No. 25 as well.

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

Concentrations of credit risk
The Bank makes loans to individuals and small businesses located primarily in upstate South Carolina for various personal and commercial purposes. The Bank has a diversified loan portfolio and borrowers' ability to repay loans is not dependent upon any specific economic sector. The Bank monitors the portfolio for concentrations of credit on a quarterly basis using North American Industry Codes ("NAIC"). The Bank has loans in four NAIC categories that each represent more than 10% of the portfolio. These do not necessarily represent areas of greater risk in the portfolio. The NAIC concentrations are 13% in Land Development, 10% in Retail Trade, 15% in Real Estate and Rental and Leasing, and 10% in Health Care and Social Assistance. The portfolio also has loans in 20 other NAIC categories.

Recently issued accounting standards
In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-based Compensation--Transition and Disclosure", an amendment of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Pronouncement Board ("APB") Opinion No. 28, "Interim Financial Reporting", to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. The provisions of SFAS No. 148 are effective for annual financial statements for fiscal years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company has adopted the disclosure provisions of SFAS No. 148, which had no impact on the financial condition or operating results of the Company.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and loan commitments that relate to the origination of mortgage loans held for sale, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 will not have a material impact on the financial condition or operating results of the Company.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances.) Many of those instruments were previously classified as equity. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the financial condition or operating results of the Company.

In June 2003, the American Institute of Certified Public Accountants (AICPA) issued an exposure draft of a proposed Statement of Position (SOP), Allowance for Credit Losses. The proposed SOP addresses the recognition and measurement by creditors of the allowance for credit losses related to all loans, as that term is defined in SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The proposed SOP provides that the allowance for credit losses reported on a creditor's balance sheet should consist only of (1) a component for individual loan impairment recognized and measured pursuant to FASB Statement No. 114 and
(2) one or more components of collective loan impairment recognized pursuant to FASB Statement No. 5, Accounting for Contingencies, and measured in accordance with the guidance in the proposed SOP. The provisions of the proposed SOP would be effective for financial statements for fiscal years beginning after December 15, 2003, with earlier application permitted. The effect of initially applying the provisions of the proposed SOP would be reported as a change in accounting estimate. Comments on the exposure draft are due by September 19, 2003. The effect on the financial condition or operating results of the Company related to the adoption of this proposed SOP have not been determined, but would most likely be material.

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


ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing in the Cornerstone Bancorp Form 10-KSB for the year ended December 31, 2002. The discussion will concentrate on operations for the quarter and six months ended June 30, 2003. Results of operations for the period ending June 30, 2003 are not necessarily indicative of the results to be attained for any other period.

Statements included in this report which are not historical in nature are intended to be, and are hereby identified as "forward looking statements" for purposes of the safe harbor provided by section 21E of the Securities Exchange Act of 1934, as amended. Words such as "estimate", "project", "intend", "expect", "believe", "anticipate", "plan", and similar expressions identify forward-looking statements. The Company cautions readers that forward looking statements including without limitation, those relating to the Company's new offices, future business prospects, revenues, working capital, adequacy of the allowance for loan losses, liquidity, capital needs, interest costs, and income, are subject to risks and uncertainties that could cause actual results to differ from those indicated in the forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission.

The Company commenced operations with the opening of its subsidiary bank, Cornerstone National Bank (the "Bank"), on September 15, 1999. In August 2002 the Bank opened a full service branch in the Berea area of Greenville County, South Carolina.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002

The Company's net income for the three months ended June 30, 2003 was $94,377 or $.10 per basic and $.09 per diluted share compared to $57,617 or $.06 per basic and diluted share for the three months ended June 30, 2002. On February 11, 2003 the Company's Board of Directors declared a 10% stock dividend payable on April 17, 2003 to all shareholders of record on March 17, 2003. 2002 earnings per share calculations in this quarterly report have been adjusted to reflect the stock dividend. The increase in net income for the quarter reflects the Bank's growth.

Net interest income was $625,403 for the three months ended June 30, 2003 compared to $497,905 for the three months ended June 30, 2002. The increase was primarily the result of growth from 2002 to 2003.

The amount of the Company's provision for loan losses for the three months ended June 30, 2003 was $34,500 compared to $65,343 for the three months ended June 30, 2002. In each case, management has sought to provide the amount estimated to be necessary to maintain an allowance for loan losses that was adequate to cover the level of loss that management believed to be inherent in the portfolio as a whole, taking into account the Company's experience, economic conditions and information about borrowers available at the time of the analysis. See "Loans" for additional information on the Company's loan portfolio and allowance for loan losses.

Non-interest income for the three months ended June 30, 2003 was $167,942 compared to $108,862 for the three months ended June 30, 2002. The increase was primarily the result of an increase in mortgage origination fee income. The Company hired a second mortgage originator in the fourth quarter of 2002.

Total non-interest expense for the three months ended June 30, 2003 was $616,282 versus $469,182 for the three months ended June 30, 2002. Expenses increased primarily as a result of opening the Berea branch office in the third quarter of 2002. Salaries and occupancy expenses increased 37% and 46%, respectively, as a result of the additional personnel and facility costs associated with the branch. Supplies expense increased 90% due to the new branch's activities. Data processing expenses also increased 19% as a result of growth, including the new branch's accounts.

NET INTEREST INCOME

Net interest income is the difference between the interest earned on earning assets and the interest paid for funds acquired to support those assets. Net interest income, the principal source of the Company's earnings, was $625,403 for the three months ended June 30, 2003. This compared to $497,905 for the three months ended June 30, 2002.

Changes that affect net interest income are changes in the average rate earned on interest earning assets, changes in the average rate paid on interest bearing liabilities, and changes in the volume of interest earning assets and interest bearing liabilities.

Average earning assets for the three months ended June 30, 2003 increased to $66.7 million or 23.5% from the $54.0 million reported for the three months ended June 30, 2002. The increase was mainly attributable to increases in investments and loans. These increases were supported by a $12.3 million increase in average interest bearing liabilities, primarily in various deposit products. The growth in deposits resulted from various marketing campaigns and significant contributions from the new branch.

For the three months ended June 30, 2003 the average yield on earning assets was 5.64% while the average cost of interest-bearing liabilities was 2.23%. For the three months ended June 30, 2002 the average yield on earning assets was 5.84% and the average cost of interest-bearing liabilities was 2.64%. The decrease in the yield on earning assets and the cost of interest bearing liabilities is attributable to a lower overall interest rate environment resulting from additional rate cuts during 2002 and 2003 by the Federal Reserve Board. The net interest margin is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets. The net interest margin for the three months ended June 30, 2003 was 3.76% compared to 3.70% for the three months ended June 30, 2002. The slight increase in the net-interest margin is attributable to an improvement in the mix of total interest-bearing assets to include a higher percentage of loans and decreases in the average cost of interest-bearing liabilities of a greater magnitude than the decreases in yields on average interest-earning assets. The interest rate spread for the quarter ended June 30, 2003 was 3.41% compared to 3.21% for the quarter ended June 30, 2002.

The table below illustrates the average balances of interest earning assets and interest bearing liabilities and the resulting yields and costs for the three-month periods ended June 31, 2003 and 2002.

                                                                June 30, 2003                               June 30, 2002
                                                                -------------                               -------------
                                                    Average       Interest       Average         Average       Interest     Average
                                                    Balance        Earned       Yield/Cost       Balance        Earned    Yield/Cost
                                                    -------        ------       ----------       -------        ------    ----------
Investments .................................    $ 14,928,533    $ 147,220         3.96%       $11,546,514     $117,802        4.09%
Fed Funds Sold ..............................       4,008,328       14,059         1.41%         6,368,286       26,605        1.68%
Loans .......................................      47,768,941      776,902         6.52%        36,115,691      642,745        7.14%
                                                 ------------    ---------                     -----------     --------
   Total interest earning assets ............      66,705,802      938,181         5.64%        54,030,491      787,152        5.84%
                                                 ============    =========                     ===========     ========

Interest bearing transaction accounts .......       8,263,441       23,093         1.12%         6,612,152       24,416        1.48%
Savings and money market ....................      12,464,715       41,618         1.34%        10,723,917       52,623        1.97%
Time deposits greater than $100,000 .........      11,991,682       92,396         3.09%         9,240,585       77,303        3.36%
Other time deposits .........................      19,201,245      140,285         2.93%        12,796,784      112,302        3.52%
                                                 ------------    ---------                     -----------     --------
   Total interest bearing deposits ..........      51,921,083      297,392         2.30%        39,373,438      266,644        2.72%
                                                 ------------    ---------                     -----------     --------
Customer repurchase agreements ..............       4,399,115       15,386         1.40%         4,627,164       22,603        1.96%
                                                 ------------    ---------                     -----------     --------
   Total interest bearing liabilities .......    $ 56,320,198      312,778         2.23%       $44,000,602      289,247        2.64%
                                                 ============    =========                     ===========     ========

Net interest income .........................                    $ 625,403                                     $497,905
                                                                 =========                                     ========
Interest rate spread ........................                                      3.41%                                       3.21%
Interest margin .............................                                      3.76%                                       3.70%



The Bank, which accounts for all of the Company's sensitivity to changes in interest rates, measures interest sensitivity using various measures. Using a static Gap measurement, which compares the amount of interest sensitive assets repricing within a one year time period as compared to the amount of interest sensitive liabilities repricing within the same time frame, the Bank's sensitivity to changes in interest rates can be analyzed. Although this method does not take into account loan prepayments, interest rate floors and ceilings, and other non-contractual changes in balances and the applicable interest rates, it does give some information as to possible changes in net interest income that could be expected simply as a result of changes in interest rates. As of June 30, 2003, the Bank's cumulative Gap ratio was .92 through 12 months. This indicates a slightly liability-sensitive position as of June 30, 2003. In a period of rising interest rates, liability-sensitive balance sheets can experience pressure on the net interest margin, while asset-sensitive balance sheets would be expected to experience the opposite effect. In a period of decreasing interest rates, liability-sensitive balance sheets typically experience a widening of the net interest margin. However, due to the static nature of the Gap measurement, the measurement may not be a sound predictor of changes in the Bank's net interest income.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

The Company's net income for the six months ended June 30, 2003 was $141,747 or $.15 per basic and $.14 per diluted share compared to $110,529 or $.11 per basic and diluted share for the six months ended June 30, 2002. On February 11, 2003 the Company's Board of Directors declared a 10% stock dividend payable on April 17, 2003 to all shareholders of record on March 17, 2003. 2002 earnings per share calculations in this quarterly report have been adjusted to reflect the stock dividend. The increase in net income is due to growth of the Bank as well as increased mortgage loan origination fees.

Net interest income was $1,211,843 million for the six months ended June 30, 2003 compared to $946,288 for the six months ended June 30, 2002. The increase was primarily the result of growth from 2002 to 2003 and an increase in loan fee income.

The amount of the Company's provision for loan losses for the six months ended June 30, 2003 was $75,000 compared to $100,343 for the six months ended June 30, 2002. In each case, management has sought to provide the amount estimated to be necessary to maintain an allowance for loan losses that was adequate to cover the level of loss that management believed to be inherent in the portfolio as a whole, taking into account the Company's experience, economic conditions and information about borrowers available at the time of the analysis. See "Loans" for additional information on the Company's loan portfolio and allowance for loan losses.

Non-interest income for the six months ended June 30, 2003 was $299,847 compared to $225,279 for the six months ended June 30, 2002. The increase was primarily the result of deposit growth from 2002 to 2003 and an increase in mortgage origination fee income. The Company hired a second mortgage originator in the fourth quarter of 2002.

Total Non-interest expense for the six months ended June 30, 2003 was $1.2 million versus $932,919 for the six months ended June 30, 2002. Expenses increased primarily as a result of opening the Berea branch office in the third quarter of 2002. Salaries and occupancy expenses increased 35% and 36%, respectively, as a result of the additional personnel and facility costs associated with the branch. Data processing and supplies expenses increased 21% and 125%, respectively, as a result of growth, including the new branch's activity.

NET INTEREST INCOME

Net interest income, was $1,211,843 for the six months ended June 30, 2003. This compared to $946,288 for the six months ended June 30, 2002.


Average earning assets for the six months ended June 30, 2003 increased to $64.5 million or 26% from the $51.2 million reported for the six months ended June 30, 2002. The increase was mainly attributable to an increase in investments and loans. Average interest bearing liabilities increased $12.7 million to $54.4 million for the six months ended June 30, 2003. The increase is centered in savings and time deposits. The growth is due to the opening of the Berea branch in August of 2002 and due to promotion of certain certificate of deposit products.

For the six months ended June 30, 2003 the average yield on earning assets was 5.68% while the average cost of interest-bearing liabilities was 2.24%. For the six months ended June 30, 2002 the average yield on earning assets was 6.07% and the average cost of interest-bearing liabilities was 2.87%. The decrease in the yield on earning assets and the cost of interest bearing liabilities is attributable to a lower overall interest rate environment resulting from additional rate cuts during 2002 and 2003 by the Federal Reserve Board. The net interest margin for the six months ended June 30, 2003 was 3.79% compared to 3.73% for the six months ended June 30, 2002. The increase in the net-interest margin is attributable to a change in the mix of the types of interest earning assets as the Bank has grown combined with a decline in overall rates. Loans comprised approximately 68% of interest earning assets for the six months ended June 30, 2002. Loans increased to approximately 71% of interest earning assets for the six months ended June 30, 2003. Since loans are the most productive of the Bank's assets, net yields improved, even while rates decreased to unprecedented levels. Certain loan products also have floors for fixed rates of interest that have not continued to adjust downward. Deposit rates have continued to decline due to additional cuts in the discount rate by the Federal Reserve and as certificates of deposit have matured and repriced.

The table below illustrates the average balances of interest earning assets and interest bearing liabilities and the resulting yields and costs for the six month periods ended June 30, 2003 and 2002.

                                                               June 30, 2003                                June 30, 2002
                                                               -------------                                -------------
                                                    Average       Interest      Average          Average       Interest     Average
                                                    Balance        Earned      Yield/Cost        Balance        Earned    Yield/Cost
                                                    -------        ------      ----------        -------        ------    ----------
Investments ...................................   $15,598,683   $  305,335         3.95%       $11,475,399   $  249,645        4.39%
Fed Funds Sold ................................     3,176,573       20,973         1.33%         5,010,785       40,844        1.64%
Loans .........................................    45,745,606    1,490,984         6.57%        34,730,152    1,250,252        7.26%
                                                  -----------   ----------                     -----------   ----------
   Total interest earning assets ..............    64,520,862    1,817,292         5.68%        51,216,336    1,540,741        6.07%
                                                  ===========   ==========                     ===========   ==========

Interest bearing transaction accounts .........     8,127,000       46,240         1.15%         6,580,198       48,688        1.49%
Savings and money market ......................    11,718,789       80,974         1.39%         9,921,635       98,550        2.00%
Time deposits greater than $100,000 ...........    11,361,214      174,290         3.09%         8,934,753      170,411        3.85%
Other time deposits ...........................    18,518,945      272,237         2.96%        12,152,030      231,203        3.84%
                                                  -----------   ----------                     -----------   ----------
   Total interest bearing deposits ............    49,725,948      573,741         2.33%        37,588,616      548,852        2.94%
                                                  -----------   ----------                     -----------   ----------
Customer repurchase agreements ................     4,698,867       31,708         1.36%         4,113,118       45,601        2.24%
                                                  -----------   ----------                     -----------   ----------
   Total interest bearing liabilities .........   $54,424,815      605,449         2.24%       $41,701,734      594,453        2.87%
                                                  ===========   ==========                     ===========   ==========

Net interest income ...........................                 $1,211,843                                   $  946,288
                                                                ==========                                   ==========
Interest rate spread ..........................                                    3.44%                                       3.19%
Interest margin ...............................                                    3.79%                                       3.73%


BALANCE SHEET REVIEW

Total consolidated assets increased $6.3 million from $66.7 million at December 31, 2002 to $73.0 million at June 30, 2003. This increase in assets was primarily funded by growth of $6.6 million in deposits, which totaled $60.3 million at June 30, 2003. Customer repurchase agreements, which totaled $4.5 million at June 30, 2003, experienced a slight decline from $5.0 million at December 31, 2002. Deposit growth resulted from the opening of the new branch and the Company's marketing efforts. Net loans grew approximately $8.2 million or 19.9% from $41.1 million at December 31, 2002 to $49.3 million at June 30, 2003 as a result of increased loan demand and the new branch. Total investment securities decreased $4.3 million from $18.8 million at December 31, 2002 to $14.5 million at June 30, 2003. The decrease was due primarily to calls and maturities of securities during the first half of 2003. The Bank has chosen to allow the decreases in investments as loan growth has improved.

Management seeks to maintain sufficient cash and other forms of liquidity to meet both anticipated and unanticipated cash outflows and a balance sheet mix that effectively utilizes the Company's earning assets. Cash and due from banks amounted to $2.1 million at June 30, 2003 and $1.6 million at December 31, 2002. Federal funds sold increased by $2.1 million from $1.0 million at December 31, 2002 to $3.1 million at June 30, 2003. During the first six months of 2003 several of the Company's securities were called or matured. As quality loan demand permits, the funds have been primarily redeployed into higher-yielding loans, rather than into investments. The loan to deposit ratio as of December 31, 2002 was 76.6% compared to 81.7% as of June 30, 2003. Including customer repurchase agreements with deposits, the loans to borrowed funds ratio was 70.0% at December 31, 2002 and 76.1% at June 30, 2003. This is in line with management's efforts to increase the loan to deposit ratio and improve the net interest margin.

LIQUIDITY

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of liabilities. The Company manages both assets and liabilities to achieve appropriate levels of liquidity. Cash and short-term investments are the Company's primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. The investment portfolio is the Company's principal source of secondary asset liquidity. However, the availability of this source of funds is influenced by market conditions. Individual and commercial deposits and borrowings are the Company's primary source of funds for credit activities. The Company also has a $1,500,000 line of credit and a $550,000 line of credit with two separate banks and is a member of the Federal Home Loan Bank of Atlanta ("FHLB"). As a member of the FHLB, the Bank has the capability of pledging certain assets and securing a line of credit in return. At June 30, 2003, there are no outstanding borrowings under any of the three borrowing sources, and no assets are pledged under the lines. Management believes that the Company's liquidity sources are adequate to meet its operating needs.

OFF BALANCE SHEET RISK

Through the operations of the Bank, the Company has contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank's customers at predetermined interest rates for a specified period of time. Commitments are subject to various conditions which are expected to reduce the credit risk to the Company. At June 30, 2003, the Bank had issued commitments to extend credit of $12.1 million through various types of lending arrangements. Of that amount, approximately $8.4 million was undisbursed amounts of closed-end loans and approximately $3.7 million was related to lines of credit. The Bank's management evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by management upon extension of credit, is based on a credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. Management manages the credit risk on these commitments by subjecting them to normal underwriting and risk management processes. The Bank also had standby letters of credit outstanding of approximately $105,000 at June 30, 2003. An immaterial amount of fees were collected related to these commitments and letters of credit during the six months ended June 30, 2003. Historically many of these commitments and letters of credit expire unused, and the total amount committed as of June 30, 2003 is not necessarily expected to be funded.


LOANS

Commercial and industrial loans made up 18.9% of the total loan portfolio as of June 30, 2003, totaling $9.5 million. Loans secured by real estate for construction and land development totaled $10.5 million or 21.0% of the total loan portfolio. Nonresidential, nonfarm real estate loans totaled $14.8 million or 29.7% of the portfolio, while all other loans secured by real estate totaled $13.1 million or 26.2% of the total loan portfolio as of June 30, 2003. Installment loans and other consumer loans to individuals comprised $2.1 million or 4.2% of the total loan portfolio. The allowance for loan losses was 1.26% of gross loans as of June 30, 2003 compared to 1.33% as of December 31, 2002. Management evaluates the adequacy of the allowance for loan losses based on various factors including the status of loans in the portfolio, local economic conditions, industry statistics, etc. Based on information available as of June 30, 2003, in Management's opinion, the allowance for loan losses is adequate as of June 30, 2003. At June 30, 2003, the Company had no loans that were 90 days or more past due or non-accruing.

CAPITAL RESOURCES

The capital base for the Company increased by $127,567 for the first six months of 2003, due to net income, partially off-set by a decline in the unrealized gain on investment securities and the payment for partial shares related to the stock dividend declared in the first quarter. The Company's equity to asset ratio was 10.9% as of June 30, 2003 compared to 12.7% as of June 30, 2002. As the Bank grows, the Company expects to leverage its capital more fully.

During the quarter ended March 31, 2003, the Company's Board of Directors declared a 10% stock dividend to shareholders of record on March 17, 2003 payable on April 17, 2003. 87,974 shares were issued as a result of the dividend. $317 was paid in lieu of partial shares.

As of June 30, 2003, under the directors stock option plan established at the Company's inception, the Company had a total of 43,560 shares in vested stock options outstanding (after effect of the 10% stock dividend). During the first quarter of 2003, 2,933 of vested options were forfeited.

The Federal Deposit Insurance Corporation has established guidelines for capital requirements for banks. As of June 30, 2003, the Bank exceeds the capital requirement levels that are to be maintained.

Capital Ratios

                                                                                                                      Adequately
                                                                                          Well Capitalized            Capitalized
                                                                     Actual                 Requirement               Requirement
                                                                     ------                 -----------               -----------
                                                               Amount       Ratio       Amount        Ratio        Amount     Ratio
                                                               ------       -----       ------        -----        ------     -----

Total capital to risk weighted assets ......................   $7,623      13.46%       $5,665       10.00%         $4,532     8.00%
Tier 1 capital to risk weighted assets .....................   $6,994      12.35%       $3,399        6.00%         $2,266     4.00%
Tier 1 capital to average assets ...........................   $6,994       9.76%       $3,583        5.00%         $2,867     4.00%

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

Part II - Other Information


ITEM 4. Submission of Matters to a Vote of Security Holders

(a)  The Company held its annual meeting of shareholders on May 13, 2003.

(b) And (c) The following persons were elected as directors of the Company to serve for a term of three years with the votes shown:

     Name                        For               Withhold           Abstaining
     ----                        ---               --------           ----------

     Joe E. Hooper               573,684  (65%)    13,860  (1.6%)          0
     Robert R. Spearman          573,684  (65%)    13,860  (1.6%)          0
     John M. Warren, Jr.         572,914  (65%)    14,630  (1.7%)          0
     George I. Wike, Jr.         573,684  (65%)    13,860  (1.6%)          0

(d) The 2003 Cornerstone Bancorp Stock Option Plan was approved with the votes shown.

                                 For                Withhold        Abstaining
                                 ---                --------        ----------
                                 525,689 (59.7%)    51,395 (5.8%)  10,460 (1.2%)


ITEM 6. Exhibits and Reports on Form 8-K.

a)    Exhibits:         10.2        Cornerstone Bancorp 2003 Stock Option Plan.

b)    Reports on form 8-K.          None.

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                   Cornerstone Bancorp
                      (Registrant)


By:s/J. Rodger Anthony                                     Date: August 12, 2003
   ----------------------------------------------------
   J. Rodger Anthony
   Chief Executive Officer



By: s/Jennifer M. Champagne                                Date: August 12, 2003
   ----------------------------------------------------
   Jennifer M. Champagne
   Senior Vice President and Chief Financial Officer
   (Principal financial officer)

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

     5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


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


Date: August 12, 2003

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

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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


Date: August 12, 2003

s/Jennifer M. Champagne
-----------------------
Jennifer M. Champagne
Chief Financial Officer

                                  Exhibit Index


10-2              Cornerstone Bancorp 2003 Stock Option Plan