Form 10QSB
period 2003-09-30
CORNERSTONE BANCORP/SC
filed 2003-11-14
CIK 1087455

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[ X ]            QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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


Common Stock - No Par Value
967,968 Shares Outstanding on November 1, 2003


Transitional Small Business Issuer Disclosure Format: [  ]  Yes  [X]  No

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                       CORNERSTONE BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                                                                   September 30,         December31,
                                                                                                        2003                 2002
                                                                                                        ----                 ----
                                                                                                    (Unaudited)           (Audited)

      ASSETS
Cash and due from banks ......................................................................      $  3,603,163       $  1,604,208
Federal funds sold and interest bearing balances .............................................         4,049,652          1,005,000
Investment securities
   Available for sale (amortized cost of $9,125,724 and $12,767,710 at
     September 30, 2003 and December 31, 2002, respectively) .................................         9,187,962         12,890,356
   Held to maturity  (fair value of $ 5,505,721 and $6,013,418 at September 30, 2003
     and December 31, 2002, respectively) ....................................................         5,224,626          5,734,158
   Federal Reserve and FHLB stock ............................................................           324,900            180,000
Loans ........................................................................................        52,887,435         41,700,102
   Less allowance for loan losses ............................................................          (658,065)          (553,372)
                                                                                                    ------------       ------------
                                                                                                      52,229,370         41,146,730
Property and equipment, net ..................................................................         3,508,733          3,595,724
Accrued interest receivable ..................................................................           364,921            424,704
Other assets .................................................................................           126,756             92,486
                                                                                                    ------------       ------------
       Total assets ..........................................................................      $ 78,620,083       $ 66,673,366
                                                                                                    ============       ============

       LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
   Deposits
     Noninterest bearing .....................................................................      $  9,388,861       $  7,269,138
     Interest bearing ........................................................................        55,292,996         46,438,384
                                                                                                    ------------       ------------
       Total deposits ........................................................................        64,681,857         53,707,522
   Customer repurchase agreements ............................................................         5,583,230          4,982,721
   Other liabilities .........................................................................           276,637            122,986
                                                                                                    ------------       ------------
       Total liabilities .....................................................................        70,541,724         58,813,229
SHAREHOLDERS' EQUITY
   Common stock, no par value, 20,000,000 shares authorized, 967,968 and 879,994 shares issued and outstanding September 30, 2003 and December 31, 2002,
       respectively ..........................................................................         7,984,608          7,984,925
   Retained earnings (deficit) ...............................................................            52,674           (205,734)
   Accumulated other comprehensive income ....................................................            41,077             80,946
                                                                                                    ------------       ------------
      Total shareholders' equity .............................................................         8,078,359          7,860,137
                                                                                                    ------------       ------------
      Total liabilities and shareholders' equity .............................................      $ 78,620,083       $ 66,673,366
                                                                                                    ============       ============


           See notes to consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                            For the three months            For the nine months
                                                                             ended September 30             ended September 30,
                                                                            2003           2002             2003            2002
                                                                            ----           ----             ----            ----
INTEREST AND DIVIDEND INCOME
                Interest and fees on loans .....................       $  819,061       $  671,288       $2,310,045       $1,921,540
                Investment securities ..........................          133,198          161,744          438,533          411,389
                Federal funds sold and interest
                   bearing balances ............................           14,970           28,921           35,943           69,765
                                                                       ----------       ----------       ----------       ----------

                    Total interest income ......................          967,229          861,953        2,784,521        2,402,694

INTEREST EXPENSE
                Deposits
                Certificates of deposit of $100,000 or more ....           87,082           75,254          261,372          245,665
                Other ..........................................          194,969          203,080          594,420          581,521
                                                                       ----------       ----------       ----------       ----------

                    Total deposits .............................          282,051          278,334          855,792          827,186

                Federal funds purchased and customer
                   repurchase agreements .......................           14,994           28,167           46,702           73,768
                                                                       ----------       ----------       ----------       ----------

                    Total interest expense .....................          297,045          306,501          902,494          900,954
                                                                       ----------       ----------       ----------       ----------

                Net interest income ............................          670,184          555,452        1,882,027        1,501,740
                Provision for loan losses ......................           28,668           43,500          103,668          143,843
                                                                       ----------       ----------       ----------       ----------

                    Net interest income after provision
                       for loan losses .........................          641,516          511,952        1,778,359        1,357,897
                                                                       ----------       ----------       ----------       ----------
                Noninterest income
                  Service charges on deposit accounts ..........           59,800           48,255          153,857          135,539
                  Mortgage loan origination fees ...............          119,481           50,950          313,069          171,308
                  Other ........................................            3,027            6,620           15,228           24,257
                                                                       ----------       ----------       ----------       ----------

                    Total noninterest income ...................          182,308          105,825          482,154          331,104
                                                                       ----------       ----------       ----------       ----------

                Noninterest expense
                  Salaries and employee benefits ...............          373,238          296,175        1,085,404          822,901
                  Premises and equipment .......................          110,959           74,914          318,351          215,169
                  Data processing ..............................           41,646           35,550          114,134           95,444
                  Professional fees ............................           44,438           29,477          125,514           84,463
                  Supplies .....................................           19,099           34,760           63,699           61,206
                  Other ........................................           56,541           62,488          160,736          187,100
                                                                       ----------       ----------       ----------       ----------

                    Total noninterest expense ..................          645,921          533,364        1,867,838        1,466,283
                                                                       ----------       ----------       ----------       ----------

                    Net income before taxes ....................          177,903           84,413          392,675          222,718

PROVISION FOR INCOME TAXES .....................................           61,242           16,071          134,267           43,847
                                                                       ----------       ----------       ----------       ----------

                    Net income after taxes .....................       $  116,661       $   68,342       $  258,408       $  178,871
                                                                       ==========       ==========       ==========       ==========

BASIC EARNINGS PER COMMON SHARE
                Weighted average shares outstanding ............          967,968          967,968          967,968          967,968
                                                                       ==========       ==========       ==========       ==========
                Net income per common share ....................       $      .12       $      .07       $      .27       $      .18
                                                                       ==========       ==========       ==========       ==========
DILUTED EARNINGS PER COMMON SHARE
                Weighted average shares outstanding ............          982,728          977,511          982,936          977,618
                                                                       ==========       ==========       ==========       ==========
                Net income per common share ....................       $      .12       $      .07       $      .26       $      .18
                                                                       ==========       ==========       ==========       ==========

       See notes to consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
               CONSOLIDATEDSTATEMENTS OF SHAREHOLDERS' EQUITY AND
                    COMPREHENSIVE INCOME (LOSS) For the nine
                    months ended September 30, 2003 and 2002
                                   (Unaudited)

                                                                                                       Accumulated
                                                             Common stock               Retained           other           Total
                                                             ------------               earnings       comprehensive   shareholders'
                                                         Shares        Amount           (deficit)         income         equity
                                                         ------        ------           ---------         ------         ------

BALANCE, DECEMBER 31, 2001 .....................         800,000     $ 7,985,000      $  (453,019)     $    82,982      $ 7,614,963
  Net income ...................................               -               -          178,871                -          178,871
  Other comprehensive income, net of
       income taxes
       Unrealized loss on investment
          Securities, net of tax ...............               -               -                -           (4,609)          (4,609)
                                                                                                                        -----------
  Comprehensive income .........................               -               -                -                -          174,262
  Stock dividend (10%), net of
    fractional shares paid in cash .............          79,994             (75)               -                -              (75)
                                                         -------     -----------      -----------      -----------      -----------

BALANCE SEPTEMBER 30, 2002 .....................         879,994     $ 7,984,925      $  (274,148)     $    78,373      $ 7,789,150
                                                         =======     ===========      ===========      ===========      ===========


BALANCE, DECEMBER 31, 2002 .....................         879,994     $ 7,984,925      $  (205,734)     $    80,946      $ 7,860,137
  Net income ...................................               -               -          258,408                -          258,408
  Other comprehensive income, net of
        income taxes
       Unrealized loss on investment
        Securities, net of tax .................               -               -                -          (39,869)         (39,869)
                                                                                                                        -----------
  Comprehensive income .........................               -               -                -                -          218,539
  Stock dividend (10%), net of
      fractional shares paid in cash ...........          87,974            (317)               -                -             (317)
                                                         -------     -----------      -----------      -----------      -----------

BALANCE, SEPTEMBER 30, 2003 ....................         967,968     $ 7,984,608      $    52,674      $    41,077      $ 8,078,359
                                                         =======     ===========      ===========      ===========      ===========















           See notes to consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                             For the nine months ended September 30,
                                                                                             ---------------------------------------
                                                                                                        2003               2002
                                                                                                        ----               ----
OPERATING ACTIVITIES
     Net income ..........................................................................        $    258,408         $    178,871
     Adjustments to reconcile net income to net cash provided by operating activities
        Depreciation and amortization ....................................................             220,629              162,506
        Deferred income taxes ............................................................             (19,920)                   -
        Loss on sale of fixed assets .....................................................               1,562                    -
        Provision for possible loan losses ...............................................             103,668              143,843
     Changes in operating assets and liabilities
        Decrease/(increase) in interest receivable .......................................              59,783              (18,958)
        Decrease in other assets .........................................................               6,188               40,651
        Increase/(decrease) in other liabilities .........................................             153,650               (9,798)
                                                                                                  ------------         ------------

           Net cash provided by operating activities .....................................             783,968              497,115
                                                                                                  ------------         ------------

INVESTING ACTIVITIES
     Net increase in federal funds sold ..................................................          (3,044,652)          (6,105,000)
     Proceeds from maturities and principal repayments of available for sale
           securities ....................................................................           8,583,220            8,280,000
     Purchase of available for sale securities ...........................................          (4,500,000)          (4,651,927)
     Purchase of held to maturity securities .............................................                   -           (6,743,071)
     Purchase of US Agency stock .........................................................            (144,900)                   -
     Purchase of property and equipment ..................................................             (69,400)            (932,238)
     Sale of property and equipment ......................................................               2,500                    -
     Net increase in loans to customers ..................................................         (11,186,308)          (8,048,773)
                                                                                                  ------------         ------------

           Net cash used for investing activities ........................................         (10,359,540)         (18,201,009)
                                                                                                  ------------         ------------

FINANCING ACTIVITIES
     Net increase in demand, savings and time deposits ...................................          10,974,335           14,660,572
     Net increase in customer repurchase agreements ......................................             600,509            4,576,201
     Cash paid in lieu of fractional shares in stock dividend ............................                (317)                 (75)
                                                                                                  ------------         ------------

           Net cash provided by financing activities .....................................          11,574,527           19,236,698
                                                                                                  ------------         ------------

           Net increase in cash and cash equivalents .....................................           1,998,955            1,532,804
                                                                                                  ------------         ------------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...........................................           1,604,208            2,649,950
                                                                                                  ------------         ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD .................................................        $  3,603,163         $  4,182,754
                                                                                                  ============         ============

SUPPLEMENTAL INFORMATION
    Cash paid for interest ...............................................................        $    894,098         $    929,265
                                                                                                  ============         ============
    Cash paid for income taxes ...........................................................        $     27,269         $          -
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

Earnings Per Share
Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" requires that the Company present basic and diluted net income per common share. The assumed conversion of stock options creates the difference between basic and diluted net income per common share. Income per common share is calculated by dividing net income by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares outstanding for basic net income per common share for the three months ended September 30, 2003 and 2002 was 967,968. The weighted average number of common shares outstanding for diluted net income per common share was 982,728 for the three months ended September 30, 2003. The weighted average number of common shares outstanding for diluted net income per share for the quarter ended September 30, 2002, after effect of the 10% stock dividend, was 977,511 shares. The weighted average number of common shares outstanding for basic net income per common share for the nine months ended September 30, 2003 and 2002 was 967,968. The weighted average number of common shares outstanding for diluted net income per common share was 982,936 for the nine months ended September 30, 2003. The weighted average number of common shares outstanding for diluted net income per common share for the nine months ended September 30, 2002, after effect of the 10% stock dividend, was 977,618 shares.

The Company declared a ten percent common stock dividend in February 2003. Per share data in 2002 has been restated to reflect this transaction.

Stock-based Compensation
The Company has a stock-based director compensation plan that is further described in Note 15 to the financial statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based director compensation cost is reflected in net income, as all stock options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The risk free interest rate used was 5.89 percent and the assumed dividend rate was zero. The expected option life was 3 years. As a result, the pro forma amounts would have been fully expensed as of December 31, 2001.

On May 13, 2003, the shareholders of Cornerstone Bancorp approved the 2003 Stock Option Plan (the "2003 Plan"). The 2003 Plan sets aside 125,000 shares of stock for possible future awards to directors or employees. As of September 30, 2003 no options have been granted pursuant to the 2003 Plan. The Company accounts for this plan under APB Opinion No. 25 as well.

Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of interest and noninterest income and expenses during the reporting period. Actual results could differ from those estimates. The primary significant estimate in the accompanying consolidated financial statements is the allowance for loan losses. A discussion of the significant factors involved in estimating the allowance for loan losses is included in this Form 10-QSB in "Management's Discussion and Analysis of Financial Condition and Operations" in the sections titled "Results of Operations" for the three and nine month periods ended September 30, 2003 and in the Company's 2002 Form 10-KSB.

Concentrations of credit risk
The Bank makes loans to individuals and small businesses located primarily in upstate South Carolina for various personal and commercial purposes. The Bank has a diversified loan portfolio and borrowers' ability to repay loans is not dependent upon any specific economic sector. The Bank monitors the portfolio for concentrations of credit on a quarterly basis using North American Industry Codes ("NAIC"). The Bank has loans in four NAIC categories that each represents 10% or more of the portfolio. These do not necessarily represent areas of greater risk in the portfolio. The NAIC concentrations are 13% in Land Development, 11% in Retail Trade, 16% in Real Estate and Rental and Leasing, and 10% in Health Care and Social Assistance. The portfolio also has loans in 20 other NAIC categories.

Recently issued accounting standards
In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-based Compensation--Transition and Disclosure", an amendment of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, "Interim Financial Reporting", to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. The provisions of SFAS No. 148 are effective for annual financial statements for fiscal years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company has adopted the disclosure provisions of SFAS No. 148, which had no impact on the financial condition or operating results of the Company.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and loan commitments that relate to the origination of mortgage loans held for sale, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the financial condition or operating results of the Company.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances.) Many of those instruments were previously classified as equity. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the financial condition or operating results of the Company.

In June 2003, the American Institute of Certified Public Accountants ("AICPA") issued an exposure draft of a proposed Statement of Position ("SOP"), Allowance for Credit Losses. The proposed SOP addresses the recognition and measurement by creditors of the allowance for credit losses related to all loans, as that term is defined in SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The proposed SOP provides that the allowance for credit losses reported on a creditor's balance sheet should consist only of (1) a component for individual loan impairment recognized and measured pursuant to SFAS 114 and (2) one or more components of collective loan impairment recognized pursuant to FASB Statement No. 5, Accounting for Contingencies, and measured in accordance with the guidance in the proposed SOP. The provisions of the proposed SOP would be effective for financial statements for fiscal years beginning after December 15, 2003, with earlier application permitted. The effect of initially applying the provisions of the proposed SOP would be reported as a change in accounting estimate. Comments on the exposure draft were due by September 19, 2003. The effect on the financial condition or operating results of the Company related to the adoption of this proposed SOP have not been determined, but would most likely be material.

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


ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing in the Cornerstone Bancorp Form 10-KSB for the year ended December 31, 2002. The discussion will concentrate on operations for the quarter and nine months ended September 30, 2003. Results of operations for the period ended September 30, 2003 are not necessarily indicative of the results to be attained for any other period.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

The Company's net income for the three months ended September 30, 2003 was $116,661 or $.12 per basic and diluted share compared to $68,342 or $.07 per basic and diluted share for the three months ended September 30, 2002. On February 11, 2003 the Company's Board of Directors declared a 10% stock dividend payable on April 17, 2003 to all shareholders of record on March 17, 2003. 2002 earnings per share calculations in this quarterly report have been adjusted to reflect the stock dividend. The increase in net income for the quarter reflects the Bank's growth, including the growth achieved by the Bank's first branch, which was established in August, 2002.

Net interest income was $670,184 for the three months ended September 30, 2003 compared to $555,452 for the three months ended September 30, 2002. The increase was primarily the result of growth from 2002 to 2003.

The amount of the Company's provision for loan losses for the three months ended September 30, 2003 was $28,668 compared to $43,500 for the three months ended September 30, 2002. In each case, management has sought to provide the amount estimated to be necessary to maintain an allowance for loan losses that was adequate to cover the level of loss that management believed to be inherent in the portfolio as a whole, taking into account the Company's experience, economic conditions and information about borrowers available at the time of the analysis. During 2003 the Bank has not had any charge-offs, which reduced the amount of the provision necessary to maintain the level of allowance that management felt was needed. See "Loans" for additional information on the Company's loan portfolio and allowance for loan losses.

Non-interest income for the three months ended September 30, 2003 was $182,308 compared to $105,825 for the three months ended September 30, 2002. The increase was primarily the result of an increase in mortgage origination fee income. The Company hired a second mortgage originator in the fourth quarter of 2002.

Total non-interest expense for the three months ended September 30, 2003 was $645,921 versus $533,364 for the three months ended September 30, 2002. Expenses increased primarily as a result of opening the Berea branch office midway through the third quarter of 2002. Salaries and premises and equipment expenses increased 26% and 48%, respectively, as a result of the additional personnel and facility costs associated with the branch. Supplies expense decreased 45%. In 2002 the branch had just been opened, and all of the necessary supplies to open the branch had been purchased. Data processing expenses increased 17% as a result of growth, including the new branch's accounts. Professional fees, which includes attorney's and accountant's fees, directors' fees and FDIC and comptroller's assessments, increased 51%. The increase is attributable to increases in FDIC and Comptroller's assessments and advisory board fees associated with the Berea branch, as well as increases in accountant's and attorney's fees associated with the increased cost of compliance with laws and regulations such as the Sarbanes-Oxley Act. Board of Directors' fees also increased modestly in 2003 over 2002.

NET INTEREST INCOME

Net interest income is the difference between the interest earned on earning assets and the interest paid for funds acquired to support those assets. Net interest income, the principal source of the Company's earnings, was $670,184 for the three months ended September 30, 2003. This compared to $555,452 for the three months ended September 30, 2002.

Changes that affect net interest income are changes in the average rate earned on interest earning assets, changes in the average rate paid on interest bearing liabilities, and changes in the volume of interest earning assets and interest bearing liabilities.

Average earning assets for the three months ended September 30, 2003 increased to $70.4 million or 18.7% from the $59.3 million reported for the three months ended September 30, 2002. The increase was mainly attributable to an increase in loans. The increase was supported by a $14.7 million increase in average interest bearing liabilities, primarily in various deposit products. The growth in deposits resulted from various marketing campaigns and significant contributions from the new branch.

For the three months ended September 30, 2003 the average yield on interest-earning assets was 5.45% while the average cost of interest-bearing liabilities was 2.01%. For the three months ended September 30, 2002 the average yield on interest-earning assets was 5.77% and the average cost of interest-bearing liabilities was 2.43%. The decrease in the yield on interest-earning assets and in the cost of interest bearing liabilities is attributable to a lower overall interest rate environment resulting from additional rate cuts during 2002 and 2003 by the Federal Reserve Board. The net interest margin is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets. The net interest margin for the three months ended September 30, 2003 was 3.78% compared to 3.72% for the three months ended September 30, 2002. The slight increase in the net interest margin is attributable to an improvement in the mix of total interest-bearing assets to include a higher percentage of loans and decreases in the average cost of interest-bearing liabilities of a greater magnitude than the decreases in yields on average interest-earning assets. The interest rate spread for the quarter ended September 30, 2003 was 3.44% compared to 3.33% for the quarter ended September 30, 2002.

The table below illustrates the average balances of interest earning assets and interest bearing liabilities and the resulting annualized yields and costs for the three-month periods ended September 30, 2003 and 2002.

                                                             September 30, 2003                          September 30, 2002
                                                             ------------------                          ------------------
                                                     Average       Interest      Average        Average       Interest      Average
                                                     Balance       Earned      Yield/Cost       Balance        Earned     Yield/Cost
                                                     -------       ------      ----------       -------        ------     ----------
Investments ..................................   $ 13,652,928    $ 133,198         3.87%     $ 15,203,925    $ 161,744        4.22%
Fed Funds Sold ...............................      5,986,235       14,970         0.99%        6,656,576       28,921        1.72%
Loans ........................................     50,791,729      819,061         6.40%       37,457,482      671,288        7.11%
                                                 ------------    ---------                   ------------    ---------
   Total interest earning assets .............     70,430,892      967,229         5.45%       59,317,983      861,953        5.77%
                                                 ============    =========                   ============    =========

Interest bearing transaction accounts ........      8,431,915       21,295         1.00%        6,612,152       25,590        1.48%
Savings and money market .....................     13,970,587       38,494         1.09%       10,723,917       61,978        1.96%
Time deposits greater than $100,000 ..........     12,094,801       87,082         2.86%        9,240,585       75,254        3.09%
Other time deposits ..........................     19,195,340      135,180         2.79%       12,796,784      115,510        3.22%
                                                 ------------    ---------                   ------------    ---------
   Total interest bearing deposits ...........     53,692,643      282,051         2.08%       39,373,438      278,332        2.55%
                                                 ------------    ---------                   ------------    ---------
Customer repurchase agreements ...............      4,965,714       14,994         1.20%        4,627,164       28,167        1.68%
                                                 ------------    ---------                   ------------    ---------
   Total interest bearing liabilities ........   $ 58,658,357      297,045         2.01%     $ 44,000,602      306,499        2.43%
                                                 ============    =========                   ============    =========

Net interest income ..........................                   $ 670,184                                   $ 555,454
                                                                 =========                                   =========
Interest rate spread .........................                                     3.44%                                      3.33%
Interest margin ..............................                                     3.78%                                      3.72%

The Bank, which accounts for all of the Company's sensitivity to changes in interest rates, measures interest sensitivity using various measures. Using a static Gap measurement, which compares the amount of interest sensitive assets repricing within a one year time period as compared to the amount of interest sensitive liabilities repricing within the same time frame, the Bank's sensitivity to changes in interest rates can be analyzed. Although this method does not take into account loan prepayments, interest rate floors and ceilings, and other non-contractual changes in balances and the applicable interest rates, it does give some information as to possible changes in net interest income that could be expected simply as a result of changes in interest rates. As of September 30, 2003, the Bank's cumulative Gap ratio was .94 through 12 months. This indicates a slightly liability-sensitive position as of September 30, 2003. In a period of rising interest rates, liability-sensitive balance sheets can experience pressure on the net interest margin, while asset-sensitive balance sheets would be expected to experience the opposite effect. In a period of decreasing interest rates, liability-sensitive balance sheets typically experience a widening of the net interest margin. However, due to the static nature of the Gap measurement, the measurement may not be a sound predictor of changes in the Bank's net interest income.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

The Company's net income for the nine months ended September 30, 2003 was $258,408 or $.27 per basic and $.26 per diluted share compared to $178,871 or $.18 per basic and diluted share for the nine months ended September 30, 2002. On February 11, 2003 the Company's Board of Directors declared a 10% stock dividend payable on April 17, 2003 to all shareholders of record on March 17, 2003. 2002 earnings per share calculations in this quarterly report have been adjusted to reflect the stock dividend. The increase in net income is due to growth of the Bank as well as increased mortgage loan origination fees.

Net interest income was $1.9 million for the nine months ended September 30, 2003 compared to $1.5 million for the nine months ended September 30, 2002. The increase was primarily the result of growth from 2002 to 2003 and an increase in loan fee income.

The amount of the Company's provision for loan losses for the nine months ended September 30, 2003 was $103,668 compared to $143,843 for the nine months ended September 30, 2002. In each case, management has sought to provide the amount estimated to be necessary to maintain an allowance for loan losses that was adequate to cover the level of loss that management believed to be inherent in the portfolio as a whole, taking into account the Company's experience, economic conditions and information about borrowers available at the time of the analysis. See "Loans" for additional information on the Company's loan portfolio and allowance for loan losses.

Non-interest income for the nine months ended September 30, 2003 was $482,154 compared to $331,104 for the nine months ended September 30, 2002. The increase was primarily the result of deposit growth from 2002 to 2003 and an increase in mortgage origination fee income. The Company hired a second mortgage originator in the fourth quarter of 2002.

Total non-interest expense for the nine months ended September 30, 2003 was $1.9 million versus $1.5 million for the nine months ended September 30, 2002. Expenses increased primarily as a result of opening the Berea branch office in the third quarter of 2002. Salaries and premises and equipment expenses increased 32% and 48%, respectively, as a result of the additional personnel and facility costs associated with the branch. Data processing expenses increased 20% as a result of growth, including the new branch's activity. Professional fees, which includes attorney's, accountants, and board of directors' fees, as well as Comptroller's and FDIC assessments, increased 49% due to increases in the FDIC insurance paid by the Bank, fees paid to the Berea advisory board, which was established midway through the third quarter of 2002, a modest increase in fees paid to the board of directors, and the increased cost of compliance with various laws and regulations, such as the Sarbanes-Oxley Act.

NET INTEREST INCOME

Net interest income, was $1.9 million for the nine months ended September 30, 2003. This compared to $1.5 million for the nine months ended September 30, 2002.

Average earning assets for the nine months ended September 30, 2003 increased to $66.5 million or 23% from the $53.9 million reported for the nine months ended September 30, 2002. The increase was mainly attributable to an increase in investments and loans. Average interest bearing liabilities increased $9.4 million to $55.9 million for the nine months ended September 30, 2003. The increase is centered in time deposits. The growth is due to the opening of the Berea branch in August of 2002 and due to promotion of certain certificate of deposit products.

For the nine months ended September 30, 2003 the average yield on earning assets was 5.60% while the average cost of interest-bearing liabilities was 2.16%. For the nine months ended September 30, 2002 the average yield on earning assets was 5.95% and the average cost of interest-bearing liabilities was 2.59%. The decrease in the yield on earning assets and the cost of interest bearing liabilities is attributable to a lower overall interest rate environment resulting from additional rate cuts during 2002 and 2003 by the Federal Reserve Board. The net interest margin for the nine months ended September 30, 2003 was 3.78% compared to 3.72% for the nine months ended September 30, 2002. The increase in the net interest margin is attributable to a change in the mix of the types of interest earning assets as the Bank has grown, combined with a decline in overall rates. Loans comprised approximately 66% of interest earning assets for the nine months ended September 30, 2002. Loans increased to approximately 71% of interest earning assets for the nine months ended September 30, 2003. Since loans are the most productive of the Bank's assets, net yields improved, even while rates decreased to unprecedented levels. Certain loan products also have floors for fixed rates of interest that have not continued to adjust downward. Deposit rates have continued to decline due to additional cuts in the discount rate by the Federal Reserve and as certificates of deposit have matured and repriced.

The table below illustrates the average balances of interest earning assets and interest bearing liabilities and the resulting annualized yields and costs for the nine month periods ended September 30, 2003 and 2002.

                                                             September 30, 2003                          September 30, 2002
                                                             ------------------                          ------------------
                                                    Average       Interest      Average         Average      Interest      Average
                                                    Balance        Earned      Yield/Cost       Balance      Earned       Yield/Cost
                                                    -------        ------      ----------       -------      ------       ----------
Investments ...................................   $14,942,971   $  438,533       3.92%       $12,731,898   $  411,389        4.32%
Fed Funds Sold ................................     4,123,419       35,943       1.17%         5,565,410       69,765        1.68%
Loans .........................................    47,446,131    2,310,045       6.51%        35,649,252    1,921,540        7.21%
                                                  -----------   ----------                   -----------   ----------
   Total interest earning assets ..............    66,512,521    2,784,521       5.60%        53,946,560    2,402,694        5.95%
                                                  ===========   ==========                   ===========   ==========

Interest bearing transaction accounts .........     8,229,757       67,535       1.10%         6,678,696       74,278        1.49%
Savings and money market ......................    12,477,576      119,468       1.28%        12,723,817      160,528        1.69%
Time deposits greater than $100,000 ...........    11,608,430      261,372       3.01%         8,496,410      245,665        3.87%
Other time deposits ...........................    18,746,684      407,417       2.91%        13,534,893      346,715        3.42%
                                                  -----------   ----------                   -----------   ----------
   Total interest bearing deposits ............    51,062,447      855,792       2.24%        41,433,816      827,186        2.67%
                                                  -----------   ----------                   -----------   ----------
Customer repurchase agreements ................     4,788,794       46,702       1.30%         5,006,984       73,768        1.97%
                                                  -----------   ----------                   -----------   ----------
   Total interest bearing liabilities .........   $55,851,241      902,494       2.16%       $46,440,800      900,954        2.59%
                                                  ===========   ----------                   ===========   ----------

Net interest income ...........................                 $1,882,027                                 $1,501,740
                                                                ==========                                 ==========
Interest rate spread ..........................                                  3.44%                                       3.36%
Interest margin ...............................                                  3.78%                                       3.72%

BALANCE SHEET REVIEW

Total consolidated assets increased $11.9 million from $66.7 million at December 31, 2002 to $78.6 million at September 30, 2003. This increase in assets was primarily funded by growth of $11.0 million in deposits, which totaled $64.7 million at September 30, 2003. Customer repurchase agreements, which totaled $5.6 million at September 30, 2003, experienced a slight increase from $5.0 million at December 31, 2002. Deposit growth resulted from the opening of the new branch and the Company's marketing efforts. Net loans grew approximately $11.1 million or 26.9% from $41.1 million at December 31, 2002 to $52.2 million at September 30, 2003 as a result of increased loan demand and the new branch. Total investment securities decreased $4.1 million from $18.8 million at December 31, 2002 to $14.7 million at September 30, 2003. The decrease was due primarily to calls and maturities of securities during the first half of 2003. The Bank has chosen to allow the decreases in investments as loan growth has improved.

Management seeks to maintain sufficient cash and other forms of liquidity to meet both anticipated and unanticipated cash outflows and a balance sheet mix that effectively utilizes the Company's earning assets. Cash and due from banks amounted to $3.6 million at September 30, 2003 and $1.6 million at December 31, 2002. Federal funds sold and interest bearing balances increased by $3.0 million from $1.0 million at December 31, 2002 to $4.0 million at September 30, 2003. During the first nine months of 2003 several of the Company's securities were called or matured. As quality loan demand permits, the funds have been primarily redeployed into higher-yielding loans, rather than into investments. The loan to deposit ratio as of December 31, 2002 was 76.6% compared to 80.7% as of September 30, 2003. Including customer repurchase agreements with deposits, the net loans to borrowed funds ratio was 70.1% at December 31, 2002 and 74.3% at September 30, 2003. This is in line with management's efforts to increase the loan to deposit ratio and improve the net interest margin.


LIQUIDITY

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of liabilities. The Company manages both assets and liabilities to achieve appropriate levels of liquidity. Cash and short-term investments are the Company's primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. The investment portfolio is the Company's principal source of secondary asset liquidity. However, the availability of this source of funds is influenced by market conditions. Individual and commercial deposits and borrowings are the Company's primary source of funds for credit activities. The Company also has a $2,300,000 line of credit and a $550,000 line of credit with two separate banks and is a member of the Federal Home Loan Bank of Atlanta ("FHLB"). As a member of the FHLB, the Bank has the capability of pledging certain assets and securing a line of credit in return. At September 30, 2003, there are no outstanding borrowings under any of the three borrowing sources, and no assets are pledged under the lines. Management believes that the Company's liquidity sources are adequate to meet its operating needs.

OFF BALANCE SHEET RISK

Through the operations of the Bank, the Company has contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank's customers at predetermined interest rates for a specified period of time. Commitments are subject to various conditions which are expected to reduce the credit risk to the Company. At September 30, 2003, the Bank had issued commitments to extend credit of $13.9 million through various types of lending arrangements. Of that amount, approximately $10.2 million was undisbursed amounts of closed-end loans and approximately $3.6 million was related to lines of credit. The Bank's management evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by management upon extension of credit, is based on a credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. Management manages the credit risk on these commitments by subjecting them to normal underwriting and risk management processes. The Bank also had standby letters of credit outstanding of approximately $124,000 at September 30, 2003. An immaterial amount of fees were collected related to these commitments and letters of credit during the nine months ended September 30, 2003. Historically many of these commitments and letters of credit expire unused, and the total amount committed as of September 30, 2003 is not necessarily expected to be funded.


LOANS

Commercial and industrial loans made up 18.5% of the total loan portfolio as of September 30, 2003, totaling $9.8 million. Loans secured by real estate for construction and land development totaled $11.5 million or 21.7% of the total loan portfolio. Nonresidential, nonfarm real estate loans totaled $14.7 million or 27.7% of the portfolio, while all other loans secured by real estate totaled $13.1 million or 24.8% of the total loan portfolio as of September 30, 2003. Installment loans and other consumer loans to individuals comprised $1.9 million or 3.6% of the total loan portfolio. The allowance for loan losses was 1.24% of gross loans as of September 30, 2003 compared to 1.33% as of December 31, 2002. Management evaluates the adequacy of the allowance for loan losses based on various factors including the status of loans in the portfolio, local economic conditions, industry statistics, etc. Based on information available as of September 30, 2003, in Management's opinion, the allowance for loan losses is adequate as of September 30, 2003. At September 30, 2003, the Company had no loans that were 90 days or more past due or non-accruing.

CAPITAL RESOURCES

The capital base for the Company increased by $218,222 for the first nine months of 2003, due to net income, partially off-set by a decline in the unrealized gain on investment securities and the payment for partial shares related to the stock dividend declared in the first quarter. The Company's equity to asset ratio was 10.3% as of September 30, 2003 compared to 11.07% as of September 30, 2002. As the Bank grows, the Company expects to leverage its capital more fully.

During the quarter ended March 31, 2003, the Company's Board of Directors declared a 10% stock dividend to shareholders of record on March 17, 2003 payable on April 17, 2003. 87,974 shares were issued as a result of the dividend. $317 was paid in lieu of fractional shares.

As of September 30, 2003, under the directors' stock option plan established at the Company's inception, the Company had a total of 43,560 shares in vested stock options outstanding (after effect of the 10% stock dividend). During the first quarter of 2003, 2,933 of vested options were forfeited.

The Federal Deposit Insurance Corporation has established guidelines for capital requirements for banks. As of September 30, 2003, the Bank exceeds the capital requirement levels that are to be maintained.

Capital Ratios

                                                                                                                   Adequately
                                                                                       Well Capitalized            Capitalized
                                                                  Actual                 Requirement               Requirement
                                                             Amount       Ratio       Amount        Ratio        Amount       Ratio
                                                             ------       -----       ------        -----        ------       -----

Total capital to risk weighted assets ..................      $7,784      13.20%       $5,898       10.00%         $4,718     8.00%
Tier  1  capital  to  risk   weighted assets ...........      $7,126      12.08%       $3,539        6.00%         $2,359     4.00%
Tier 1 capital to average assets .......................      $7,126       9.46%       $3,768        5.00%         $3,014     4.00%

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

ITEM 3.

CONTROLS AND PROCEDURES.

Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of the Company's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) and 240.15d-15(e)), the Company's chief executive officer and chief financial officer concluded that the effectiveness of such controls and procedures, as of the end of the period covered by this quarterly report, was adequate.

No disclosure is required under 17 C.F.R. Section 228.308(c).

Part II - Other Information


ITEM 6. Exhibits and Reports on Form 8-K.

a)    Exhibits:
31-1   Rule 15d-14(a) Certifications
31-2   Rule 15d-14(a) Certifications
32     Section 1350 Certifications

b)    Reports on form 8-K.    None.

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                   Cornerstone Bancorp
                      (Registrant)


By: s/J. Rodger Anthony                                  Date: November 12, 2003
   -------------------------------------------------
   J. Rodger Anthony
   Chief Executive Officer



By: s/Jennifer M. Champagne                              Date: November 12, 2003
   -------------------------------------------------
   Jennifer M. Champagne
   Senior Vice President and Chief Financial Officer
   (Principal financial officer)

                                Index of Exhibits

                  Exhibit

31-1   Rule 15d-14(a) Certifications
31-2   Rule 15d-14(a) Certifications
32     Section 1350 Certifications