Form 10KSB
period 2003-12-31
CORNERSTONE BANCORP/SC
filed 2004-03-26
CIK 1087455

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003             File Number 333-79543

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


         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ] (Not Applicable as to proxy statement.)

         The issuer's revenues for its most recent fiscal year were $4,418,066.

         The aggregate market value of the voting Common Stock held by non-affiliates on March 1, 2004, was approximately $7,196,200. The issuer has no non-voting common equity outstanding. As of March 1, 2004, there were 967,968 shares of the Registrant's Common Stock, no par value, outstanding. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1)      Portions of 2003 Annual Report to Shareholders - Part II

Transitional Small Business Disclosure Format (check one):

Yes [ ]  No [X]

                          10-KSB CROSS REFERENCE INDEX

                                                          Part I                                                                Page

Item 1             Description of Business................................................................................         2
Item 2             Description of Property................................................................................        10
Item 3             Legal Proceedings......................................................................................        10
Item 4             Submission of Matters to a Vote of Security Holders....................................................        10

                                                          Part II

Item 5             Market for Common  Equity,  Related  Stockholder  Matters and Small  Business  Issuer
                   Repurchases of Equity Securities.......................................................................        10
Item 6             Management's Discussion and Analysis or Plan of Operation..............................................        11
Item 7             Financial Statements...................................................................................        11
Item 8             Changes in and Disagreements with Accountants on Accounting
                        and Financial Disclosure..........................................................................        11
Item 8A            Controls and Procedures................................................................................        11

                                                         Part III

Item 9             Directors and Executive Officers, Promoters and Control
                        Persons; Compliance with Section 16(a) of the Exchange Act........................................        12
Item 10            Executive Compensation.................................................................................        13
Item 11            Security Ownership of Certain Beneficial Owners and
                        Management and Related Stockholder Matters........................................................        15
Item 12            Certain Relationships and Related Transactions.........................................................        16
                                                          Part IV
Item 13            Exhibits and Reports on Form 8-K.......................................................................        16
Item 14            Principal Accountant Fees and Services.................................................................        16

                           FORWARD LOOKING STATEMENTS

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

         These  forward-looking  statements  are based on current  expectations, estimates and projections about our industry, management's beliefs, and assumptions made by management. Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies, and objectives concerning the Company's future financial and operating performance. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict, particularly in light of the fact that the Company is a relatively new company with limited operating history. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements. The risks and uncertainties include, but are not limited to:

     o    The Company's growth and ability to maintain growth;

     o governmental monetary and fiscal policies, as well as legislative and regulatory changes;

     o the effect of interest rate changes on our level and composition of deposits, loan demand and the value of our loan collateral and securities;

     o the effects of competition from other financial institutions operating in the Company's market areas and elsewhere, including institutions operating locally, regionally, nationally and internationally;

     o failure of assumptions underlying the establishment of the allowance for loan losses, including the value of collateral securing loans; and

     o loss of consumer confidence and economic disruptions resulting from terrorist activities.

         The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this report might not occur.

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

         The Bank's primary market areas are the city of Easley, South Carolina and the immediately surrounding areas of Pickens County, the Berea area of Greenville County, and contiguous areas. Pickens County and four neighboring counties make up the Greenville-Spartanburg-Anderson, South Carolina Metropolitan Statistical Area (the "Greenville MSA"). The MSA was the nation's 52nd largest metro area in 1999. The official 2002 population estimate is 987,855 residents, with projections for having a 1 million-person population count by 2010. Over 90% of those employed were in non-agricultural employment with over 50% of those employed in manufacturing, trades, and professional business sectors.

         The Bank's business primarily consists of accepting deposits and making loans. The Bank seeks deposit accounts from households and businesses in its primary market areas by offering a full range of savings accounts, retirement accounts (including Individual Retirement Accounts), checking accounts, money market accounts, and time certificates of deposit. It also makes commercial, real estate and installment loans, primarily on a secured basis, to borrowers in the Upstate of South Carolina and makes other authorized investments. Both in-house and conventional residential mortgage loans are offered at the Bank. As of December 31, 2003, the Bank employed 30 people.

         In August 2002, Cornerstone National Bank opened a full service branch location. The branch maintains a staff of approximately five experienced banking personnel and an experienced on-site mortgage lender. The office is located at 45 Farrs Bridge Road in Greenville, South Carolina.

Competition

         South Carolina law permits statewide branching by banks and savings and loan associations. Consequently, many financial institutions have branches located in several communities. Currently, in addition to the Bank, 9 commercial banks and 1 savings institution operate branches in Pickens County. In addition to the Bank, 21 commercial banks and 3 savings institutions operate branches in Greenville County. The principal areas and methods of competition in the banking industry are the services offered, pricing of those services, the convenience and availability of the services, and the degree of expertise and personal manner with which those services are offered.

         The Bank encounters strong competition from most of the financial institutions in its extended market area. In the conduct of certain areas of its business, the Bank also competes with credit unions, insurance companies, money market mutual funds and other financial institutions, some of which are not subject to the same degree of regulation and restrictions as the Bank. Most of these competitors have substantially greater resources and lending abilities than the Bank and offer certain services, such as international banking, investment banking, and trust services, which the Bank does not presently provide.

                              SERVICES OF THE BANK

Deposits

         The Bank offers the full range of deposit services typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, and savings and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to the principal market area at rates competitive with those offered in the area. In addition, retirement accounts such as IRA's (Individual Retirement Accounts) are offered. All deposit accounts are insured by the Federal Deposit Insurance Corporation ("FDIC") up to the maximum amount permitted by law. The Bank solicits these accounts from individuals, businesses, associations and organizations, and government authorities. Although the Bank intends to be competitive in its efforts to attract deposit accounts, it does not aggressively seek jumbo certificates of deposit (certificates in amounts greater than $100,000) and does not generally seek brokered deposit accounts.

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

Additional Information

         For additional information about the business of the Company and the Bank, see Item 6-"Management's Discussion and Analysis or Plan of Operation."

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

         The FDIA also provides that amounts received from the liquidation or other resolution of any insured depository institution by any receiver must be distributed (after payment of secured claims) to pay the deposit liabilities of the institution prior to payment of any other general or unsecured senior liability, subordinated liability, general creditor or shareholder. This provision gives depositors a preference over general and subordinated creditors and shareholders in the event a receiver is appointed to distribute the assets of the Bank.

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

         The risk-based capital standards of both the Federal Reserve Board and the OCC explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution's ability to manage these risks, as important factors to be taken into account by the agencies in assessing an institution's overall capital adequacy. The capital guidelines also provide that an institution's exposure to a decline in the economic value of its capital due to changes in interest rates should be considered by the agencies as a factor in evaluating a bank's capital adequacy. The Federal Reserve also has issued additional capital guidelines for bank holding companies that engage in certain trading activities.

         The Company and the Bank exceeded all applicable capital requirements at December 31, 2003.

Payment of Dividends

         The Company is a legal entity separate and distinct from its bank subsidiary. Most of the revenues of the Company are expected to result from dividends paid to the Company by the Bank. There are statutory and regulatory requirements applicable to the payment of dividends by the Bank to the Company as well as by the Company to its shareholders. The Company does not anticipate that it will pay cash dividends in the near future.

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

FDIC Insurance Assessments

         Because the Bank's deposits are insured by the BIF, the Bank is subject to insurance assessments imposed by the FDIC. Currently, the assessments imposed on all FDIC deposits for deposit insurance have an effective rate ranging from 0 to 27 basis points per $100 of insured deposits, depending on the institution's capital position and other supervisory factors. However, because legislation enacted in 1996 requires that insured deposits pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation ("FICO"). The FICO assessment is adjusted quarterly to reflect changes in the assessment bases of the respective funds based on quarterly Call Report and Thrift Financial Report submissions.

Regulation of the Bank

         The Bank is subject to the limitations of the National Bank Act and the regulations of the OCC as well as to examination by the OCC. The Bank is also subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, consumer credit laws and laws relating to branch banking. The Bank's loan operations are subject to certain federal consumer credit laws and regulations promulgated thereunder, including, but not limited to: the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers; the Home Mortgage Disclosure Act, requiring financial institutions to provide certain information concerning their mortgage lending; the Equal Credit Opportunity Act and the Fair Housing Act, prohibiting discrimination on the basis of certain prohibited factors in extending credit; the Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies; the Bank Secrecy Act, dealing with, among other things, the reporting of certain currency transactions; and the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies. The deposit operations of the Bank are subject to the Truth in Savings Act, requiring certain disclosures about rates paid on savings accounts; the Expedited Funds Availability Act, which deals with disclosure of the availability of funds deposited in accounts and the collection and return of checks by banks; the Right to Financial Privacy Act, which imposes a duty to maintain certain confidentiality of consumer financial records, and the Electronic Funds Transfer Act and regulations promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

         Under provisions of the act and regulations adopted by the applicable regulators, banks, securities firms and insurance companies are able to structure new affiliations through a holding company structure or through a financial subsidiary. The legislation creates a new type of bank holding company called a "financial holding company" which has powers much more extensive than those of standard holding companies. These expanded powers include authority to engage in "financial activities," which are activities that are (1) financial in nature; (2) incidental to activities that are financial in nature; or (3) complementary to a financial activity and that do not impose a safety and soundness risk. Significantly, the permitted financial activities for financial holding companies include authority to engage in merchant banking and insurance activities, including insurance portfolio investing. A bank holding company can qualify as a financial holding company and expand the services it offers only if all of its subsidiary depository institutions are well managed, well capitalized and have received a rating of "satisfactory" on their last Community Reinvestment Act examination.

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

         The Act also establishes a minimum federal standard of privacy to protect the confidentiality of a consumer's personal financial information and gives the consumer the power to choose how personal financial information may be used by financial institutions. The privacy provisions of the Act have been implemented by adoption of regulations by various Federal agencies.

         The Act and the regulations adopted pursuant to the Act create new opportunities for the Company to offer expanded services to customers in the future, though the Company has not yet determined what the nature of the expanded services might be or when the Company might find it feasible to offer them. The Act has increased competition from larger financial institutions that are currently more capable than the Company of taking advantage of the opportunity to provide a broader range of services. However, the Company continues to believe that its commitment to providing high quality, personalized service to customers will permit it to remain competitive in its market area.

Sarbanes-Oxley Act of 2002

         The Sarbanes-Oxley Act was signed into law on July 30, 2002, and mandated extensive reforms and requirements for public companies. The SEC has adopted extensive new regulations pursuant to the requirements of the Sarbanes-Oxley Act. The Sarbanes-Oxley Act and the SEC's new regulations have increased the Company's cost of doing business, particularly its fees for internal and external audit services and legal services, and the law and regulations are expected to continue to do so. However, the Company does not believe that it will be affected by Sarbanes-Oxley and the new SEC regulations in ways that are materially different or more onerous than those of other public companies of similar size and in similar businesses.

Legislative Proposals

         Proposed legislation, which could significantly affect the business of banking, is introduced in Congress from time to time. Management of the Company cannot predict the future course of such legislative proposals or their impact on the Company and the Bank should they be adopted.

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

Item 4.  Submission of Matters to Vote of Security Holders.

         No matters were submitted to a vote of security holders during the fourth quarter of 2003.

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Repurchases of Equity Securities.

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

         As of March 1, 2004, there were approximately 488 holders of record of the Company's common stock, excluding individual participants in security position listings.

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

         The information required by Item 201(d) of Regulation S-B is set forth in Item 11 hereof.

         No disclosure is required pursuant to Item 703 of Regulation S-B because the Company does not have a class of equity securities registered under
Section 12 of the Securities Exchange Act of 1934.


Item 6.  Management's Discussion and Analysis or Plan of Operation.

         The information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 2 through 16 of the Company's Annual Report to Shareholders for the year ended December 31, 2003 is incorporated herein by reference.

Item 7.  Financial Statements.

         The Consolidated Financial Statements and notes thereto and Report of Independent Certified Accountants contained on pages 17 through 39 of the Company's Annual Report to Shareholders for the year ended December 31, 2003 are incorporated herein by reference.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         Not Applicable.

Item 8A.  Controls and Procedures.

         Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of the Company's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) and 240.15d-15(e)), the Company's chief executive officer and chief financial officer concluded that the effectiveness of such controls and procedures, as of the end of the year covered by this annual report, was adequate.

No disclosure is required under 17 C.F.R. Section 228.308.

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

NAME                           AGE                  PRINCIPAL OCCUPATION                    DIRECTOR SINCE
----                           ---                  --------------------                    --------------

Members of the Board of  Directors  whose terms will  continue  until the Annual
Meeting of Shareholders of the Company in 2004 (also nominees for the Board of Directors for terms of office to continue until the Annual Meeting of Shareholders of the Company in 2007) are:

J. Rodger Anthony              58    President and Chief Executive Officer of the                1999
                                     Company, since 1999; Chief Executive Officer,
                                     First National Bank of Pickens County, Easley, SC,
                                     1996 to 1998

Walter L. Brooks               76    President, G&B Enterprises, Liberty, SC (egg                1999
                                     production)

T. Edward Childress, III       58    Registered Pharmacist and Long-term care facility           1999
                                     owner

Members of the Board of  Directors  whose terms will  continue  until the Annual
Meeting of Shareholders of the Company in 2006 are:

Joe E. Hooper                  66    President, Pride Mechanical & Fabrication Company,          1999
                                     Inc.
                                                                                                 1999
Robert R. Spearman             64    Surveyor/Retired
                                                                                                 1999
John M. Warren, Jr., M.D.      53    Physician
                                                                                                 1999
George I. Wike, Jr.            59    Investor

Members of the Board of  Directors  whose terms will  continue  until the Annual
Meeting of Shareholders of the Company in 2005 are:

Ben L. Garvin                  59    President of Cornerstone National Bank, Since
                                     2001; Senior Vice President Central Carolina Bank,          2001
                                     1983 - 2001
                                                                                                 1999
J. Bruce Gaston                47    Certified Public Accountant
                                                                                                 1999
S. Ervin Hendricks, Jr.        61    President, Nu-Life Environmental, Inc., Easley, SC

Executive Officers

         The names and positions with the Company of each executive officer of the Company are as follows:

J. Rodger Anthony          President and Chief Executive Officer

Jennifer M. Champagne               Chief Financial Officer

         The age and business experience of Mr. Anthony are set forth above under "-Directors." Mrs. Champagne (age 36) is a Certified Public Accountant, and joined the Company in October 2002 as its Chief Financial Officer. Prior to joining the Company, Mrs. Champagne worked as a Senior Manager with Elliott Davis, LLC from August 2000 to October 2002. Prior to her employment with Elliott Davis, Mrs. Champagne worked as Senior Vice President of Finance for HomeGold, Inc. from March 1998 to June 2000. Neither the principal executive officers nor any directors are related by blood, marriage or adoption in the degree of first cousin or closer.

Audit Committee Financial Expert

         The Company's board of directors has determined that the Company does not have an "audit committee financial expert," as that term is defined by Item 401(e) of Regulation S-B promulgated by the Securities and Exchange Commission, serving on its audit committee. The Company's audit committee is a committee of directors who are elected by the shareholders and who are independent of the Company and its management. After reviewing the experience and training of all of the Company's independent directors, the board of directors has concluded that no independent director meets the SEC's very demanding definition. Therefore, it would be necessary to find a qualified individual willing to serve as both a director and member of the audit committee and have that person elected by the shareholders in order to have an "audit committee financial expert" serving on the Company's audit committee. The Company's audit committee is, however, authorized to use consultants to provide financial accounting expertise in any instance where members of the committee believe such assistance would be useful. Accordingly, the Company does not believe that it needs to have an "audit committee financial expert" on its audit committee.

Code of Ethics

         The Company has adopted a code of ethics (as defined by 17 C.F.R. 228.406) that applies to its principal executive officer and principal financial officer. The Company will provide a copy of the code of ethics, free of charge, to any person upon written request to Jennifer M. Champagne, Chief Financial Officer, Cornerstone Bancorp, 1670 East Main Street, Easley, South Carolina 29640.

Item 10. Executive Compensation.

         The following table sets forth the remuneration paid during the years ended December 31, 2003, 2002 and 2001 to the Chief Executive Officer of the Company and the President of the Bank. No other principal officer of the Company or the Bank was paid remuneration in excess of $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                                    Number of
                                                                                   Securities
                                                  Annual Compensation (1)          Underlying
                                                  -----------------------           Options          All Other
Name and Principal Position                  Year     Salary          Bonus         Awarded       Compensation (2)
---------------------------                  ----     ------          -----         -------       ----------------
J. Rodger Anthony, President and             2003    $130,000        $5,592            -               $4,027
Chief Executive Officer                      2002    $125,000        $4,228            -               $3,750
                                             2001    $115,000        $3,779            -               $3,563

Ben L. Garvin                                2003    $109,200        $4,697            -               $3,383
President, Cornerstone National Bank         2002    $105,000        $3,552            -               $3,150
                                             2001    $100,000        $    -            -               $2,319

---------------------
(1) Perquisites and personal benefits did not exceed the lesser of $50,000 or 10% of salary plus bonus payments.
(2) Contributions by the Bank to the Bank's Simple IRA Plan on behalf of Mr. Anthony and Mr. Garvin.

                            ORGANIZERS' STOCK OPTIONS

         On December 14, 1999, the Board of Directors of the Company, in consideration of the time and efforts of the directors of the Company in organizing the Company and its subsidiary bank and each director's personally guaranteeing a portion of the organizational expenses, granted options to each director to purchase up to 4,000 shares of the common stock of the Company for a purchase price of $10.00 per share, which was the price at which the common stock was sold to the public in 1999. The options become exercisable for each director one-third each year beginning on December 14, 2000 and expire on December 14, 2009 unless they terminate sooner as the result of the director's ceasing to be a director of the Company, in which case the options expire six months after the holder ceases to be a director. As described in Note 17 to the Consolidated Financial Statements of the Company, the Company's Board of Directors declared 10 percent stock dividends to shareholders of record on March 17, 2003 and April 30, 2002. The Company's stock option agreements provide for appropriate adjustments of the number of outstanding stock options in the event of stock dividends and other similar stock transactions. The agreements also provide for the aggregate consideration to be paid upon exercise of the options to be proportionately adjusted following a stock dividend. Therefore, at December 31, 2003, each of the organizing directors held options to purchase 4,840 shares with an exercise price of $8.26 per share.

          OPTION EXERCISES AND YEAR END OPTIONS OUTSTANDING AND VALUES

         The following table presents information about options held by the persons named in the Summary Compensation Table at December 31, 2002. No options were granted to or exercised by Mr. Anthony during the year ended December 31, 2002. Mr. Garvin does not have any stock options and is omitted from the table below.

                                                          Number of Securities                Value of Unexercised
                                                         Underlying Unexercised                   In-the-Money
                                                            Options 12/31/03                   Options 12/31/03(1)
                        Shares Acquired     Value           ----------------                   -------------------
Name                      on Exercise     Realized     Exercisable    Unexercisable      Exercisable       Unexercisable
                          -----------     --------     -----------    -------------      -----------       -------------

J. Rodger Anthony              -             $ -          4,840             -              $20,522              $ -

---------------
(1) Based on exercise prices of $8.26 per share and assuming that the fair market value of the Company's common stock on December 31, 2003 was $12.50 per share.

Compensation of Directors

         Directors are not paid for service as directors of the Company. However, the directors of the Company also serve as directors of the Bank and receive fees for meetings of the Bank Board of Directors and committee meetings of the Bank Board. The Company and the Bank paid total director fees of $50,050 in 2003. See also "Organizers Stock Options" above for information about stock options granted to the Company's original directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

       The number of shares owned and the percentage of outstanding common stock such number represents at March 1, 2003, for all directors and executive officers of the Company and for all persons who are currently beneficial owners of 5% or more of the Company's common stock is set forth below.

Name (and Address of 5% Owners)                       Number of Shares                   % of Outstanding
                                                   Beneficially Owned (1)                  Common Stock
-------------------------------------------    --------------------------------   -------------------------------
J. Rodger Anthony                                           41,140                             4.25%
Walter L. Brooks (2)                                        13,068                             1.35
Jennifer M. Champagne                                          302                              .03
T. Edward Childress, III                                    95,590                             9.88
    101 McAlister Lake Drive
    Easley, South Carolina 29642
Ben L. Garvin                                               11,664                             1.20
J. Bruce Gaston                                             22,990                             2.38
S. Ervin Hendricks, Jr.                                     39,325                             4.06
Joe E. Hooper                                               47,190                             4.88
Robert R. Spearman                                           8,470                              .88
John M. Warren, Jr., M.D.                                   16,940                             1.75
George I. Wike, Jr.                                         95,590                             9.88
    28 Mandarin Circle
    Taylors, SC
All directors and executive                                _______                            _____
officers as a group (11 persons)                           392,269                            40.52%

--------------------
(1) Includes for each director, except Mr. Garvin, 4,840 vested stock options that are currently exercisable.
(2) Includes 6,050 shares owned by a partnership in which Mr. Brooks is a partner.

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

                            Number of securities                                      Number of securities remaining
                             to be issued upon            Weighted-average            available for future issuance
                                exercise of               exercise price of          under equity compensation plans
                            outstanding options,        Outstanding options,         (excluding securities reflected
Plan Category               warrants and rights          warrants and rights                  in column (a))
-------------------------- ----------------------- --- ------------------------ --- -----------------------------------
                                    (a)                          (b)                               (c)
Equity compensation
plans approved by
security holders                     -                            -                                 -

Equity compensation
plans not approved by
security holders                   43,560                      $ 8.26                             4,840
                                   ------                                                         -----

Total                              43,560                      $ 8.26                             4,840
                                   ======                                                         =====

         The equity securities shown in the table are stock options granted to directors. Information about the options is set forth in Item 10 under "Organizers' Stock Options".

Item 12. Certain Relationships and Related Transactions.

         Extensions of Credit. The Company, in the ordinary course of its business, makes loans to and has other transactions with directors, officers, principal shareholders, and their associates. Loans are made on substantially the same terms, including rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectibility or present other unfavorable features. The Company expects to continue to enter into transactions in the ordinary course of business on similar terms with directors, officers, principal stockholders, and their associates. The aggregate dollar amount of such loans outstanding at December 31, 2003 was $3.7 million. During 2003, $3.8 million of new loans were made and repayments totaled $1.6 million.

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

Item 13. Exhibits and Reports on Form 8-K.

(a)      Description of Exhibits.

Exhibit No.      Description
3.1              Articles of Incorporation of Registrant (1)
3.2              Bylaws of Registrant (1)
10.1             Form of Option Agreements (2)
10.2             2003 Cornerstone Bancorp Stock Option Plan(3)
13               Portions of 2003 Annual Report to Shareholders incorporated by reference into this Form 10-KSB
21               Subsidiaries of Registrant (2)
31-1             Rule 15d-14(a) Certifications
31-2             Rule 15d-14(a) Certifications
32               Section 1350 Certifications
-----------------
(1) Incorporated by reference to Registration Statement on Form SB-2 (No. 333-79543).
(2) Incorporated by reference to Annual Report on Form 10-KSB for the year ended December 31, 1999.
(3) Incorporated by reference to Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003.

(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the fourth quarter of 2003.

Item 14.  Principal Accountant Fees and Services

                  Set forth below is information about fees billed by the Company's independent auditors for audit services rendered in connection with the consolidated financial statements and reports for the years ended December 31, 2003 and 2002, and for other services rendered during such years, on behalf of the Company and the Bank, as well as all out-of-pocket expenses incurred in connection with these services, which have been billed to the Company.

         (1)  Audit Fees

                  Audit fees include fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim condensed consolidated financial statements included in quarterly reports, and services that are normally provided by the Company's independent auditor in connection with statutory and regulatory filings or engagements, and attest services, except those not required by statute or regulation. For the years ended December 31, 2002 and 2003, respectively, Elliott Davis, LLC billed or expects to bill the Company an aggregate of $18,600 and $22,000 for audit fees.

         (2)  Audit-Related Fees

                  Audit-related fees include fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees". Elliott Davis, LLC did not bill the Company for audit-related fees in 2003. For a portion of 2002 Elliott Davis, LLC billed the company for certain internal audit related services in the amount of approximately $5,400. As of June 30, 2003, Elliott Davis, LLC no longer performs internal audit services for the Company.

         (3)  Tax Fees

                  Tax fees include fees for tax compliance/preparation and other tax services. Tax compliance/preparation include fees billed for professional services related to federal, state and international tax compliance. Other tax services include fees billed for filing of Form 5500 for the Company's Section 125 Flexible Spending Account benefit plan. For each of the years ended December 31, 2002 and 2003 Elliott Davis, LLC billed the Company an aggregate of $3,200 for tax fees.

         (4)  All Other Fees

                  All other fees include fees for all other services other than those reported above. Elliott Davis, LLC did not bill the Company for any other fees.

                  In making its decision to appoint Elliott Davis, LLC as the Company's independent auditors for the fiscal year ending December 31, 2004, the Audit Committee considered whether services other than audit and audit-related services provided by that firm are compatible with maintaining the independence of Elliott Davis, LLC.

         (5) Audit and Finance Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

                  (i) The Audit Committee pre-approves all audit and permitted non-audit services (including the fees and terms thereof) provided by the independent auditors, subject to possible limited exceptions for non-audit services described in Section 10A of the Securities Exchange Act of 1934, which are approved by the Audit Committee prior to completion of the audit. The Committee may delegate to one or more designated members of the Committee the authority to pre-approve audit and permissible non-audit services, provided such pre-approval decision is presented to the full Committee at its next scheduled meeting. Prior to the performance of any services by the Company's independent auditors, executive management requests an estimate of the fees and an outline of the proposed services. The estimated fees are submitted in advance to the audit committee via letter directly from Elliott Davis to the chairman of the Audit Committee. At its next scheduled meeting, the Audit Committee approves the estimated fees and services expected to be provided and advises management of their decision.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Cornerstone Bancorp


March 25, 2004                 By: s/J. Rodger Anthony
                                  ----------------------------------------------
                                  J. Rodger Anthony
                                  President and Chief Executive Officer

                               By: s/Jennifer M. Champagne
                                  ----------------------------------------------
                                  Jennifer M. Champagne
                                  Chief Financial Officer
                                  (Principal Financial and Principal Accounting
                                   Officer)

         In accordance with the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                Title                                              Date

s/J. Rodger Anthony
--------------------------               President, Chief Executive Officer, Director       March  25, 2004
J. Rodger Anthony

s/Walter L. Brooks
--------------------------               Director                                           March  25, 2004
Walter L. Brooks

s/T. Edward Childress, III
---------------------------              Director                                           March  25, 2004
T. Edward Childress, III

s/Ben L. Garvin
--------------------------               Director                                           March  25, 2004
Ben L. Garvin

s/J. Bruce Gaston
--------------------------               Director                                           March  25, 2004
J. Bruce Gaston


--------------------------               Director                                           March  25, 2004
S. Ervin Hendricks, Jr.

s/Joe E. Hooper
--------------------------               Director                                           March  25, 2004
Joe E. Hooper

s/Robert R. Spearman
--------------------------               Director                                           March  25, 2004
Robert R. Spearman

s/John M. Warren, Jr., M.D.
--------------------------               Director                                           March  25, 2004
John M. Warren, Jr., M.D.

s/George I. Wike, Jr.
--------------------------               Director                                           March  25, 2004
George I. Wike, Jr.

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Exchange Act by Non-reporting Issuers

         The registrant plans to furnish annual reports and proxy materials to security holders subsequent to the filing of this Form 10-KSB and will furnish copies of such material to the Commission when it is sent to security holders.

Exhibits

Exhibit No.     Description
3.1             Articles of Incorporation of Registrant (1)
3.2             Bylaws of Registrant (1)
10.1            Form of Option Agreements (2)
10.2            2003 Cornerstone Bancorp Stock Option Plan(3)
13              Portions of 2003 Annual Report to Shareholders incorporated by reference into this Form 10-KSB
21              Subsidiaries of Registrant (2)
31-1            Rule 15d-14(a) Certifications
31-2            Rule 15d-14(a) Certifications
32              Section 1350 Certifications
-----------------
(1) Incorporated by reference to Registration Statement on Form SB-2 (No. 333-79543).
(2) Incorporated by reference to Annual Report on Form 10-KSB for the year ended December 31, 1999.
(3) Incorporated by reference to Quarterly Report on Form10-QSB for the quarter ended June 30, 2003.