Form 10QSB
period 2004-03-31
CORNERSTONE BANCORP/SC
filed 2004-05-13
CIK 1087455

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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
 (State or other jurisdiction of              (I.R.S. Employer Identification
  incorporation or organization)                          Number)



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


Common Stock - No Par Value
 1,064,764 Shares Outstanding on May 10, 2004


Transitional Small Business Issuer Disclosure Format: [ ]  Yes  [X]  No

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                       CORNERSTONE BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                                     March 31,          December 31,
                                                                                                       2004                  2003
                                                                                                       ----                  ----
ASSETS                                                                                               (Unaudited)

Cash and due from banks ................................................................           $ 1,960,325           $ 2,575,157

Federal funds sold .....................................................................             2,787,533             3,158,508

Investment securities
     Available-for-sale ................................................................             6,082,996             9,369,873
     Held-to-maturity (Fair value $5,455,337 at March 31, 2004
        and $5,455,080 at December 31, 2003) ...........................................             5,220,234             5,222,430
     Other investments .................................................................               384,500               460,000

Loans, net .............................................................................            60,516,186            58,681,134

Property and equipment, net ............................................................             3,424,092             3,474,852

Cash surrender value of life insurance policies ........................................             1,509,521             1,088,338

Other assets ...........................................................................               529,104               509,322
                                                                                                   -----------           -----------
         Total assets ..................................................................           $82,414,491           $84,539,614
                                                                                                   ===========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
     Deposits
         Noninterest bearing ...........................................................             8,589,095           $ 9,202,362
         Interest bearing ..............................................................            58,014,433            56,083,857
                                                                                                   -----------           -----------
         Total deposits ................................................................            66,603,528            65,286,219
     Customer repurchase agreements ....................................................             5,855,925             5,772,192
     Borrowings from Federal Home Loan Bank of Atlanta .................................             1,500,000             5,000,000
     Other liabilities .................................................................               182,217               314,551
                                                                                                   -----------           -----------

         Total liabilities .............................................................            74,141,670            76,372,962

Commitments and contingencies

Shareholders' equity
     Preferred stock, 10,000 shares authorized, no shares issued .......................                     -                     -
     Common stock, no par value, 20,000,000 shares authorized,
         1,064,764 and 967,968 shares issued at March 31, 2004
         and December 31, 2003, respectively ...........................................             8,255,172             7,984,608
     Retained earnings .................................................................                     -               150,314
     Accumulated other comprehensive income ............................................                17,649                31,730
                                                                                                   -----------           -----------

         Total shareholders' equity ....................................................             8,272,821             8,166,652
                                                                                                   -----------           -----------
         Total liabilities and shareholders' equity ....................................           $82,414,491           $84,539,614
                                                                                                   ===========           ===========

The accompanying notes are an integral part of these consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                                           For the three months
                                                                                                               ended March 31,
                                                                                                           2004              2003
INTEREST AND DIVIDEND INCOME
          Interest and fees on loans ...........................................................        $  888,957        $  714,082
          Investment securities ................................................................           135,054           158,115
          Federal funds sold and interest bearing balances .....................................             9,132             6,914
                                                                                                        ----------        ----------

                    Total interest income ......................................................         1,033,143           879,111

INTEREST EXPENSE
          Deposits
             Certificates of deposit of $100,000 or more .......................................            79,899            81,894
             Other .............................................................................           184,540           194,455
                                                                                                        ----------        ----------

                    Total deposits .............................................................           264,439           276,349

          Borrowings and customer repurchase agreements ........................................            29,106            16,322
                                                                                                        ----------        ----------

                    Total interest expense .....................................................           293,545           292,671
                                                                                                        ----------        ----------

          Net interest income ..................................................................           739,598           586,440
          Provision for loan losses ............................................................            39,570            40,500
                                                                                                        ----------        ----------

                    Net interest income after provision
                       for loan losses .........................................................           700,028           545,940
                                                                                                        ----------        ----------
          Noninterest income
             Service charges on deposit accounts ...............................................            93,015            41,947
             Mortgage loan origination fees ....................................................            75,007            81,464
             Gain on sale of securities ........................................................             5,230                 -
             Other .............................................................................            13,810             8,494
                                                                                                        ----------        ----------

                    Total noninterest income ...................................................           187,062           131,905
                                                                                                        ----------        ----------

          Noninterest expense
             Salaries and employee benefits ....................................................           407,026           350,925
             Premises and equipment ............................................................           109,809           110,567
             Data processing ...................................................................            43,537            35,472
             Professional fees .................................................................            23,110            15,946
             Supplies ..........................................................................            18,310            23,474
             Other .............................................................................            91,351            69,252
                                                                                                        ----------        ----------

                    Total noninterest expense ..................................................           693,143           605,636
                                                                                                        ----------        ----------

                    Net income before taxes ....................................................           193,947            72,209

PROVISION FOR INCOME TAXES .....................................................................            73,697            24,839
                                                                                                        ----------        ----------

                    Net income .................................................................        $  120,250        $   47,370
                                                                                                        ==========        ==========

BASIC EARNINGS PER COMMON SHARE
          Weighted average shares outstanding ..................................................         1,064,764         1,064,764
          Net income per common share ..........................................................        $      .11        $      .04

DILUTED EARNINGS PER COMMON SHARE
          Weighted average shares outstanding ..................................................         1,085,681         1,081,722
          Net income per common share ..........................................................        $      .11        $      .04


The accompanying notes are an integral part of these consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND
                              COMPREHENSIVE INCOME
                              For the three months
                          ended March 31, 2004 and 2003
                                   (Unaudited)

                                                                                                         Accumulated
                                                              Common stock             Retained            other          Total
                                                              ------------             (deficit)        comprehensive  shareholders'
                                                          Shares       Amount           income             income         equity
                                                          ------       ------           ------             ------         ------

BALANCE, DECEMBER 31, 2002 ....................         879,994      $ 7,984,925      $  (205,734)     $    80,946      $ 7,860,137
  Net income ..................................               -                -           47,370                -           47,370
  Other comprehensive income, net of
        income taxes
       Unrealized loss on investment
        securities ............................               -                -                -           (8,001)          (8,001)
                                                                                                                        -----------
  Comprehensive income ........................               -                -                -                -           39,369
  Stock dividend (10%) ........................          87,999                -                -                -                -
                                                    -----------      -----------      -----------      -----------      -----------

BALANCE, MARCH 31, 2003 .......................         967,993      $ 7,984,925      $  (158,364)     $    72,945      $ 7,899,506
                                                    ===========      ===========      ===========      ===========      ===========


BALANCE, DECEMBER 31, 2003 ....................         967,968        7,984,608          150,314           31,730        8,166,652
  Net income ..................................                                           120,250                           120,250
  Other comprehensive income, net of
        income taxes
       Unrealized loss on investment
        Securities ............................                                                            (14,081)         (14,081)
                                                                                                                        -----------

  Comprehensive income ........................                                                                             106,169
  Stock dividend (10%) payable ................          96,796          270,564         (270,564)                                -
                                                    -----------      -----------      -----------      -----------      -----------

BALANCE, MARCH 31, 2004 .......................       1,064,764      $ 8,255,172      $         -      $    17,649      $ 8,272,821
                                                    ===========      ===========      ===========      ===========      ===========

















The accompanying notes are an integral part of these consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                For the three months ended March 31,
                                                                                                ------------------------------------
                                                                                                       2004                  2003
                                                                                                       ----                  ----

OPERATING ACTIVITIES
     Net income ..........................................................................         $   120,250          $    47,370
     Adjustments to reconcile net income to net cash provided by operating activities
        Depreciation and amortization ....................................................              58,435               76,449
        Deferred income taxes ............................................................                   -              (17,658)
        Provision for possible loan losses ...............................................              39,570               40,500
        Gain on sale of investment securities available for sale .........................              (5,230)                   -
     Changes in operating assets and liabilities
        Change in interest receivable ....................................................             (12,197)              33,952
        Change in other assets ...........................................................                (331)              15,761
        Change in other liabilities ......................................................            (132,334)              43,511
                                                                                                   -----------          -----------

           Net cash provided by operating activities .....................................              68,163              239,885
                                                                                                   -----------          -----------

INVESTING ACTIVITIES
     Net change in federal funds sold ....................................................             370,975           (3,963,000)
     Proceeds from maturities and principal repayments of available for
     sale securities .....................................................................           3,025,389            3,960,303
     Proceeds from sale of investment securities available for sale ......................             708,422                    -
     Proceeds from redemption of FHLB stock ..............................................              75,500                    -
     Purchase of property and equipment ..................................................                (723)             (63,055)
     Purchase of life insurance policies .................................................            (421,183)                   -
     Purchase of investment securities available for sale ................................            (467,795)                   -
     Net increase in loans to customers ..................................................          (1,874,622)          (4,268,464)
                                                                                                   -----------          -----------

           Net cash provided by (used for) investing activities ..........................           1,415,963           (4,334,216)
                                                                                                   -----------          -----------

FINANCING ACTIVITIES
     Net increase in demand, savings and time deposits ...................................           1,317,309            2,783,792
     Net increase in customer repurchase agreements ......................................              83,733            1,323,382
     Repayment of FHLB advances ..........................................................          (3,500,000)                   -

                                                                                                   -----------          -----------
           Net cash provided by (used for) financing activities ..........................          (2,098,958)           4,107,174
                                                                                                   -----------          -----------

           Net increase (decrease) in cash and cash equivalents ..........................            (614,832)              12,843
                                                                                                   -----------          -----------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...........................................           2,575,157            1,604,208
                                                                                                   -----------          -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD .................................................         $ 1,960,325          $ 1,617,051
                                                                                                   ===========          ===========

SUPPLEMENTAL INFORMATION
    Cash paid for interest ...............................................................         $   284,491          $   279,845
                                                                                                   ===========          ===========
    Cash paid for income taxes ...........................................................         $   179,930          $     6,489
                                                                                                   ===========          ===========


The accompanying notes are an integral part of these consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Summary of Significant Accounting Principles
A summary of significant accounting policies is included in the Cornerstone Bancorp 2003 Annual Report to Shareholders, which also contains the Company's audited financial statements for 2003 and is included in the Form 10-KSB for the year ended December 31, 2003.

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

The results of operations for any interim period are not necessarily indicative of the results to be expected for an entire year. These interim financial statements should be read in conjunction with the annual financial statements and notes thereto contained in the 2003 Annual Report on Form 10-KSB.

Earnings Per Share
Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" requires that the Company present basic and diluted net income per common share. The assumed conversion of stock options creates the difference between basic and diluted net income per share. Income per share is calculated by dividing net income by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares outstanding for basic net income per common share for the three months ended March 31, 2004 and 2003 was 1,064,764. The weighted average number of common shares outstanding for diluted net income per common share was 1,082,143 for the three months ended March 31, 2004. The weighted average number of common shares outstanding for diluted net income per share for the quarter ended March 31, 2003, after effect of the 10% stock dividend, was 1,081,722 shares.

The Company declared a ten percent common stock dividend on April 13, 2004. Per share data in 2003 has been restated to reflect this transaction, and 2004 per share data has been calculated assuming the effect of the ten percent stock dividend.

Stock Based Compensation
The Company has a stock-based director compensation plan (the "Director Plan") that is further described in Note 16 to the financial statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003. The Company accounts for stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based director compensation cost is reflected in net income, as all stock options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The fair value of each option grant under the Director Plan is estimated on the date of grant using the Black-Scholes option pricing model. The risk free interest rate used was 5.89 percent and the assumed dividend rate was zero. The expected option life was 3 years. As a result, the pro forma amounts would have been fully expensed as of December 31, 2001.

The Company also has a stock-based employee and director compensation plan, which was approved by shareholders in 2003 (the "2003 Plan") and is further described in Note 16 to the financial statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003. Under the 2003 Plan, options to purchase 18,000 shares were granted during the first quarter of 2004. The options were granted for a term of 10 years at an exercise price of $12.50 per share, the estimated market price on the date of grant. The options vest ratably over a three-year period. Under APB No. 25, no compensation expense was recorded at the date of grant. However, the Company has calculated a fair value as of the date of grant using the Black-Scholes option pricing model. The risk-free interest rate used was the current Federal Funds rate of 1.0 percent and the assumed dividend rate was zero. The expected option life used was eight years. Had the Company been accounting for the 2003 Plan under SFAS 123, the Company would have expensed approximately $1,000 for the quarter (approximately $570, net of tax) as compensation expense during the quarter ended March 31, 2004 based on the difference between the option's exercise price and the fair value calculated using the Black-Scholes option pricing model. Basic and diluted earnings per share for the quarter would have been $.11 per share had the Company accounted for the options granted under SFAS 123.

Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of interest and noninterest income and expenses during the reporting period. Actual results could differ from those estimates. The primary significant estimate in the accompanying consolidated financial statements is the allowance for loan losses. A discussion of the significant factors involved in estimating the allowance for loan losses is included in this Form 10-QSB in "Management's Discussion and Analysis of Financial Condition and Operations" in the section titled "Results of Operations" and in the Company's 2003 Form 10-KSB.

Concentrations of credit risk
The Bank makes loans to individuals and small businesses located primarily in upstate South Carolina for various personal and commercial purposes. The Bank has a diversified loan portfolio and borrowers' abilities to repay loans is not dependent upon any specific economic sector. The Bank monitors the portfolio for concentrations of credit on a quarterly basis using North American Industry Codes ("NAIC"). The Bank has loans in three NAIC categories that each represents more than 10% of the portfolio. These do not necessarily represent areas of greater risk in the portfolio. The NAIC concentrations are 12% in Land Development, 12% in Retail Trade, and 18% in Real Estate and Rental and Leasing. The portfolio also has loans representing 21 other NAIC categories.

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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
The Company commenced operations with the opening of its subsidiary bank, Cornerstone National Bank (the "Bank"), on September 15, 1999. In August 2002 the Bank opened a full service branch in the Berea area of Greenville County, South Carolina.

Forward-looking statements
The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing in the Cornerstone Bancorp Form 10-KSB for the year ended December 31, 2003. The discussion will concentrate on operations for the quarter ended March 31, 2004. Results of operations for the period ending March 31, 2004 are not necessarily indicative of the results to be attained for any other period.

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

RESULTS OF OPERATIONS

The Company's net income for the three months ended March 31, 2004 was $120,250 or $.11 per basic and diluted share compared to $47,370 or $.04 per basic and diluted share for the three months ended March 31, 2003. On April 13, 2004 the Company's Board of Directors declared a 10% stock dividend payable on May 25, 2004 to all shareholders of record on May 11, 2004. 2003 earnings per share calculations in this quarterly report have been adjusted to reflect the stock dividend. Earnings per share for 2004 also reflect the stock dividend as if it has occurred on January 1, 2004. The 154% percent increase in earnings is due to growth in the Bank's earning assets over the past 12 months and due to growth in the Bank's service charges on deposit accounts. Total assets were $70.9 million at March 31, 2003 and increased to $82.4 million as of March 31, 2004.

Net interest income was $739,598 for the three months ended March 31, 2004 compared to $586,440 for the three months ended March 31, 2003. The increase was primarily the result of growth from 2003 to 2004. The net interest margin increased slightly over the same period from 3.82% for the quarter ended March 31, 2003 to 3.87% for the quarter ended March 31, 2004.

The amount of the Company's provision for loan losses for the three months ended March 31, 2004 was $39,570 compared to $40,500 for the three months ended March 31, 2003. In each case, management has sought to provide the amount estimated to be necessary to maintain an allowance for loan losses that was adequate to cover the level of loss that management believed to be inherent in the portfolio as a whole, taking into account the Company's experience, economic conditions and information about borrowers available at the time of the analysis. During 2003 the Bank experienced a net recovery, and during the first quarter of 2004 the Bank experienced net charge-offs of $3,500. See "Loans" for additional information on the Company's loan portfolio and allowance for loan losses.

Noninterest income for the three months ended March 31, 2004 was $187,062 compared to $131,905 for the three months ended March 31, 2003. The increase was primarily the result of deposit growth from 2003 to 2004 and an increase in fee income related to a new overdraft protection product. The Bank offered a free checking account product and automatic overdraft protection beginning January 1, 2004.

Total noninterest expense for the three months ended March 31, 2004 was $693,143 versus $605,636 for the first three months of 2003. Expenses increased primarily as a result of increases in salaries and benefits, professional fees, and other expense. Salaries and benefits increased as a result of an increase in the number of full time equivalent employees and due to the increasing costs of benefits. The Company employed 30 associates as of March 31, 2004 and 27 as of March 31, 2003. Professional fees include audit and attorney's fees as well fees paid to the Company's stock transfer agent. Other expenses include advertising and postage, which have both increased in 2004 over 2003 due to the advertising and communications associated with the introduction of new products.

NET INTEREST INCOME

Net interest income is the difference between the interest earned on earning assets and the interest paid for funds acquired to support those assets. Net interest income, the principal source of the Company's earnings, was $739,598 for the three months ended March 31, 2004. This compared to $586,440 for the three months ended March 31, 2003.

Changes that affect net interest income are changes in the average rate earned on interest earning assets, changes in the average rate paid on interest bearing liabilities, and changes in the volume of interest earning assets and interest bearing liabilities.

Average earning assets for the three months ended March 31, 2004 increased $14.5 million or 23.2% to $76.8 million from the $62.3 million reported for the three months ended March 31, 2003. The increase was mainly attributable to a $16.1 million increase in loans primarily supported by a $13.9 million increase in average interest bearing liabilities. The increase in average interest bearing liabilities was spread across all account types, and resulted from various marketing campaigns. The Company's and the Bank's philosophy is to grow the customer base deliberately, with core business and strong relationships.

For the three months ended March 31, 2004 the average yield on earning assets was 5.41% while the average cost of interest-bearing liabilities was 1.75%. For the three months ended March 31, 2003 the average yield on earning assets was 5.72% and the average cost of interest bearing liabilities was 2.22%. The decrease in the yield on earning assets and the cost of interest bearing liabilities is attributable to an overall lower interest rate environment. The Federal Reserve cut their target federal funds rate to 1.0% in June 2003, and loans and deposits continued to reprice at lower interest rates throughout 2003 and the first quarter of 2004. The net interest margin is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest earning assets. The net interest margin for the three months ended March 31, 2004 was 3.87% compared to 3.82% for the three months ended March 31, 2003. The increase in the net interest margin is attributable to a decline in overall rates and to a slight shift in asset allocation between investments and loans receivable. Investments are generally lower yielding assets than loans due to a lower level of credit risk on the investments normally purchased by the Bank. As investments have matured or been called, the proceeds have been invested in loans receivable whenever possible. During the first quarter of 2004 investments were 17.7% of total average interest earning assets, while during the first quarter of 2003 they were 26.1% of interest earning assets. During 2004 the Bank's loan portfolio earned an average of almost 200 basis points more than the Bank's investment portfolio.

The table below illustrates the average balances of interest earning assets and interest bearing liabilities and the resulting yields and costs for the three-month periods ended March 31, 2004 and 2003.

                                                          March 31, 2004                              March 31, 2003
                                                Average       Interest      Average          Average       Interest      Average
                                                Balance        Earned      Yield/Cost        Balance        Earned     Yield/Cost
                                                -------        ------      ----------        -------        ------     ----------
Investments .............................    $ 13,606,309    $ 135,054         3.99%      $ 16,276,280    $ 158,115        3.94%
Fed Funds Sold ..........................       3,407,214        9,132         1.08%         2,335,611        6,914        1.20%
Loans ...................................      59,778,581      888,957         5.98%        43,699,790      714,082        6.63%
                                             ------------    ---------                    ------------    ---------
   Total interest earning assets ........      76,794,104    1,033,143         5.41%        62,311,681      879,111        5.72%
                                             ============    =========                    ============    =========

Interest bearing transaction accounts ...      10,322,619       25,794         1.01%         7,989,044       23,147        1.18%
Savings and money market ................      15,778,043       39,571         1.01%        11,874,587       39,356        1.34%
Time deposits greater than $100,000 .....      12,293,986       79,899         2.61%        10,723,742       81,894        3.10%
Other time deposits .....................      19,053,198      119,175         2.52%        17,829,071      131,952        3.00%
                                             ------------    ---------                    ------------    ---------
   Total interest bearing deposits ......      57,447,846      264,439         1.85%        48,416,444      276,349        2.31%
Customer repurchase agreements ..........       5,725,281       16,349         1.15%         5,001,950       16,322        1.32%
Borrowings from FHLB Atlanta ............       4,192,308       12,757         1.22%                 -
                                             ------------    ---------                    ------------    ---------
   Total interest bearing liabilities ...     $67,365,435      293,545         1.75%      $ 53,418,394      292,671        2.22%
                                             ============    ---------                    ============    ---------

Net interest income .....................                    $ 739,598                                    $ 586,440
                                                             =========                                    =========
Interest rate spread ....................                                      3.66%                                       3.50%
Interest margin .........................                                      3.87%                                       3.82%

The Bank, which accounts for all of the Company's sensitivity to changes in interest rates, measures interest sensitivity using various measures. Using a static Gap measurement, which compares the amount of interest sensitive assets repricing within a one year time period as compared to the amount of interest sensitive liabilities repricing within the same time frame, the Bank's sensitivity to changes in interest rates can be analyzed. Although this method does not take into account loan prepayments and other non-contractual changes in balances and the applicable interest rates, it does give some information as to possible changes in net interest income that could be expected simply as a result of changes in interest rates. As of March 31, 2004, the Bank's cumulative Gap ratio was .73 through 12 months. This indicates a slightly liability-sensitive position as of March 31, 2004. In a period of rising interest rates, liability-sensitive balance sheets can experience pressure on the net interest margin, while asset-sensitive balance sheets would be expected to experience the opposite effect. In a period of decreasing interest rates, liability-sensitive balance sheets typically experience a widening of the net interest margin.

BALANCE SHEET REVIEW

Total consolidated assets decreased $2.1 million from $84.5 million at December 31, 2003 to $82.4 million at March 31, 2004. This decrease in assets was primarily due to maturities and calls of investment securities. As quality loan demand permitted, the liquidity which resulted from maturities and calls of securities was moved into loans receivable. Loans increased approximately $1.8 million during the quarter. The remaining liquidity was used to repay borrowings from the Federal Home Loan Bank ("FHLB") in an effort to keep assets deployed in the most effective manner. The Bank did not wish to extend the maturities on investment securities during the first quarter in order to achieve additional yields. At December 31, 2003, deposits were $65.3 million, customer repurchase agreements were $5.8 million and borrowings from the FHLB were $5.0 million. As of March 31, 2004 total deposits were $66.6 million, customer repurchase agreements were $5.9 million, and borrowings from the FHLB were $1.5 million. Deposit and repurchase agreement growth resulted from the Company's marketing of several new products, including free checking and overdraft protection.

Management seeks to maintain sufficient cash and other forms of liquidity to meet both anticipated and unanticipated cash outflows and a balance sheet mix that effectively utilizes the Company's earning assets. Cash and due from banks amounted to $2.0 million at March 31, 2004 and $2.6 million at December 31, 2003. Federal funds sold decreased slightly from $3.2 million at December 31, 2003 to $2.8 million at March 31, 2004.

LIQUIDITY

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of liabilities. The Company manages both assets and liabilities to achieve appropriate levels of liquidity. Cash and short-term investments are the Company's primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. The investment portfolio is the Company's principal source of secondary asset liquidity. However, the availability of this source of funds is influenced by market conditions. Individual and commercial deposits and borrowings are the Company's primary source of funds for credit activities. The Company has lines of credit with unrelated banks and with the FHLB of Atlanta. The bank lines total $2.85 million and are available on a one to fourteen day basis for general corporate purposes of the Bank. The FHLB line is based on the availability of eligible collateral with a maximum borrowing capacity of 10% of Bank assets. The Bank currently has $1.5 million borrowed under the FHLB line. Management believes that the Company's liquidity sources are adequate to meet its operating needs.

OFF BALANCE SHEET RISK

Through the operations of the Bank, the Company has contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank's customers at predetermined interest rates for a specified period of time. Commitments are subject to various conditions which are expected to reduce the credit risk to the Company. At March 31, 2004, the Bank had issued commitments to extend credit of $11.0 million through various types of lending arrangements. Of that amount, approximately $7.2 million was undisbursed amounts of closed-end loans and approximately $3.8 million was related to lines of credit. The Bank's management evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by management upon extension of credit, is based on a credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. Management manages the credit risk on these commitments by subjecting them to normal underwriting and risk management processes. The Bank also had standby letters of credit outstanding of approximately $158,000 at March 31, 2004. An immaterial amount of fees were collected related to these commitments and letters of credit during the quarter ended March 31, 2004. Historically many of these commitments and letters of credit expire unused, and the total amount committed as of March 31, 2004 is not necessarily expected to be funded.

LOANS

Commercial and industrial loans made up 17.3% of the total loan portfolio as of March 31, 2004, totaling $10.6 million. Loans secured by real estate for construction and land development totaled $12.1 million or 19.8% of the total loan portfolio. Nonresidential, nonfarm real estate loans totaled $18.8 million or 30.6% of the portfolio, while all other loans secured by real estate totaled $16.4 million or 26.7% of the total loan portfolio as of March 31, 2004. Installment loans and other consumer loans to individuals comprised $3.4 million or 5.5% of the total loan portfolio. The allowance for loan losses was 1.25% of gross loans as of March 31, 2004 compared to 1.23% as of December 31, 2003. Management evaluates the adequacy of the allowance for loan losses based on various factors including the status of loans in the portfolio, local economic conditions, industry statistics, etc. Based on information available as of March 31, 2004, in Management's opinion, the allowance for loan losses is adequate as of March 31, 2004. At March 31, 2004, the Company had one loan in the amount of $65,000 that was 90 days or more past due or non-accruing. The loan is secured by real estate.

CAPITAL RESOURCES

The capital base for the Company increased by $106,000 for the first three months of 2003, due to net income, partially off-set by a decline in the unrealized gain on investment securities. The Company's equity to asset ratio was 10.0% as of March 31, 2004 compared to 11.15% as of March 31, 2003. The Company expects to continue to leverage its capital as the Bank grows.

As of April 13, 2004, the Company's Board of Directors declared a 10% stock dividend to shareholders of record on May 11, 2004 payable on May 25, 2004. Approximately 96,000 shares are expected to be issued as a result of the dividend. All per share amounts have been restated to reflect the dividend. The dividend has also been reflected in the accompanying Consolidated Statement of Shareholders' Equity for the three months ended March 31, 2004.

The Company has two stock-based compensation plans. The Company established a director plan in 1999 when the Company commenced operations (the "Director Plan"). During the second quarter of 2003 shareholders approved an additional stock-based compensation plan for the benefit of employees and directors (the "2003 Plan"). As of March 31, 2004 and 2003, the Company had a total of 47,916 shares in vested stock options outstanding (after effect of the 10% stock dividend) under the Director Plan. During 2004, options to purchase 18,000 shares were granted to employees and directors under the 2003 Plan. The options were granted at an exercise price of $12.50 per share, the estimated market price of the stock on the grant date. The options vest ratably over three years and have a ten year term. Thus, there are no options vested under the 2003 Plan. After giving effect to the 10% stock dividend declared on April 13, 2004, the number of options granted under the 2003 Plan is 19,800, and the exercise price is $11.36 per share.

The Federal Deposit Insurance Corporation has established guidelines for capital requirements for banks. As of March 31, 2004, the Bank exceeds the capital requirement levels that are to be maintained.

                                 Capital Ratios

                                                                                                                     Adequately
                                                                                       Well Capitalized             Capitalized
                                                                  Actual                  Requirement               Requirement
                                                                  ------                  -----------               -----------
                                                            Amount       Ratio        Amount        Ratio        Amount       Ratio
                                                            ------       -----        ------        -----        ------       -----

Total capital to risk weighted assets .................     $ 8,124      12.3%       $ 6,595        10.0%       $ 5,276         8.0%
Tier 1 capital to risk weighted assets ................     $ 7,360      11.2%       $ 3,957         6.0%       $ 2,638         4.0%
Tier 1 capital to average assets ......................     $ 7,360       8.9%       $ 4,159         5.0%       $ 3,327         4.0%

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

No disclosure is required under 17 C.F.R. Section 228.308 (c).

Part II - Other Information


ITEM 4.     Submission of Matters to a Vote of Security Holders

            None


ITEM 6.  Exhibits and Reports on Form 8-K.

a)    Exhibits:
31-1                       Rule13a-14(a)/ 15d-14(a) Certifications of Chief
                           Executive Officer
31-2                       Rule13a-14(a)/Rule 15d-14(a) Certifications of
                           Chief Financial Officer
32                         18 U.S.C. Section 1350 Certifications


b)    Reports on form 8-K.          None.

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                   Cornerstone Bancorp
                      (Registrant)


By:  s/J. Rodger Anthony                                     Date: May 12, 2004
    ----------------------------------------------------
       J. Rodger Anthony
       Chief Executive Officer



By: s/Jennifer M. Champagne                                  Date: May 12, 2004
    ----------------------------------------------------
       Jennifer M. Champagne
       Senior Vice President and Chief Financial Officer
       (Principal financial officer)

                                    Exhibits


31-1                       Rule13a-14(a)/ 15d-14(a) Certifications of Chief
                           Executive Officer
31-2                       Rule13a-14(a)/Rule 15d-14(a) Certifications of
                           Chief Financial Officer
32                         18 U.S.C. Section 1350 Certifications