Form 10QSB
period 2004-06-30
CORNERSTONE BANCORP/SC
filed 2004-08-13
CIK 1087455

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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


Common Stock - No Par Value
1,064,656 Shares Outstanding on July 31, 2004

Transitional Small Business Issuer Disclosure Format: [ ]  Yes  [X]  No

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                       CORNERSTONE BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                                    June 30,            December 31,
                                                                                                     2004                   2003
                                                                                                     ----                   ----
ASSETS                                                                                            (Unaudited)

Cash and due from banks .............................................................           $  2,849,153            $  2,575,157

Federal funds sold ..................................................................              1,054,647               3,158,508

Investment securities
     Available-for-sale .............................................................              7,629,192               9,369,873
     Held-to-maturity (Fair value $4,819,063 at June 30, 2004 and
        $5,455,080 at December 31, 2003) ............................................              4,718,037               5,222,430
     Other investments ..............................................................                384,500                 460,000

Loans, net ..........................................................................             64,113,444              58,681,134

Property and equipment, net .........................................................              3,422,510               3,474,852

Cash surrender value of life insurance policies .....................................              1,511,405               1,088,338

Other assets ........................................................................                498,757                 509,322
                                                                                                ------------            ------------
         Total assets ...............................................................           $ 86,181,645            $ 84,539,614
                                                                                                ============            ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
     Deposits
         Noninterest bearing ........................................................           $  7,540,882            $  9,202,362
         Interest bearing ...........................................................             62,162,283              56,083,857
                                                                                                ------------            ------------
         Total deposits .............................................................             69,703,165              65,286,219
     Customer repurchase agreements .................................................              6,495,667               5,772,192
     Borrowings from Federal Home Loan Bank of Atlanta ..............................              1,500,000               5,000,000
     Other liabilities ..............................................................                170,305                 314,551
                                                                                                ------------            ------------

         Total liabilities ..........................................................             77,869,137              76,372,962

Commitments and contingencies

Shareholders' equity
     Preferred stock, 10,000 shares authorized, no shares issued ....................                      -                       -
     Common stock, no par value, 20,000,000 shares authorized,
         1,064,656 and 967,968 shares issued at June 30, 2004 and
         December 31, 2003, respectively ............................................              8,253,812               7,984,608
     Retained earnings ..............................................................                120,856                 150,314
     Accumulated other comprehensive income (loss) ..................................                (62,160)                 31,730
                                                                                                ------------            ------------

         Total shareholders' equity .................................................              8,312,508               8,166,652
                                                                                                ------------            ------------
         Total liabilities and shareholders' equity .................................           $ 86,181,645            $ 84,539,614
                                                                                                ============            ============

The accompanying notes are an integral part of these consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                           For the three months              For the six months
                                                                             ended June 30,                    ended June 30,
                                                                        2004                 2003          2004               2003
                                                                        ----                 ----          ----               ----
INTEREST AND DIVIDEND INCOME
                Interest and fees on loans .....................       $  930,966       $  776,902       $1,819,923       $1,490,984
                Investment securities ..........................          112,762          147,220          247,816          305,335
                Federal funds sold and interest bearing
                      balances .................................           10,899           14,059           20,031           20,973
                                                                       ----------       ----------       ----------       ----------

                    Total interest income ......................        1,054,627          938,181        2,087,770        1,817,292

INTEREST EXPENSE
                Deposits
                Certificates of deposit of $100,000 or more ....           82,453           92,396          162,352          174,290
                Other ..........................................          194,140          204,996          378,680          399,451
                                                                       ----------       ----------       ----------       ----------
                    Total deposits .............................          276,593          297,392          541,032          573,741

                Federal funds purchased and customer
                     repurchase agreements .....................           21,118           15,386           50,224           31,708
                                                                       ----------       ----------       ----------       ----------
                    Total interest expense .....................          297,711          312,778          591,256          605,449
                                                                       ----------       ----------       ----------       ----------
                Net interest income ............................          756,916          625,403        1,496,514        1,211,843
                Provision for loan losses ......................           48,501           34,500           88,071           75,000
                                                                       ----------       ----------       ----------       ----------
                    Net interest income after provision
                       for loan losses .........................          708,415          590,903        1,408,443        1,136,843
                                                                       ----------       ----------       ----------       ----------
                Noninterest income
                  Service charges on deposit accounts ..........           92,507           52,110          185,522           94,057
                  Mortgage loan origination fees ...............           64,636          112,125          139,643          193,589
                  Other ........................................            7,450            3,707           26,490           12,201
                                                                       ----------       ----------       ----------       ----------
                    Total noninterest income ...................          164,593          167,942          351,655          299,847
                                                                       ----------       ----------       ----------       ----------
                Noninterest expense
                  Salaries and employee benefits ...............          384,829          361,241          791,855          712,166
                  Premises and equipment .......................          109,336          102,638          219,145          207,392
                  Data processing ..............................           40,541           37,016           84,078           72,488
                  Professional fees ............................           22,860           17,246           45,970           33,192
                  Supplies .....................................           16,468           21,126           34,778           44,600
                  Other ........................................          104,040           77,015          195,391          152,080
                                                                       ----------       ----------       ----------       ----------
                    Total noninterest expense ..................          678,074          616,282        1,371,217        1,221,918
                                                                       ----------       ----------       ----------       ----------
                    Net income before taxes ....................          194,934          142,563          388,881          214,772

PROVISION FOR INCOME TAXES .....................................           74,078           48,186          147,775           73,025
                                                                       ----------       ----------       ----------       ----------
                    Net income after taxes .....................       $  120,856       $   94,377       $  241,106       $  141,747
                                                                       ==========       ==========       ==========       ==========

BASIC EARNINGS PER COMMON SHARE
                Weighted average shares outstanding ............        1,064,656        1,064,656        1,064,656        1,064,656
                                                                       ==========       ==========       ==========       ==========
                Net income per common share ....................       $      .11       $      .09       $      .23       $      .13
                                                                       ==========       ==========       ==========       ==========

DILUTED EARNINGS PER COMMON SHARE
                Weighted average shares outstanding ............        1,085,572        1,081,001        1,085,572        1,081,346
                                                                       ==========       ==========       ==========       ==========
                Net income per common share ....................       $      .11       $      .09       $      .22       $      .13
                                                                       ==========       ==========       ==========       ==========

                 See notes to consolidated financial statements

                       CORNERSTONE BANCORP AND SUBSIDIARY
               CONSOLIDATEDSTATEMENTS OF SHAREHOLDERS' EQUITY AND
                              COMPREHENSIVE INCOME
                For the six months ended June 30, 2004 and 2003
                                   (Unaudited)

                                                                                                       Accumulated
                                                               Common stock             Retained           other          Total
                                                               ------------             (deficit)      comprehensive   shareholders'
                                                           Shares       Amount           income        income (loss)     equity
                                                           ------       ------           ------        -------------     ------

BALANCE, DECEMBER 31, 2002 .....................         879,994     $ 7,984,925      $  (205,734)     $    80,946      $ 7,860,137
  Net income ...................................               -               -          141,747                -          141,747
  Other comprehensive income, net of
        income taxes
       Unrealized loss on investment
        securities .............................               -               -                -          (13,863)         (13,863)
                                                                                                                        -----------
  Comprehensive income .........................                                                                            127,884
  Stock dividend (10%), net of cash in
       lieu of fractional shares ...............          87,999            (317)               -                -             (317)
                                                     -----------     -----------      -----------      -----------      -----------

BALANCE, JUNE 30, 2003 .........................         967,993     $ 7,984,608      $   (63,987)     $    67,083      $ 7,987,704
                                                     ===========     ===========      ===========      ===========      ===========


BALANCE, DECEMBER 31, 2003 .....................         967,968     $ 7,984,608      $   150,314      $    31,730      $ 8,166,652
  Net income ...................................               -               -          241,106                -          241,106
  Other comprehensive income, net of
        income taxes
       Unrealized loss on investment
        Securities .............................               -               -                -          (93,890)         (93,890)
                                                                                                                        -----------
  Comprehensive income .........................                                                                            147,216
  Stock dividend (10%), net of cash in
      lieu of fractional shares ................          96,688         269,204         (270,564)                           (1,360)
                                                     -----------     -----------      -----------      -----------      -----------

BALANCE, JUNE 30, 2004 .........................       1,064,656     $ 8,253,812      $   120,856      $   (62,160)     $ 8,312,508
                                                     ===========     ===========      ===========      ===========      ===========











The accompanying notes are an integral part of these consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                   For the six months ended June 30,
                                                                                                   ---------------------------------
                                                                                                       2004                   2003
                                                                                                       ----                   ----
OPERATING ACTIVITIES
     Net income ..............................................................................       $   241,106        $   141,747
     Adjustments to reconcile net income to net cash provided by operating activities
        Depreciation and amortization ........................................................           117,596            171,417
        Provision for possible loan losses ...................................................            88,071             75,000
        Gain on sale of investment securities available for sale .............................            (5,230)                 -
     Changes in operating assets and liabilities
        Change in interest receivable ........................................................            23,229             17,636
        Change in other assets ...............................................................            33,820             35,545
        Change in other liabilities ..........................................................          (144,246)            59,908
                                                                                                     -----------        -----------
           Net cash provided by operating activities .........................................           354,346            501,253
                                                                                                     -----------        -----------

INVESTING ACTIVITIES
     Net change in federal funds sold ........................................................         2,103,861         (2,067,064)
     Proceeds from maturities and principal repayments of available
         for sale securities .................................................................         4,854,199          5,391,827
     Proceeds from sale of investment securities available for sale ..........................           708,422                  -
     Proceeds from redemption of FHLB stock ..................................................            75,500                  -
     Purchase of FHLB stock ..................................................................                 -           (114,900)
     Purchase of property and equipment ......................................................           (52,034)           (69,400)
     Proceeds from sale of property and equipment ............................................                 -              2,250
     Purchase of life insurance policies .....................................................          (421,183)                 -
     Purchase of investment securities available for sale ....................................        (3,467,795)        (1,000,000)
     Net increase in loans to customers ......................................................        (5,520,381)        (8,242,476)
                                                                                                     -----------        -----------

           Net cash used for investing activities ............................................        (1,719,411)        (6,099,763)
                                                                                                     -----------        -----------

FINANCING ACTIVITIES
     Net increase in demand, savings and time deposits .......................................         4,416,946          6,624,640
     Net change in customer repurchase agreements ............................................           723,475           (526,951)
     Repayment of FHLB advances ..............................................................        (3,500,000)                 -
     Cash paid in lieu of fractional shares for stock dividend ...............................            (1,360)              (317)
                                                                                                     -----------        -----------

           Net cash provided by financing activities .........................................         1,639,061          6,097,372
                                                                                                     -----------        -----------

           Net increase in cash and cash equivalents .........................................           273,996            498,862
                                                                                                     -----------        -----------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...............................................         2,575,157          1,604,208
                                                                                                     -----------        -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD .....................................................       $ 2,849,153        $ 2,103,070
                                                                                                     ===========        ===========

SUPPLEMENTAL INFORMATION
    Cash paid for interest ...................................................................       $   577,674        $   601,721
                                                                                                     ===========        ===========
    Cash paid for income taxes ...............................................................       $   285,430        $    19,109
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

Earnings Per Share
Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" requires that the Company present basic and diluted net income per common share. The assumed conversion of stock options creates the difference between basic and diluted net income per share. Income per share is calculated by dividing net income by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares outstanding for basic net income per common share for the three months ended June 30, 2004 and 2003 was 1,064,656. The weighted average number of common shares outstanding for diluted net income per common share, after effect of the 10% stock dividend, was 1,085,572 for the three months ended June 30, 2004. The weighted average number of common shares outstanding for diluted net income per share for the quarter ended June 30, 2003, after effect of the 10% stock dividend, was 1,081,001 shares. For the six month periods ended June 30, 2004 and 2003, respectively, the weighted average fully diluted shares were 1,085,572 and 1,081,346.

The Company declared a ten percent common stock dividend on April 13, 2004. Share data in 2003 has been restated to reflect this transaction, and 2004 share data has been calculated assuming the effect of the ten percent stock dividend.

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

The Company also has a stock-based employee and director compensation plan, which was approved by shareholders in 2003 (the "2003 Plan") and is further described in Note 16 to the financial statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003. Under the 2003 Plan, options to purchase 18,000 shares were granted during the first quarter of 2004 (19,800 shares at an exercise price of $11.36 after effect of 10% stock dividend). The options were granted for a term of 10 years at an exercise price of $12.50 per share, the estimated market price on the date of grant. The options vest ratably over a three-year period. Under APB No. 25, no compensation expense was recorded at the date of grant. However, the Company has calculated a fair value as of the date of grant using the Black-Scholes option pricing model. The risk-free interest rate used was 1.0 percent and the assumed dividend rate was zero. The expected option life used was eight years. Had the Company been accounting for the 2003 Plan under SFAS 123, the Company would have expensed approximately $1,000 (approximately $570, net of tax) as compensation expense during the quarter ended June 30, 2004 based on the difference between the options' exercise price and the fair value calculated using the Black-Scholes option pricing model. Basic and diluted earnings per share for the quarter would have been $.11 per share had the Company accounted for the options granted under SFAS 123. The Company would have expensed $1,815, or $.002 per share, year to date in 2004. The options granted under the 2003 Plan have an estimated per option value of $1.47.

                                                                     For the three months ended          For the six months ended
                                                                             June 30,                            June 30,
                                                                             --------                            --------
                                                                       2004             2003              2004             2003
                                                                       ----             ----              ----             ----
Net income (loss):
As reported ...............................................       $   120,856        $   94,377       $   241,106        $   141,747
Deduct:  Total stock-based compensation expense
     determined under fair value based method for
     all awards,  net of related tax effects ..............              (563)                -            (1,125)                 -
                                                                  -----------        ----------       -----------        -----------
Pro forma .................................................       $   120,293        $   94,377       $   239,981        $   141,747
                                                                  ===========        ==========       ===========        ===========

Basic earnings (loss) per common share
As reported ...............................................       $       .11       $       .09       $       .23        $       .13
Pro forma .................................................       $       .11       $       .09       $       .23        $       .13

Diluted earnings (loss) per common share
As reported ...............................................       $       .11       $       .09       $       .22        $       .13
Pro forma .................................................       $       .11       $       .09       $       .22        $       .13


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

Concentrations of credit risk
The Bank makes loans to individuals and small businesses located primarily in upstate South Carolina for various personal and commercial purposes. The Bank has a diversified loan portfolio and borrowers' ability to repay loans is not dependent upon any specific economic sector. The Bank monitors the portfolio for concentrations of credit on a quarterly basis using North American Industry Codes ("NAIC"). The Bank has loans in three NAIC categories that each represents more than 10% of the portfolio. These do not necessarily represent areas of greater risk in the portfolio. The NAIC concentrations are 11% in Land Development, 13% in Retail Trade, and 20% in Real Estate and Rental and Leasing. The portfolio also has loans representing 16 other NAIC categories.

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


ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General
The Company commenced operations with the opening of its subsidiary bank, Cornerstone National Bank (the "Bank"), on September 15, 1999. In August 2002 the Bank opened a full service branch in the Berea area of Greenville County, South Carolina.


Forward-looking statements
The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing in the Cornerstone Bancorp Form 10-KSB for the year ended December 31, 2003. The discussion will concentrate on operations for the quarter and six-month period ended June 30, 2004. Results of operations for the quarter or six-month period ending June 30, 2004 are not necessarily indicative of the results to be attained for any other period.

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

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended June 30, 2004 and 2003

The Company's net income for the three months ended June 30, 2004 was $120,856 or $.11 per basic and diluted share compared to $94,377 or $.09 per basic and diluted share for the three months ended June 30, 2003. On April 13, 2004 the Company's Board of Directors declared a 10% stock dividend payable on May 25, 2004 to all shareholders of record on May 11, 2004. 2003 share calculations in this quarterly report have been adjusted to reflect the stock dividend. Share data for 2004 reflects the stock dividend as if it occurred on January 1, 2004. The 28.1% percent increase in earnings is due to growth in the Bank's earning assets over the past 12 months and due to growth in the Bank's service charges on deposit accounts. Total assets were $73.0 million at June 30, 2003 and increased to $86.2 million as of June 30, 2004.

Net interest income was $756,916 for the three months ended June 30, 2004 compared to $625,403 for the three months ended June 30, 2003. The increase was primarily the result of growth from 2003 to 2004. The net interest margin increased over the same period from 3.76% for the quarter ended June 30, 2003 to
3.92 % for the quarter ended June 30, 2004.

The amount of the Company's provision for loan losses for the three months ended June 30, 2004 was $48,501 compared to $34,500 for the three months ended June 30, 2003. In each case, management has sought to provide the amount estimated to be necessary to maintain an allowance for loan losses that was adequate to cover the level of loss that management believed to be inherent in the portfolio as a whole, taking into account the Company's experience, economic conditions and information about borrowers available at the time of the analysis. During the second quarter of 2004 the Bank experienced no charge-offs. See "Loans" for additional information on the Company's loan portfolio and allowance for loan losses.


Noninterest income for the three months ended June 30, 2004 was $164,593 compared to $167,942 for the three months ended June 30, 2003. The decrease was primarily the result of a decrease in mortgage loan origination fees, partially offset by an increase in service charges on deposit accounts. Mortgage loan income was very high in 2003 due to the level of refinancing in the Bank's market area. 2004 figures are more consistent with the Bank's expectations of mortgage fee income in a stable interest rate environment. Service charges on deposit accounts primarily increased due to a larger account base and overdraft fees. The Bank began offering a free checking account product and automatic overdraft protection beginning January 1, 2004.


Total noninterest expense for the three months ended June 30, 2004 was approximately $678,100 versus $616,300 for the three months ended June 30, 2003. Expenses increased primarily as a result of increases in salaries and benefits, professional fees, and other expense. Salaries and benefits increased as a result of an increase in the number of full time equivalent employees and due to the increasing cost of benefits. The Company employed 30 associates as of June 30, 2004 and 28 as of June 30, 2003. Professional fees include audit and attorney's fees, as well fees paid to the Company's stock transfer agent. Fees paid to the Company's auditors have historically increased annually as a result of growth of the Company and increased regulatory burdens. Fees paid to the Company's transfer agent depend on the activity in the Company's shares. Other expenses include advertising and ATM processing fees and charge-offs on deposit accounts, which have all increased in 2004 over 2003. Advertising has increased due to additional coverage in the Greenville market area and for new product introduction. ATM processing and deposit charge-offs have increased due to an increase in the number of demand deposit accounts and the automated overdraft protection product.

NET INTEREST INCOME

Net interest income is the difference between the interest earned on earning assets and the interest paid for funds acquired to support those assets. Net interest income, the principal source of the Company's earnings, was approximately $757,000 for the three months ended June 30, 2004. This compared to approximately $625,000 for the three months ended June 30, 2003.

Changes that affect net interest income are changes in the average rate earned on interest earning assets, changes in the average rate paid on interest bearing liabilities, and changes in the volume of interest earning assets and interest bearing liabilities.

Average earning assets for the three months ended June 30, 2004 increased $10.9 million or 16.3 % to $77.6 million from the $66.7 million reported for the three months ended June 30, 2003. The increase was mainly attributable to a $14.4 million increase in loans primarily supported by an $8.0 million increase in average deposits and another $2.9 million in average other interest bearing liabilities. The increase in average deposits was spread across all account types, and resulted from various marketing campaigns. The Company's and the Bank's philosophy is to grow the customer base deliberately, with core business and strong relationships. The increase in other interest bearing liabilities was divided between retail repurchase agreements and FHLB Advances. The Bank averaged $1.5 million in daily rate credit advances from the FHLB during the second quarter of 2004.

For the three months ended June 30, 2004 the average yield on earning assets was 5.45% while the average cost of interest-bearing liabilities was 1.78%. For the three months ended June 30, 2003 the average yield on earning assets was 5.64% and the average cost of interest bearing liabilities was 2.23%. The decrease in the yield on earning assets and the cost of interest bearing liabilities is attributable to continued re-pricing in the lower interest rate environment. The Federal Reserve cut their target federal funds rate to 1.0% in June 2003, and loans and deposits continued to reprice at lower interest rates throughout 2003 and the first two quarters of 2004. At the end of June 2004, the Federal Open Market Committee ("FOMC") increased its target interest rate by .25%. The Bank expects to enter a period of increasing market interest rates throughout the remainder of 2004 as a result. However, this increase in rates is not guaranteed, and may not occur at a magnitude anticipated by the Company's management.

The net interest margin is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest earning assets. The net interest margin for the three months ended June 30, 2004 was 3.92% compared to 3.76% for the three months ended June 30, 2003. The increase in the net interest margin is attributable to a decline in overall rates and to a slight shift in asset allocation between investments and loans receivable. Investments are generally lower yielding assets than loans due to a lower level of credit risk on the investments normally purchased by the Bank. As investments have matured or been called, the proceeds have been invested in loans receivable whenever possible. During the second quarter of 2004 investments were 14.6% of total average interest earning assets, while during the second quarter of 2003 they were 22.4% of interest earning assets. During the second quarter of 2004 the Bank's loan portfolio earned an average of 200 basis points more than the Bank's investment portfolio.

The table below illustrates the average balances of interest earning assets and interest bearing liabilities and the resulting yields and costs for the three-month periods ended June 30, 2004 and 2003.

                                                              June 30, 2004                               June 30, 2003
                                                              -------------                               -------------
                                               Average         Interest        Average      Average          Interest      Average
                                               Balance          Earned        Yield/Cost    Balance           Earned      Yield/Cost
                                               -------          ------        ----------    -------           ------      ----------
Investments ...............................  $11,335,311         112,762        3.99%     $14,928,533         147,220          3.96%
Fed Funds Sold ............................    4,144,692          10,899        1.05%       4,008,328          14,059          1.41%
Loans .....................................   62,119,944         930,966        6.01%      47,768,941         776,902          6.52%
                                             -----------       ---------                  -----------         -------
   Total interest earning assets ..........   77,599,947       1,054,627        5.45%      66,705,802         938,181          5.64%
                                             ===========       =========                  ===========         =======

Interest bearing transaction accounts .....   11,546,995          29,088        1.01%       8,263,441          23,093          1.12%
Savings and money market ..................   14,269,802          35,333        0.99%      12,464,715          41,618          1.34%
Time deposits greater than $100,000 .......   13,089,292          82,453        2.53%      11,991,682          92,396          3.09%
Other time deposits .......................   21,027,263         129,719        2.47%      19,201,245         140,285          2.93%
                                             -----------       ---------                  -----------         -------
   Total interest bearing deposits ........   59,933,352         276,593        1.85%      51,921,083         297,392          2.30%
Customer repurchase agreements ............    5,794,239          16,468        1.14%       4,399,115          15,386          1.40%
Borrowings from FHLB Atlanta ..............    1,500,000           4,650        1.24%               -               -          -
                                             -----------       ---------                  -----------         -------
   Total interest bearing liabilities .....   67,227,591         297,711        1.78%      56,320,198         312,778          2.23%
                                             ===========       ---------                  ===========         -------

Net interest income .......................                      756,916                                      625,403
                                                               =========                                      =======
Interest rate spread ......................                                     3.67%                                          3.41%
Interest margin ...........................                                     3.92%                                          3.76%


The Bank, which accounts for all of the Company's sensitivity to changes in interest rates, measures interest sensitivity using various measures. Using a static Gap measurement, which compares the amount of interest sensitive assets repricing within a one year time period as compared to the amount of interest sensitive liabilities repricing within the same time frame, the Bank's sensitivity to changes in interest rates can be analyzed. Although this method does not take into account loan prepayments and other non-contractual changes in balances and the applicable interest rates, it does give some information as to possible changes in net interest income that could be expected simply as a result of changes in interest rates. As of June 30, 2004, the Bank's cumulative Gap ratio was .72 through 12 months. This indicates a liability-sensitive position as of June 30, 2004. In a period of rising interest rates, liability-sensitive balance sheets can experience pressure on the net interest margin, while asset-sensitive balance sheets would be expected to experience the opposite effect. In a period of decreasing interest rates, liability-sensitive balance sheets typically experience a widening of the net interest margin. The calculation of the Bank's sensitivity to interest rates includes an assumption that all interest bearing deposits with no specified maturity date will re-price immediately in response to changes in interest rates. However, the Bank's management may or may not increase rates paid on these accounts at the same time or by the same magnitude that market rates increase. Many factors determine the timing and extent of rate changes, including liquidity needs, local competition, availability of non-local deposit funds, sources of other borrowings, and demand for the Bank's loan products.

Results Of Operations for the Six Months Ended June 30, 2004 and 2003

The Company's net income for the six months ended June 30, 2004 was $241,106 or $.23 per basic and $.22 per diluted share compared to $141,747 or $.13 per basic and diluted share for the six months ended June 30, 2003. On April 13, 2004 the Company's Board of Directors declared a 10% stock dividend payable on May 25, 2004 to all shareholders of record on May 11, 2004. 2003 shares and per share calculations in this quarterly report have been adjusted to reflect the stock dividend. 2004 shares and per share calculations have been calculated assuming the stock dividend took place on January 1, 2004. The increase in net income is due to growth of the Bank as well as increased service charges on deposit accounts.

Net interest income was $1.5 million for the six months ended June 30, 2004 compared to $1.2 million for the six months ended June 30, 2003. The increase was primarily the result of the Bank's growth from 2003 to 2004 and an increase in loan fee income.

The amount of the Company's provision for loan losses for the six months ended June 30, 2004 was $88,000 compared to $75,000 for the six months ended June 30, 2003. In each case, management has sought to provide the amount estimated to be necessary to maintain an allowance for loan losses that was adequate to cover the level of loss that management believed to be inherent in the portfolio as a whole, taking into account the Company's experience, economic conditions and information about borrowers available at the time of the analysis. See "Loans" for additional information on the Company's loan portfolio and allowance for loan losses.

Non-interest income for the six months ended June 30, 2004 was $351,655 compared to $299,847 for the six months ended June 30, 2003. The increase was primarily the result of deposit growth from 2003 to 2004 and an increase in overdraft protection fees. The Company began offering a free checking product and an automatic overdraft protection product January 1, 2004.

Total Non-interest expense for the six months ended June 30, 2004 was $1.4 million versus $1.2 million for the six months ended June 30, 2003. Salaries and Other expenses increased 11% and 28%, respectively. Salary and benefit costs increased primarily as a result of additional personnel. Other expenses includes advertising costs, deposit charge-offs, and directors fees which all increased in 2004 over 2003. Advertising costs increased as the Bank began to increase advertising in the Greenville market area where the branch office is located. Deposit charge-offs increased with the offering of free checking accounts and automatic overdraft protection. Directors' fee increased as the frequency and costs of meetings increased.

NET INTEREST INCOME

Net interest income, was $1.5 million for the six months ended June 30, 2004. This compared to $1.2 million for the six months ended June 30, 2003.

Average earning assets for the six months ended June 30, 2004 increased to $77.2 million or 19.6% from the $64.5 million reported for the six months ended June 30, 2003. The increase was mainly attributable to an in increase average loans, offset by a decrease in average investments. Average interest bearing liabilities increased $12.9 million to $67.3 million for the six months ended June 30, 2004. The increase was spread among all of the various funds sources.

 For the six months ended June 30, 2004 the average yield on earning assets was 5.46% while the average cost of interest-bearing liabilities was 1.77%. For the six months ended June 30, 2003 the average yield on earning assets was 5.68% and the average cost of interest-bearing liabilities was 2.24%. The decrease in the yield on earning assets and the cost of interest bearing liabilities is attributable to continued re-pricing during the lower overall interest rate environment during 2003. The net interest margin for the six months ended June 30, 2004 was 3.91% compared to 3.79% for the six months ended June 30, 2003. The increase in the net-interest margin is attributable to a change in the mix of the types of interest earning assets and the corresponding interest bearing liabilities in the Bank's balance sheet. The Bank has increased loans receivable as a percentage of total earning assets in 2004 in comparison to 2003. Loans comprised 79.0% of total interest earning assets in 2004 compared to 70.9% in 2003, and comprised the largest component of the increase in interest income across the two periods compared.

During the same period, the Bank was able to decrease its cost of funds by 47 basis points. Much of this decrease is due to the lower level of rates mentioned earlier. Even though the Bank grew its interest bearing liabilities, it was able to do so at a much lower rate. Time deposits under $100,000 decreased 46 basis points to an average cost of 2.50% from 2.96% in 2003. In addition, the Bank was able to borrow from the FHLB at a rate of 1.23% on average for the six months ended June 30, 2004. These borrowings were at a rate approximately 130 basis points lower than the Bank's certificate of deposit portfolio.

The table below illustrates the average balances of interest earning assets and interest bearing liabilities and the resulting yields and costs for the six month periods ended June 30, 2004 and 2003.

                                                           June 30, 2004                                June 30, 2003
                                                 Average       Interest      Average          Average       Interest      Average
                                                 Balance        Earned      Yield/Cost        Balance        Earned     Yield/Cost
                                                 -------        ------      ----------        -------        ------     ----------
Investments ................................   $12,470,810   $  247,816        4.01%       $15,598,683   $  305,335        3.95%
Fed Funds Sold .............................     3,745,754       20,031        1.08%         3,176,573       20,973        1.33%
Loans ......................................    60,949,263    1,819,923        6.02%        45,745,606    1,490,984        6.57%
                                               -----------   ----------                    -----------   ----------
   Total interest earning assets ...........    77,165,827    2,087,770        5.46%        64,520,862    1,817,292        5.68%
                                               ===========   ==========                    ===========   ==========

Interest bearing transaction accounts ......    10,934,806       54,882        1.01%         8,127,000       46,240        1.15%
Savings and money market ...................    15,023,923       74,905        1.01%        11,718,789       80,974        1.39%
Time deposits greater than $100,000 ........    12,691,640      162,352        2.58%        11,361,214      174,290        3.09%
Other time deposits ........................    20,040,188      248,893        2.50%        18,518,945      272,237        2.96%
                                               -----------   ----------                    -----------   ----------
   Total interest bearing deposits .........    58,690,557      541,032        1.86%        49,725,948      573,741        2.33%
                                               -----------   ----------                    -----------   ----------
Customer repurchase agreements .............     5,759,760       32,817        1.15%         4,698,867       31,708        1.36%
Advances from FHLB .........................     2,846,154       17,407        1.23%                 -            -            -
                                               -----------   ----------                    -----------   ----------
   Total interest bearing liabilities ......   $67,296,471      591,256        1.77%       $54,424,815      605,449        2.24%
                                               ===========   ----------                    ===========   ----------
Net interest income ........................                 $1,496,514                                  $1,211,843
                                                             ==========                                  ==========
Interest rate spread .......................                                   3.68%                                       3.44%
Interest margin ............................                                   3.91%                                       3.79%

BALANCE SHEET REVIEW

Total consolidated assets increased $1.6 million from $84.5 million at December 31, 2003 to $86.2 million at June 30, 2004. This increase in assets was primarily reflected in loans receivable. As quality loan demand permitted, the liquidity that resulted from maturities and calls of securities was moved into loans receivable. Loans increased approximately $5.4 million during the first six months of 2004. The remaining liquidity was used to repay daily borrowings from the Federal Home Loan Bank ("FHLB") in an effort to keep assets deployed in the most effective manner. At December 31, 2003, deposits were $65.3 million, customer repurchase agreements were $5.8 million and borrowings from the FHLB were $5.0 million. As of June 30, 2004 total deposits were $69.7 million, customer repurchase agreements were $6.5 million, and borrowings from the FHLB were $1.5 million. Deposit and repurchase agreement growth resulted from the Company's marketing of several new products, including free checking and overdraft protection.

Management seeks to maintain sufficient cash and other forms of liquidity to meet both anticipated and unanticipated cash outflows and a balance sheet mix that effectively utilizes the Company's earning assets. Cash and due from banks amounted to $2.8 million at June 30, 2004 and $2.6 million at December 31, 2003. Federal funds sold decreased from $3.2 million at December 31, 2003 to $1.1 million at June 30, 2004.


LIQUIDITY

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of liabilities. The Company manages both assets and liabilities to achieve appropriate levels of liquidity. Cash and short-term investments are the Company's primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. The investment portfolio is the Company's principal source of secondary asset liquidity. However, the availability of this source of funds is influenced by market conditions. Individual and commercial deposits and borrowings are the Company's primary source of funds for credit activities. The Company has lines of credit with unrelated banks totaling $2.85 million and with the FHLB of Atlanta. The bank lines are available on a one to fourteen day basis for general corporate purposes of the Bank. The FHLB line is based on the availability of eligible collateral with a maximum borrowing capacity of 10% of Bank assets. The Bank currently has

$1.5 million borrowed under the FHLB line. Management believes that the Company's liquidity sources are adequate to meet its operating needs.


OFF BALANCE SHEET RISK

Through the operations of the Bank, the Company has contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank's customers at predetermined interest rates for a specified period of time. Commitments are subject to various conditions which are expected to reduce the credit risk to the Company. At June 30, 2004, the Bank had issued commitments to extend credit of $13.4 million through various types of lending arrangements. Of that amount, approximately $5.4 million was undisbursed amounts of closed-end loans and approximately $8.0 million was related to lines of credit. The Bank's management evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by management upon extension of credit, is based on a credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. Management manages the credit risk on these commitments by subjecting them to normal underwriting and risk management processes. The Bank also had standby letters of credit outstanding of $512,757 at June 30, 2004. An immaterial amount of fees were collected related to these commitments and letters of credit during the quarter ended June 30, 2004. Historically many of these commitments and letters of credit expire unused, and the total amount committed as of June 30, 2004 is not necessarily expected to be funded.


LOANS

Commercial and industrial loans made up 15.7% of the total loan portfolio as of June 30, 2004, totaling $10.2 million. Loans secured by real estate for construction and land development totaled $13.1 million or 20.2% of the total loan portfolio. Nonresidential, nonfarm real estate loans totaled $22.5 million or 34.7% of the portfolio, while all other loans secured by real estate totaled $16.6 million or 25.5% of the total loan portfolio as of June 30, 2004. Installment loans and other consumer loans to individuals comprised $2.5 million or 3.9% of the total loan portfolio.

The allowance for loan losses was $812,501 or 1.25% of gross loans as of June 30, 2004 compared to 1.23% as of December 31, 2003. Management evaluates the adequacy of the allowance for loan losses based on various factors including the status of loans in the portfolio, local economic conditions, industry statistics, etc. Based on information available as of June 30, 2004, in Management's opinion, the allowance for loan losses is adequate as of June 30, 2004. At June 30, 2004, the Company had no loans that were 90 days or more past due or non-accruing. During the six months ended June 30, 2004 the Bank charged off approximately $3,500. This charge-off occurred during the first quarter of 2004. No additional charge-offs were made during the second quarter of 2004. The Bank had an immaterial amount of non-performing assets at June 30, 2004.


CAPITAL RESOURCES

The capital base for the Company increased by $146,000 for the first six months of 2004, due to net income, partially offset by the change in the unrealized gain on investment securities to an unrealized loss. The Company's equity to asset ratio was 9.6% as of June 30, 2004 compared to 10.9% as of June 30, 2003. The Company expects to continue to leverage its capital as the Bank grows.

The Bank has entered into a contract to purchase, for approximately $350,000, real estate to be used for a future branch site. The Bank currently expects to pay for the property with cash on hand, and expects to close the transaction in mid-September 2004.

As of April 13, 2004, the Company's Board of Directors declared a 10% stock dividend to shareholders of record on May 11, 2004 payable on May 25, 2004. As a result of the dividend, 96,688 common shares were issued. The Company declared a ten percent common stock dividend on April 13, 2004. Share data in 2003 has been restated to reflect this transaction, and 2004 share data has been calculated assuming the effect of the ten percent stock dividend.

The Company has two stock-based compensation plans. The Company established a director plan in 1999 when the Company commenced operations (the "Director Plan"). During the second quarter of 2003 shareholders approved an additional stock-based compensation plan for the benefit of employees and directors (the "2003 Plan"). As of June 30, 2004 and 2003, the Company had a total of 47,916 shares in vested stock options outstanding (after effect of the 10% stock dividend) under the Director Plan. During 2004, options to purchase 18,000 shares were granted to employees and directors under the 2003 Plan. The options were granted at an exercise price of $12.50 per share, the estimated market price of the stock on the grant date. The options vest ratably over three years and have a ten year term. Thus, there are no options vested under the 2003 Plan. After giving effect to the 10% stock dividend declared on April 13, 2004, the number of options granted under the 2003 Plan in 2004 is 19,800, and the exercise price is $11.36 per share.

The Federal Deposit Insurance Corporation has established guidelines for capital requirements for banks. As of June 30, 2004, the Bank exceeds the capital requirement levels that are to be maintained.

                                 Capital Ratios

                                                                                                                     Adequately
                                                                                       Well Capitalized             Capitalized
                                                                  Actual                  Requirement               Requirement
                                                                  ------                  -----------               -----------
                                                            Amount       Ratio        Amount        Ratio        Amount       Ratio
                                                            ------       -----        ------        -----        ------       -----

Total capital to risk weighted assets ...................   $8,304       11.88%       $6,991        10.0%        $5,593         8.0%
Tier 1 capital to risk weighted assets ..................   $7,491       10.71%       $4,195         6.0%        $2,797         4.0%
Tier 1 capital to average assets ........................   $7,491        8.90%       $4,209         5.0%        $3,367         4.0%

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


ITEM 3.

CONTROLS AND PROCEDURES.

         Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of the Company's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) and 240.15d-15(e)), the Company's chief executive officer and chief financial officer concluded that the effectiveness of such controls and procedures, as of the end of the period covered by this report, was adequate.

No disclosure is required under 17 C.F.R. Section 228.308 (c).

Part II - Other Information


ITEM 4. Submission of Matters to a Vote of Security Holders

     (a)  The Company held its annual meeting of shareholders on May 11, 2004.

     (b) And (c) The following persons were elected as directors of the Company to serve for a term of three years with the votes shown:

       Name                           For            Withhold       Abstaining
       ----                           ---            --------       ----------

       J. Rodger Anthony              518,291          146              0
       T. Edward Childress, III       518,147          146              0
       Walter L. Brooks               517,921          372              0


ITEM 6.  Exhibits and Reports on Form 8-K.

a)    Exhibits:
10             Change Of Control Agreements
31-1           Rule13a-14(a)/ 15d-14(a) Certifications of Chief
               Executive Officer
31-2           Rule13a-14(a)/Rule 15d-14(a) Certifications of
               Chief Financial Officer
32             18 U.S.C. Section 1350 Certifications


b)    Reports on Form 8-K.    None.

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




     Cornerstone Bancorp
        (Registrant)


By:   s/J. Rodger Anthony                                  Date: August 12, 2004
    ------------------------------------------
       J. Rodger Anthony
       Chief Executive Officer



By:   s/Jennifer M. Champagne                              Date: August 12, 2004
    ------------------------------------------
       Jennifer M. Champagne
       Senior Vice President and Chief Financial Officer
       (Principal financial officer)

                                    Exhibits


10                Change Of Control Agreements
31-1              Rule 13a-14(a)/ 15d-14(a) Certifications of Chief
                  Executive Officer
31-2              Rule 13a-14(a)/Rule 15d-14(a) Certifications of
                  Chief Financial Officer
32                18 U.S.C. Section 1350 Certifications