Form 10QSB
period 2004-09-30
CORNERSTONE BANCORP/SC
filed 2004-11-12
CIK 1087455

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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


Common Stock - No Par Value
1,064,656 Shares Outstanding on October 29, 2004

Transitional Small Business Issuer Disclosure Format: [ ]  Yes  [X]  No

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                       CORNERSTONE BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                                  September 30,        December 31,
                                                                                                      2004                  2003
                                                                                                      ----                  ----
ASSETS                                                                                             (Unaudited)

Cash and due from banks ................................................................           $ 3,192,644           $ 2,575,157

Federal funds sold .....................................................................             1,678,935             3,158,508

Investment securities
     Available-for-sale ................................................................             8,665,425             9,369,873
     Held-to-maturity (Fair value $3,853,594  at September 30,
        2004 and $5,455,080 at December 31, 2003) ......................................             3,715,841             5,222,430
     Other investments .................................................................               384,500               460,000

Loans, net .............................................................................            68,688,308            58,681,134

Property and equipment, net ............................................................             3,396,813             3,474,852

Cash surrender value of life insurance policies ........................................             1,513,288             1,088,338

Other assets ...........................................................................               557,206               509,322
                                                                                                   -----------           -----------
         Total assets ..................................................................           $91,792,960           $84,539,614
                                                                                                   ===========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
     Deposits
         Noninterest bearing ...........................................................           $ 9,830,005           $ 9,202,362
         Interest bearing ..............................................................            64,564,479            56,083,857
                                                                                                   -----------           -----------
         Total deposits ................................................................            74,394,484            65,286,219
     Customer repurchase agreements ....................................................             7,060,511             5,772,192
     Borrowings from Federal Home Loan Bank of Atlanta .................................             1,500,000             5,000,000
     Other liabilities .................................................................               279,160               314,551
                                                                                                   -----------           -----------

         Total liabilities .............................................................            83,234,155            76,372,962


Shareholders' equity
     Preferred stock, 10,000 shares authorized, no shares issued .......................                     -                     -
     Common stock, no par value, 20,000,000 shares authorized,
         1,064,656 and 967,968 shares issued at September 30,
         2004 and December 31, 2003, respectively ......................................             8,253,812             7,984,608
     Retained earnings .................................................................               299,175               150,314
     Accumulated other comprehensive income ............................................                 5,818                31,730
                                                                                                   -----------           -----------

         Total shareholders' equity ....................................................             8,558,805             8,166,652
                                                                                                   -----------           -----------
         Total liabilities and shareholders' equity ....................................           $91,792,960           $84,539,614
                                                                                                   ===========           ===========


The accompanying notes are an integral part of these consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                      For the three months     For the nine months
                                                                                      ended September 30,      ended September 30,
                                                                                       2004        2003          2004          2003
                                                                                       ----        ----          ----          ----
INTEREST AND DIVIDEND INCOME
          Interest and fees on loans ...........................................   $1,031,337   $  819,061   $2,851,260   $2,310,045
          Investment securities ................................................      121,576      133,198      369,392      438,533
          Federal funds sold and interest bearing
                balances .......................................................        9,504       14,970       29,535       35,943
                                                                                   ----------   ----------   ----------   ----------
                    Total interest income ......................................    1,162,417      967,229    3,250,187    2,784,521

INTEREST EXPENSE
          Deposits
             Certificates of deposit of $100,000 or more .......................      100,167       87,082      262,519      261,372
             Other .............................................................      201,152      194,969      579,832      594,420
                                                                                   ----------   ----------   ----------   ----------
                    Total deposits .............................................      301,319      282,051      842,351      855,792

          Federal funds purchased and customer
               repurchase agreements ...........................................       24,024       14,994       74,248       46,702
                                                                                   ----------   ----------   ----------   ----------
                    Total interest expense .....................................      325,343      297,045      916,599      902,494
                                                                                   ----------   ----------   ----------   ----------

          Net interest income ..................................................      837,074      670,184    2,333,588    1,882,027
          Provision for loan losses ............................................       50,000       28,668      138,071      103,668
                                                                                   ----------   ----------   ----------   ----------
                    Net interest income after provision
                       for loan losses .........................................      787,074      641,516    2,195,517    1,778,359
                                                                                   ----------   ----------   ----------   ----------
          Noninterest income
             Service charges on deposit accounts ...............................       96,457       59,800      281,979      153,857
             Mortgage loan origination fees ....................................       91,435      119,481      231,078      313,069
             Gain on sale of securities ........................................            -            -        5,230            -
             Other .............................................................       10,471        3,027       31,731       15,228
                                                                                   ----------   ----------   ----------   ----------
                    Total noninterest income ...................................      198,363      182,308      550,018      482,154
                                                                                   ----------   ----------   ----------   ----------
          Noninterest expense
             Salaries and employee benefits ....................................      380,158      373,238    1,172,013    1,085,404
             Premises and equipment ............................................      113,696      110,959      332,841      318,351
             Data processing ...................................................       28,970       41,646      113,048      114,134
             Professional fees .................................................       25,360       21,346       71,330       54,538
             Supplies ..........................................................       16,887       19,099       51,665       63,699
             Other .............................................................      132,441       79,633      327,832      231,712
                                                                                   ----------   ----------   ----------   ----------
                    Total noninterest expense ..................................      697,512      645,921    2,068,729    1,867,838
                                                                                   ----------   ----------   ----------   ----------
                    Net income before taxes ....................................      287,925      177,903      676,806      392,675

PROVISION FOR INCOME TAXES .....................................................      109,606       61,242      257,381      134,267
                                                                                   ----------   ----------   ----------   ----------
                    Net income after taxes .....................................   $  178,319   $  116,661   $  419,425   $  258,408
                                                                                   ==========   ==========   ==========   ==========
BASIC EARNINGS PER COMMON SHARE
          Weighted average shares outstanding ..................................    1,064,656    1,064,656    1,064,656    1,064,656
                                                                                   ==========   ==========   ==========   ==========
          Net income per common share ..........................................   $      .17   $      .11   $      .39   $      .24
                                                                                   ==========   ==========   ==========   ==========
DILUTED EARNINGS PER COMMON SHARE
          Weighted average shares outstanding ..................................    1,086,495    1,075,262    1,085,882    1,075,380
                                                                                   ==========   ==========   ==========   ==========
          Net income per common share ..........................................   $      .16   $      .11   $      .39   $      .24
                                                                                   ==========   ==========   ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
              For the nine months ended September 30, 2004 and 2003
                                   (Unaudited)

                                                                                                        Accumulated
                                                              Common stock              Retained           other          Total
                                                              ------------              (deficit)       comprehensive  shareholders'
                                                          Shares       Amount           earnings           income         equity
                                                          ------       ------           --------           ------         ------

BALANCE, DECEMBER 31, 2002 .....................         879,994      $ 7,984,925      $  (205,734)     $    80,946     $ 7,860,137
  Net income ...................................                                           258,408                          258,408
  Other comprehensive income, net of
        income taxes
       Unrealized loss on investment
        securities .............................                                                            (39,869)        (39,869)
                                                                                                                        ------------
  Comprehensive income .........................                                                                            218,539
  Stock dividend (10%), net of cash in
       lieu of fractional shares ...............          87,974             (317)                                             (317)
                                                     -----------      -----------      -----------      -----------     ------------

BALANCE, SEPTEMBER 30, 2003 ....................         967,968      $ 7,984,608      $    52,674      $    41,077     $ 8,078,359
                                                     ===========      ===========      ===========      ===========     ============


BALANCE, DECEMBER 31, 2003 .....................         967,968      $ 7,984,608      $   150,314      $    31,730     $ 8,166,652
  Net income ...................................                                           419,425                          419,425
  Other comprehensive income, net of
        income taxes
       Unrealized loss on investment
        securities .............................                                                            (25,912)        (25,912)
                                                                                                                        ------------
  Comprehensive income .........................                                                                            393,513
  Stock dividend (10%), net of cash in
      lieu of fractional shares ................          96,688          269,204         (270,564)                          (1,360)
                                                     -----------      -----------      -----------      -----------     ------------

BALANCE, SEPTEMBER 30, 2004 ....................       1,064,656      $ 8,253,812      $   299,175      $     5,818     $ 8,558,805
                                                     ===========      ===========      ===========      ===========     ============











The accompanying notes are an integral part of these consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                             For the nine months ended September 30,
                                                                                                  2004                   2003
                                                                                                  ----                   ----

OPERATING ACTIVITIES
     Net income ........................................................................    $    419,425          $    258,408
     Adjustments to reconcile net income to net cash provided by operating activities
        Depreciation and amortization ..................................................         175,454               220,629
        Provision for possible loan losses .............................................         138,071               103,668
        (Gain) loss on sale of fixed assets ............................................          (1,255)                1,562
        Gain on sale of investment securities available for sale .......................          (5,230)                    -
     Changes in operating assets and liabilities
        Change in interest receivable ..................................................         (22,898)               59,783
        Change in other assets .........................................................         (15,404)              (13,732)
        Change in other liabilities ....................................................         (35,391)              153,650
                                                                                            ------------          ------------

           Net cash provided by operating activities ...................................         652,772               783,968
                                                                                            ------------          ------------

INVESTING ACTIVITIES
     Net change in federal funds sold ..................................................       1,479,573            (3,044,652)
     Proceeds from maturities and principal repayments of available for
       sale securities .................................................................       6,419,922             8,583,220
     Proceeds from sale of investment securities available for sale ....................         708,422                     -
     Proceeds from redemption of FHLB stock ............................................          75,500                     -
     Purchase of Federal Agency stock ..................................................               -              (144,900)
     Purchase of property and equipment ................................................         (88,002)              (69,400)
     Proceeds from sale of property and equipment ......................................           8,299                 2,500
     Purchase of life insurance policies ...............................................        (421,183)                    -
     Purchase of investment securities available for sale ..............................      (4,967,795)           (4,500,000)
     Net increase in loans .............................................................     (10,145,245)          (11,186,308)
                                                                                            ------------          ------------

           Net cash used for investing activities ......................................      (6,930,509)          (10,359,540)
                                                                                            ------------          ------------

FINANCING ACTIVITIES
     Net increase in demand, savings and time deposits .................................       9,108,265            10,974,335
     Net change in customer repurchase agreements ......................................       1,288,319               600,509
     Repayment of FHLB advances ........................................................      (3,500,000)                    -
     Cash paid in lieu of fractional shares for stock dividend .........................          (1,360)                 (317)

                                                                                            ------------          ------------
           Net cash provided by financing activities ...................................       6,895,224            11,574,527
                                                                                            ------------          ------------

           Net increase in cash and cash equivalents ...................................         617,487             1,998,955
                                                                                            ------------          ------------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .........................................       2,575,157             1,604,208
                                                                                            ------------          ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD ...............................................    $  3,192,644          $  3,603,163
                                                                                            ============          ============

SUPPLEMENTAL INFORMATION
    Cash paid for interest .............................................................    $    884,091          $    894,098
                                                                                            ============          ============
    Cash paid for income taxes .........................................................    $    335,436          $     27,269
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

Principles of Consolidation
The consolidated financial statements include the accounts of Cornerstone Bancorp, the parent company, and Cornerstone National Bank (the "Bank"), its wholly owned subsidiary. All significant intercompany items have been eliminated in the consolidated statements. At the end of September, 2004, the Bank established a subsidiary, Crescent Financial Services, Inc. ("Crescent"), an insurance agency. Crescent has not engaged in any business transactions to date. Crescent is pursuing a contract with a large insurance provider in order to offer insurance-related services.

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

Earnings Per Share
Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" requires that the Company present basic and diluted net income per common share. The assumed conversion of stock options creates the difference between basic and diluted net income per share. Income per share is calculated by dividing net income by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares outstanding for basic net income per common share for the three months ended September 30, 2004 and 2003 was 1,064,656. The weighted average number of common shares outstanding for diluted net income per common share was 1,086,495 for the three months ended September 30, 2004. The weighted average number of common shares outstanding for diluted net income per share for the quarter ended September 30, 2003, after effect of the 10% stock dividend, was 1,075,262 shares. For the nine month periods ended September 30, 2004 and 2003, respectively, the weighted average fully diluted shares were 1,085,882 and 1,075,380.

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

The Company also has a stock-based employee and director compensation plan, which was approved by shareholders in 2003 (the "2003 Plan") and is further described in Note 16 to the financial statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003. Under the 2003 Plan, options to purchase 18,000 shares were granted during the first quarter of 2004 (19,800 shares at an exercise price of $11.36 after effect of 10% stock dividend). The options were granted for a term of 10 years at an exercise price of $12.50 per share, the estimated market price on the date of grant. The options vest ratably over a three-year period. Under APB No. 25, no compensation expense was recorded at the date of grant. However, the Company has calculated a fair value as of the date of grant using the Black-Scholes option pricing model. The risk-free interest rate used was 1.75 percent and the assumed dividend rate was zero. The expected option life used was eight years. Had the Company been accounting for the 2003 Plan under SFAS 123, the Company would have expensed approximately $1,240 (approximately $769, net of tax) as compensation expense during the quarter ended September 30, 2004 based on the difference between the options' exercise price and the fair value calculated using the Black-Scholes option pricing model. Basic and diluted earnings per share for the quarter would have been $.11 per share had the Company accounted for the options granted under SFAS 123. The Company would have expensed, net of tax, $2,306, or $.002 per share, year to date in 2004. The options granted under the 2003 Plan have an estimated per option value of $2.00.

                                                                   For the three months ended          For the nine months ended
                                                                         September 30,                       September 30,
                                                                     2004             2003               2004             2003
                                                                     ----             ----               ----             ----
Net income:
As reported ..............................................       $   178,319        $   116,661       $   419,425        $   258,408
Deduct:  Total stock-based compensation expense
     determined under fair value based method for
     all awards,  net of related tax effects .............              (769)                 -            (2,306)                 -
                                                                 -----------        -----------       -----------        -----------
Pro forma ................................................       $   177,550        $   116,661       $   417,119        $   258,408
                                                                 ===========        ===========       ===========        ===========

Basic earnings per common share
As reported ..............................................       $       .17        $       .11       $       .39        $       .24
Pro forma ................................................       $       .17        $       .11       $       .39        $       .24

Diluted earnings per common share
As reported ..............................................       $       .16        $       .11       $       .39        $       .24
Pro forma ................................................       $       .16        $       .11       $       .38        $       .24

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

Concentrations of credit risk
The Bank makes loans to individuals and small businesses located primarily in upstate South Carolina for various personal and commercial purposes. The Bank has a diversified loan portfolio and borrowers' ability to repay loans is not dependent upon any specific economic sector. The Bank monitors the portfolio for concentrations of credit on a quarterly basis using North American Industry Codes ("NAIC"). The Bank has loans in three NAIC categories that each represents more than 10% of the portfolio. The Bank believes tse do not necessarily represent areas of greater risk in the portfolio. The NAIC concentrations are 13% in Residential Building Construction, 12% in Retail Trade, and 22% in Real Estate and Rental and Leasing. The portfolio also has loans representing 16 other NAIC categories.

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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-looking statements
The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing in the Cornerstone Bancorp Form 10-KSB for the year ended December 31, 2003. The discussion will concentrate on operations for the quarter and nine-month period ended September 30, 2004. Results of operations for the quarter or nine-month period ending September 30, 2004 are not necessarily indicative of the results to be attained for any other period.

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

General The Company commenced operations with the opening of the Bank, on September 15, 1999. In August 2002 the Bank opened a full service branch in the Berea area of Greenville County, South Carolina. In September 2004 the Bank incorporated an insurance agency subsidiary, Crescent Financial Services, Inc. Crescent has not yet engaged in any business transactions, but is pursuing a contract with a large insurance provider in order to offer insurance related services. At September 30, 2004 the Bank had paid $5,000 of earnest money to purchase real estate for a new full service branch in Powdersville. On October 8, 2004, the transaction to purchase the real estate closed. The Bank expects to open the new branch in 2005.


RESULTS OF OPERATIONS
Results of Operations for the Three Months Ended September 30, 2004 and 2003

The  Company's  net income for the three  months  ended  September  30, 2004 was
$178,319 or $.17 per basic and $.16 per diluted share compared to $116,661 or $.11 per basic and diluted share for the three months ended September 30, 2003. On April 13, 2004 the Company's Board of Directors declared a 10% stock dividend payable on May 25, 2004 to all shareholders of record on May 11, 2004. 2003 share calculations in this quarterly report have been adjusted to reflect the stock dividend. Share data for 2004 reflects the stock dividend as if it occurred on January 1, 2004. The 52.9% percent increase in earnings is due to growth in the Bank's earning assets over the past 12 months and due to growth in the Bank's service charges on deposit accounts. Total assets were $ 78.6 million at September 30, 2003 and increased to $91.8 million as of September 30, 2004.

Net interest income was $837,074 for the three months ended September 30, 2004 compared to $670,184 for the three months ended September 30, 2003. The increase was primarily the result of asset growth from 2003 to 2004. The net interest margin increased over the same period from 3.78% for the quarter ended September 30, 2003 to 4.03% for the quarter ended September 30, 2004.

The amount of the Company's provision for loan losses for the three months ended September 30, 2004 was $50,000 compared to $28,668 for the three months ended September 30, 2003. In each case, management has sought to provide the amount estimated to be necessary to maintain an allowance for loan losses that was adequate to cover the level of loss that management believed to be inherent in the portfolio as a whole, taking into account the Company's experience, economic conditions and information about borrowers available at the time of the analysis. During the third quarter of 2004 the Bank charged-off loans totaling $2,192. See "Loans" for additional information on the Company's loan portfolio and allowance for loan losses.


Noninterest income for the three months ended September 30, 2004 was $198,363 compared to $182,308 for the three months ended September 30, 2003. The increase was primarily the result of an increase in service charges on deposit accounts, partially offset by a decrease in mortgage loan origination fees. Mortgage loan income was very high in 2003 due to the level of refinancing in the Bank's market area. 2004 figures are more consistent with the Bank's expectations of mortgage fee income in a stable interest rate environment. Service charges on deposit accounts primarily increased due to a larger account base and overdraft fees. The Bank began offering a free checking account product and automatic overdraft protection beginning January 1, 2004.


Total noninterest expense for the three months ended September 30, 2004 was $697,512 versus $645,921 for the three months ended September 30, 2003. Expenses increased primarily as a result of increases in salaries and benefits and other expense. Salaries and benefits increased as a result of an increase in the number of full time equivalent employees and due to the increasing cost of benefits. The Company employed 30 associates as of September 30, 2004 and 28 as of September 30, 2003. Other expenses include advertising and ATM processing fees and charge-offs on deposit accounts, which have all increased in 2004 over 2003. Advertising has increased due to additional coverage in the Greenville market area and for new product introduction. ATM processing and deposit charge-offs have increased due to an increase in the number of demand deposit accounts and the automated overdraft protection product. The Bank also experienced losses on two customers' accounts due to fraudulent activity. The total loss on these two accounts was $25,190.

NET INTEREST INCOME

Net interest income is the difference between the interest earned on earning assets and the interest paid for funds acquired to support those assets. Net interest income, the principal source of the Company's earnings, was $837,074 for the three months ended September 30, 2004. This compared to $670,184 for the three months ended September 30, 2003.

Changes that affect net interest income are changes in the average rate earned on interest earning assets, changes in the average rate paid on interest bearing liabilities, and changes in the volume of interest earning assets and interest bearing liabilities.

Average earning assets for the three months ended September 30, 2004 increased $11.9 million or 16.9% to $82.3 million from the $70.4 million reported for the three months ended September 30, 2003. The increase was mainly attributable to a $16.3 million increase in loans primarily supported by a $9.9 million increase in average interest-bearing deposits and another $2.6 million in average other interest bearing liabilities. The increase in average interest-bearing deposits was spread across all account types, and resulted from various marketing campaigns. The Company's and the Bank's philosophy is to grow the customer base deliberately, with core business and strong relationships. The increase in other interest bearing liabilities was divided between retail repurchase agreements and FHLB Advances. The Bank averaged $1.5 million in daily rate credit advances from the FHLB during the third quarter of 2004.

For the three months ended September 30, 2004 the average yield on earning assets was 5.60% while the average cost of interest-bearing liabilities was 1.81%. For the three months ended September 30, 2003 the average yield on earning assets was 5.45% and the average cost of interest bearing liabilities was 2.01%. The increase in the yield on earning assets is attributable to several interest rate increases during 2004 by the Federal Open Market Committee ("FOMC"), and due to an increase in loans as a percentage of total interest-earning assets. In each of the months of June, July and September,

2004, the FOMC increased its target interest rate by .25%. Loans, which are typically the Bank's highest rate earning assets, were 81% of total earning assets during the third quarter of 2004 versus only 72% of total earning assets during the third quarter of 2003. This increase in loans as a percentage of assets, coupled with several increases in interest rates, has increased the Bank's overall yield on earning assets.

The decrease in the cost of interest bearing liabilities is attributable to continued re-pricing of longer term certificates of deposit at lower interest rates. The net interest margin is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest earning assets. The net interest margin for the three months ended September 30, 2004 was 4.03% compared to 3.78% for the three months ended September 30, 2003.

The table below illustrates the average balances of interest earning assets and interest bearing liabilities and the resulting yields and costs for the three-month periods ended September 30, 2004 and 2003.

                                                            September 30, 2004                          September 30, 2003
                                                 Average       Interest      Average          Average       Interest      Average
                                                 Balance        Earned      Yield/Cost        Balance        Earned     Yield/Cost
                                                 -------        ------      ----------        -------        ------     ----------
Investments ...............................   $12,790,651     $121,576         3.77%       $13,652,928     $133,198        3.87%
Fed Funds Sold ............................     2,489,265        9,504         1.51%         5,986,235       14,970        0.99%
Loans .....................................    67,063,216    1,031,337         6.10%        50,791,729      819,061        6.40%
                                              -----------    ---------                     -----------     --------
   Total interest earning assets ..........    82,343,132    1,162,417         5.60%        70,430,892      967,229        5.45%
                                              ===========    =========                     ===========     ========

Interest bearing transaction accounts .....    12,575,526       32,160         1.01%         8,431,915       21,295        1.00%
Savings and money market ..................    15,650,871       39,616         1.00%        13,970,587       38,494        1.09%
Time deposits greater than $100,000 .......    14,313,683      100,167         2.78%        12,094,801       87,082        2.86%
Other time deposits .......................    21,057,962      129,376         2.44%        19,195,340      135,180        2.79%
                                              -----------    ---------                     -----------     --------
   Total interest bearing deposits ........    63,598,042      301,319         1.88%        53,692,643      282,051        2.08%
Customer repurchase agreements ............     6,105,409       17,591         1.14%         4,965,714       14,994        1.20%
Borrowings from FHLB Atlanta ..............     1,500,000        6,433         1.70%                 -            -           -
                                              -----------    ---------                     -----------     --------
   Total interest bearing liabilities .....   $71,203,451      325,343         1.81%       $58,658,357      297,045        2.01%
                                              ===========    ---------                     ===========     ========

Net interest income .......................                  $ 837,074                                     $670,184
                                                             =========                                     ========
Interest rate spread ......................                                    3.79%                                       3.44%
Interest margin ...........................                                    4.03%                                       3.78%

The Bank, which accounts for all of the Company's sensitivity to changes in interest rates, measures interest sensitivity using various measures. Using a static Gap measurement, which compares the amount of interest sensitive assets repricing within a one year time period as compared to the amount of interest sensitive liabilities repricing within the same time frame, the Bank's sensitivity to changes in interest rates can be analyzed. Although this method does not take into account loan prepayments and other non-contractual changes in balances and the applicable interest rates, it does give some information as to possible changes in net interest income that could be expected simply as a result of changes in interest rates. As of September 30, 2004, the Bank's cumulative Gap ratio was 1.25 through 12 months. This indicates an asset-sensitive position as of September 30, 2004. In a period of rising interest rates, asset-sensitive balance sheets generally experience a widening of the net interest margin, while liability-sensitive balance sheets would be expected to experience the opposite effect. In a period of decreasing interest rates, liability-sensitive balance sheets typically experience a widening of the net interest margin. The calculation of the Bank's sensitivity to interest rates includes an assumption that all interest bearing deposits with no specified maturity date will re-price immediately in response to changes in interest rates. However, the Bank's management may or may not increase rates paid on these accounts at the same time or by the same magnitude that market rates increase. Many factors determine the timing and extent of rate changes, including liquidity needs, local competition, availability of non-local deposit funds, sources of other borrowings, and demand for the Bank's loan products.

Results of Operations for the Nine Months Ended September 30, 2004 And 2003

The Company's net income for the nine months ended September 30, 2004 was $419,425 or $.39 per basic and diluted share compared to $258,408 or $.24 per basic and diluted share for the nine months ended September 30, 2003. On April 13, 2004 the Company's Board of Directors declared a 10% stock dividend payable on May 25, 2004 to all shareholders of record on May 11, 2004. 2003 shares and per share calculations in this quarterly report have been adjusted to reflect the stock dividend. 2004 shares and per share calculations have been calculated assuming the stock dividend took place on January 1, 2004. The increase in net income is due to growth of the Bank as well as increased service charges on deposit accounts.

Net interest income was $2.3 million for the nine months ended September 30, 2004 compared to $1.9 million for the nine months ended September 30, 2003. The increase was primarily the result of the Bank's asset growth from 2003 to 2004 and an increase in loan fee income.

The amount of the Company's provision for loan losses for the nine months ended September 30, 2004 was $138,071 compared to $103,668 for the nine months ended September 30, 2003. In each case, management has sought to provide the amount estimated to be necessary to maintain an allowance for loan losses that was adequate to cover the level of loss that management believed to be inherent in the portfolio as a whole, taking into account the Company's experience, economic conditions and information about borrowers available at the time of the analysis. See "Loans" for additional information on the Company's loan portfolio and allowance for loan losses.

Non-interest income for the nine months ended September 30, 2004 was $550,018 compared to $482,154 for the nine months ended September 30, 2003. The increase was primarily the result of deposit growth from 2003 to 2004 and an increase in overdraft protection fees. The Company began offering a free checking product and an automatic overdraft protection product January 1, 2004. The increase in deposit account fees was partially offset by a decrease in mortgage loan origination fees. In 2003 mortgage origination fees were largely driven by refinancing transactions. Since many customers refinanced at historically low interest rates in 2003, the Bank has not had the same level of income from refinancing transactions in 2004.

Total non-interest expense for the nine months ended September 30, 2004 was $2.1 million versus $1.9 million for the nine months ended September 30, 2003. Salaries and other expenses increased 8.0% and 41.5%, respectively. Salary and benefit costs increased primarily as a result of additional personnel. Other expenses includes advertising costs, deposit charge-offs, and directors fees which all increased in 2004 over 2003. Advertising costs increased as the Bank began to increase advertising in the Greenville market area where the branch office is located. Deposit charge-offs increased with the offering of free checking accounts and automatic overdraft protection and due to fraudulent activity in two customers' accounts.

NET INTEREST INCOME

Net interest income, was $2.3 million for the nine months ended September 30, 2004. This compared to $1.9 million for the nine months ended September 30, 2003.

Average earning assets for the nine months ended September 30, 2004 increased to $78.9 million or 18.6% from the $66.5 million reported for the nine months ended September 30, 2003. The increase was mainly attributable to an increase in average loans, offset by a decrease in average investments and Federal Funds Sold. Average interest bearing liabilities increased $12.8 million to $68.6 million for the nine months ended September 30, 2004. The increase was spread among all of the various funds sources.

For the nine months ended September 30, 2004 the average yield on earning assets was 5.49% while the average cost of interest-bearing liabilities was 1.78%. For the nine months ended September 30, 2003 the average yield on earning assets was 5.60% and the average cost of interest-bearing liabilities was 2.16%. The decrease in the yield on earning assets and the cost of interest bearing liabilities is attributable to continued re-pricing during the lower overall interest rate environment during the first six months of 2004. The net interest margin for the nine months ended September 30, 2004 was 3.94% compared to 3.78% for the nine months ended September 30, 2003. The increase in the net interest margin is attributable to a change in the mix of the types of interest earning assets and the corresponding interest bearing liabilities in the Bank's balance sheet. The Bank has increased loans receivable as a percentage of total earning assets in 2004 in comparison to 2003. Loans comprised 79.8% of total interest earning assets in 2004 compared to 71.3% in 2003, and comprised the largest component of the increase in interest income across the two periods compared.

During the same period, the Bank was able to decrease its cost of funds by 38 basis points. Much of this decrease is due to the lower level of rates mentioned earlier. Even though the Bank grew its interest bearing liabilities, it was able to do so at a much lower rate. Time deposits under $100,000 decreased 44 basis points to an average cost of 2.47% from 2.91% in 2003. In addition, the Bank was able to borrow from the FHLB at a rate of 1.33% on average for the nine months ended September 30, 2004. These borrowings were at a rate approximately 120 basis points lower than the Bank's certificate of deposit portfolio.

The table below illustrates the average balances of interest earning assets and interest bearing liabilities and the resulting yields and costs for the nine month periods ended September 30, 2004 and 2003.

                                                         September 30, 2004                          September 30, 2003
                                                 Average       Interest      Average          Average       Interest      Average
                                                 Balance        Earned      Yield/Cost        Balance        Earned     Yield/Cost
                                                 -------        ------      ----------        -------        ------     ----------
Investments ..............................   $12,578,202   $  369,392         3.91%       $14,942,971   $  438,533        3.92%
Fed Funds Sold ...........................     3,323,867       29,535         1.18%         4,123,419       35,943        1.17%
Loans ....................................    63,002,123    2,851,260         6.03%        47,446,131    2,310,045        6.51%
                                             -----------   ----------                     -----------   ----------
   Total interest earning assets .........    78,904,192    3,250,187         5.49%        66,512,521    2,784,521        5.60%
                                             ===========   ==========                     ===========   ==========

Interest bearing transaction accounts ....    11,485,705       87,042         1.01%         8,229,757       67,535        1.10%
Savings and money market .................    15,234,397      114,521         1.00%        12,477,576      119,468        1.28%
Time deposits greater than $100,000 ......    13,236,267      262,519         2.64%        11,608,430      261,372        3.01%
Other time deposits ......................    20,381,922      378,269         2.47%        18,746,684      407,417        2.91%
                                             -----------   ----------                     -----------   ----------
   Total interest bearing deposits .......    60,338,291      842,351         1.86%        51,062,447      855,792        2.24%
                                             -----------   ----------                     -----------   ----------
Customer repurchase agreements ...........     5,875,817       50,408         1.14%         4,788,794       46,702        1.30%
Advances from FHLB .......................     2,394,161       23,840         1.33%                 -            -           -%
                                             -----------   ----------                     -----------   ----------
   Total interest bearing liabilities ....   $68,608,269      916,599         1.78%       $55,851,241      902,494        2.16%
                                             ===========   ----------                     ===========   ----------

Net interest income ......................                 $2,333,588                                   $1,882,027
                                                           ==========                                   ==========
Interest rate spread .....................                                    3.71%                                       3.44%
Interest margin ..........................                                    3.94%                                       3.78%

BALANCE SHEET REVIEW

Total consolidated assets increased $7.3 million from $84.5 million at December 31, 2003 to $91.8 million at September 30, 2004. This increase in assets was primarily reflected in loans receivable. As quality loan demand permitted, the liquidity that resulted from maturities and calls of securities was moved into loans receivable. Loans increased approximately $10.0 million during the first nine months of 2004. The remaining liquidity was used to repay daily borrowings from the Federal Home Loan Bank ("FHLB") in an effort to keep assets deployed in the most effective manner. At December 31, 2003, deposits were $65.3 million, customer repurchase agreements were $5.8 million and borrowings from the FHLB were $5.0 million. As of September 30, 2004 total deposits were $74.4 million, customer repurchase agreements were $7.1 million, and borrowings from the FHLB were $1.5 million. Deposit growth resulted from the Company's marketing of several new products.

Management seeks to maintain sufficient cash and other forms of liquidity to meet both anticipated and unanticipated cash outflows and a balance sheet mix that effectively utilizes the Company's earning assets. Cash and due from banks amounted to $3.2 million at September 30, 2004 and $2.6 million at December 31, 2003. Federal funds sold decreased from $3.2 million at December 31, 2003 to $1.7 million at September 30, 2004.


LIQUIDITY

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of liabilities. The Company manages both assets and liabilities to achieve appropriate levels of liquidity. Cash and short-term investments are the Company's primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. The investment portfolio is the Company's principal source of secondary asset liquidity. However, the availability of this source of funds is influenced by market conditions. Individual and commercial deposits and borrowings are the Company's primary source of funds for credit activities. The Company has lines of credit with unrelated banks totaling $2.85 million and a line with the FHLB of Atlanta. The bank lines are available on a one to fourteen day basis for general corporate purposes of the Bank. The FHLB line is based on the availability of eligible collateral with a maximum borrowing capacity of 10% of Bank assets. The Bank currently has $1.5 million borrowed under the FHLB line. On September 30, 2004 the Bank had paid $5,000 of earnest money to purchase land for an additional branch site. The total cost of the land is approximately $350,000. The purchase of the land closed October 8, 2004. Management believes that the Company's liquidity sources are adequate to meet its operating needs.

OFF BALANCE SHEET RISK

Through the operations of the Bank, the Company has contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank's customers at predetermined interest rates for a specified period of time. Commitments are subject to various conditions which are expected to reduce the credit risk to the Company. At September 30, 2004, the Bank had issued commitments to extend credit of $13.6 million through various types of lending arrangements. Of that amount, approximately $5.2 million was undisbursed amounts of closed-end loans and approximately $8.4 million was related to lines of credit. The Bank's management evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by management upon extension of credit, is based on a credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. Management manages the credit risk on these commitments by subjecting them to normal underwriting and risk management processes. The Bank also had standby letters of credit outstanding of $543,757 at September 30, 2004. An immaterial amount of fees were collected related to these commitments and letters of credit during the quarter ended September 30, 2004. Historically many of these commitments and letters of credit expire unused, and the total amount committed as of September 30, 2004 is not necessarily expected to be funded.


LOANS

Commercial and industrial loans made up 16.9% of the total loan portfolio as of September 30, 2004, totaling $11.8 million. Loans secured by real estate for construction and land development totaled $14.3 million or 20.6% of the total loan portfolio. Nonresidential, nonfarm real estate loans totaled $22.8 million or 32.8% of the portfolio, while all other loans secured by real estate totaled $17.9 million or 25.7% of the total loan portfolio as of September 30, 2004. Installment loans and other consumer loans to individuals comprised $2.8 million or 4.0% of the total loan portfolio.

The allowance for loan losses was $860,444 or 1.24% of gross loans as of September 30, 2004 compared to 1.23% as of December 31, 2003. Management evaluates the adequacy of the allowance for loan losses based on various factors including the status of loans in the portfolio, local economic conditions, industry statistics, etc. Based on information available as of September 30, 2004, in Management's opinion, the allowance for loan losses is adequate as of September 30, 2004. At September 30, 2004, the Company had no loans that were 90 days or more past due or non-accruing. During the nine months ended September 30, 2004 the Bank charged off approximately $5,600. The Bank had an immaterial amount of non-performing assets at September 30, 2004.


CAPITAL RESOURCES

The capital base for the Company increased by $392,000 for the first nine months of 2004, due to net income, partially offset by a decrease in the unrealized gain on investment securities. The Company's equity to asset ratio was 9.3% as of September 30, 2004 compared to 10.3% and 9.66% as of September 30, 2003 and December 31, 2003, respectively. The Company expects to continue to leverage its capital as the Bank grows.

As of April 13, 2004, the Company's Board of Directors declared a 10% stock dividend to shareholders of record on May 11, 2004 payable on May 25, 2004. As a result of the dividend, 96,688 common shares were issued. Share data in 2003 has been restated to reflect this transaction, and 2004 share data has been calculated assuming the effect of the ten percent stock dividend.

The Company has two stock-based compensation plans. The Company established a director plan in 1999 when the Company commenced operations (the "Director Plan"). During the second quarter of 2003, shareholders approved an additional stock-based compensation plan for the benefit of employees and directors (the "2003 Plan"). As of September 30, 2004 and 2003, the Company had a total of 47,916 shares at an exercise price of $7.51 per share in vested stock options outstanding (after effect of the 10% stock dividend) under the Director Plan. During 2004, options to purchase 18,000 shares were granted to employees and directors under the 2003 Plan. The options were granted at an exercise price of $12.50 per share, the estimated market price of the stock on the grant date. After giving effect to the 10% stock dividend declared on April 13, 2004, the number of options granted under the 2003 Plan in 2004 is 19,800, and the exercise price is $11.36 per share. The options vest ratably over three years and have a ten year term. Thus, there are no options vested under the 2003 Plan.

The Federal Deposit Insurance Corporation has established guidelines for capital requirements for banks. As of September 30, 2004, the Bank exceeds the capital requirement levels that are to be maintained.

                                 Capital Ratios
                             (Dollars in thousands)

                                                                                                                     Adequately
                                                                                       Well Capitalized             Capitalized
                                                                  Actual                  Requirement               Requirement
                                                                  ------                  -----------               -----------
                                                            Amount       Ratio        Amount        Ratio        Amount       Ratio
                                                            ------       -----        ------        -----        ------       -----

Total capital to risk weighted assets ...................   $ 8,539      11.6%       $ 7,390        10.0%       $ 5,912        8.0%
Tier 1 capital to risk weighted assets ..................   $ 7,678      10.4%       $ 4,434         6.0%       $ 2,956        4.0%
Tier 1 capital to average assets ........................   $ 7,678       8.6%       $ 4,441         5.0%       $ 3,553        4.0%


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


ITEM 3.

CONTROLS AND PROCEDURES.

         Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of the Company's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) and 240.15d-15(e)), the Company's chief executive officer and chief financial officer concluded that such controls and procedures, as of the end of the period covered by this report, were effective.

         There has been no change in the Company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information


ITEM 6.  Exhibits

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




                   Cornerstone Bancorp
                      (Registrant)


    By:s/J. Rodger Anthony                               Date: November 12, 2004
    ----------------------------------------
       J. Rodger Anthony
       Chief Executive Officer



   By: s/Jennifer M. Champagne                           Date: November 12, 2004
    ----------------------------------------
       Jennifer M. Champagne
       Senior Vice President and Chief Financial Officer
       (Principal financial officer)

                                    Exhibits


31-1                       Rule 13a-14(a)/ 15d-14(a) Certifications of Chief
                           Executive Officer
31-2                       Rule 13a-14(a)/Rule 15d-14(a) Certifications of
                           Chief Financial Officer
32                         18 U.S.C. Section 1350 Certifications