Form 10KSB
period 2004-12-31
CORNERSTONE BANCORP/SC
filed 2005-03-23
CIK 1087455

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004                File Number 333-79543

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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ] (Not Applicable)

         The issuer's revenues for its most recent fiscal year were $5,250,945.

         The aggregate market value of the voting Common Stock held by non-affiliates on March 1, 2005, was approximately $8,855,400 . The issuer has no non-voting common equity outstanding. As of March 1, 2005, there were 1,064,656 shares of the Registrant's Common Stock, no par value, outstanding. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's 2004 Annual Report to Shareholders are incorporated by reference into Part II of this Form 10-KSB

Transitional Small Business Disclosure Format (check one):

Yes [ ]  No [X]

                          10-KSB CROSS REFERENCE INDEX

                                      Part I                                Page
Item 1     Description of Business...........................................  2
Item 2     Description of Property........................................... 10
Item 3     Legal Proceedings ................................................ 10
Item 4     Submission of Matters to a Vote of Security Holders............... 10
                                     Part II
Item 5     Market for Common Equity, Related Stockholder Matters
           and Small Business Issuer
           Repurchases of Equity Securities.................................. 10
Item 6     Management's Discussion and Analysis or Plan of Operation......... 11
Item 7     Financial Statements.............................................. 11
Item 8     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................................... 11
Item 8A    Controls and Procedures........................................... 11
Item 8B    Other Information................................................. 12
                                    Part III
Item 9     Directors and Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the Exchange Act... 12
Item 10    Executive Compensation............................................ 14
Item 11    Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters................... 16
Item 12    Certain Relationships and Related Transactions.................... 17
                                     Part IV
Item 13    Exhibits.......................................................... 18
Item 14    Principal Accountant Fees and Services............................ 18

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

                               WEBSITE REFERENCES

         References to our website included in, or incorporated by reference into, this report are for information purposes only, and are not intended to incorporate our website by reference into this report.


                                     PART I

Item 1.  Description of Business.

General

         Cornerstone Bancorp (the "Company") is a South Carolina corporation incorporated in 1999. The Company is a bank holding company with no operations other than those carried on by its wholly owned subsidiary, Cornerstone National Bank (the "Bank"). The Bank conducts a general banking business under a national bank charter granted by the Office of the Comptroller of the Currency of the United States (the "OCC") pursuant to the National Bank Act. The Bank was organized in 1999. The Bank conducts its activities from its main office opened in September of 1999, located in Easley, South Carolina and from a branch office opened in August 2002, located in Greenville, South Carolina.

         The Bank's primary market areas are the city of Easley, South Carolina and the immediately surrounding areas of Pickens County, the Berea area of Greenville County, and contiguous areas. Pickens County and four neighboring counties make up the Greenville-Spartanburg-Anderson, South Carolina Metropolitan Statistical Area (the "Greenville MSA").

         The Bank's business primarily consists of accepting deposits and making loans. The Bank seeks deposit accounts from households and businesses in its primary market areas by offering a full range of savings accounts, retirement accounts (including Individual Retirement Accounts), checking accounts, money market accounts, and time certificates of deposit. It also makes commercial, real estate and installment loans, primarily on a secured basis, to borrowers in the Upstate area of South Carolina and makes other authorized investments. Both in-house and brokered conventional residential mortgage loans are offered at the Bank.

         As of December 31, 2004, the Bank employed 31 people.

         The Bank's full service branch location maintains a staff of approximately five experienced banking personnel and an experienced on-site mortgage lender. The office is located at 45 Farrs Bridge Road in the Berea area of Greenville, South Carolina. In 2004, the Bank purchased property in Powdersville, South Carolina on which to build another branch. This branch is expected to be completed in mid 2005.

Competition

         South Carolina law permits statewide branching by banks and savings and loan associations. Consequently, many financial institutions have branches located in several communities. Currently, in addition to the Bank, 9 commercial banks and 1 savings institution operate branches in Pickens County. In addition to the Bank, 22 commercial banks and 3 savings institutions operate branches in Greenville County. The principal areas and methods of competition in the banking industry are the services offered, pricing of those services, the convenience and availability of the services, and the degree of expertise and personal manner with which those services are offered.

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

                              SERVICES OF THE BANK

Deposits

         The Bank offers the full range of deposit services typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, and savings and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to the principal market area at rates competitive with those offered in the area. In addition, retirement accounts such as IRA's (Individual Retirement Accounts) are offered. All deposit accounts are insured by the Federal Deposit Insurance Corporation ("FDIC") up to the maximum amount permitted by law. The Bank solicits these accounts from individuals, businesses, associations and organizations, and government authorities. Although the Bank intends to be competitive in its efforts to attract deposit accounts, it does not aggressively seek jumbo certificates of deposit (certificates in amounts greater than $100,000).

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

         The risk-based capital standards of both the Federal Reserve and the OCC explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution's ability to manage these risks, as important factors to be taken into account by the agencies in assessing an institution's overall capital adequacy. The capital guidelines also provide that an institution's exposure to a decline in the economic value of its capital due to changes in interest rates should be considered by the agencies as a factor in evaluating a bank's capital adequacy. The Federal Reserve also has issued additional capital guidelines for bank holding companies that engage in certain trading activities.

         The Bank exceeded all applicable capital requirements at December 31, 2004. The Company is not currently subject to separate capital requirements because the Federal Reserve applies its guidelines on a bank-only basis for bank holding companies with less than $150 million in consolidated assets.

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

FDIC Insurance Assessments

         Because the Bank's deposits are insured by the BIF, the Bank is subject to insurance assessments imposed by the FDIC. Currently, the assessments imposed on all FDIC deposits for deposit insurance have an effective rate ranging from 0 to 27 basis points per $100 of insured deposits, depending on the institution's capital position and other supervisory factors. In addition, the Bank is subject to an assessment to pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation ("FICO"). The FICO assessment is adjusted quarterly to reflect changes in the assessment bases of the respective funds based on quarterly Call Report and Thrift Financial Report submissions.

Regulation of the Bank

         The Bank is subject to the National Bank Act and the regulations of the OCC as well as to examination by the OCC. The Bank is also subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, consumer credit laws and laws relating to branch banking. The Bank's loan operations are subject to certain federal consumer credit laws and regulations promulgated thereunder, including, but not limited to: the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers; the Home Mortgage Disclosure Act, requiring financial institutions to provide certain information concerning their mortgage lending;

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

Interstate Banking

         Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 the Company and any other adequately capitalized bank holding company located in South Carolina can acquire a bank located in any other state, and a bank holding company located outside South Carolina can acquire any South Carolina-based bank, in either case subject to certain deposit percentage and other restrictions. Unless prohibited by state law, adequately capitalized and managed bank holding companies are permitted to consolidate their multistate bank operations into a single bank subsidiary and to branch interstate through acquisitions. De novo branching by an out-of-state bank is permitted only if the laws of the host state expressly permit it. The authority of a bank to establish and operate branches within a state continue to be subject to applicable state branching laws. South Carolina law permits such interstate branching but not de novo branching by an out-of-state bank.

Gramm-Leach-Bliley Act

         The Gramm-Leach-Bliley Act, which makes it easier for affiliations between banks, securities firms and insurance companies to take place, removes Depression-era barriers that had separated banks and securities firms, and seeks to protect the privacy of consumers' financial information.

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

Item 2.  Description of Property.

         The Company owns 1.83 acres of land at 1670 East Main Street in Easley, South Carolina where its main office is located. The Company also owns 6.772 acres of land on the 40 block of Farrs Bridge Road in the Berea area of Greenville, South Carolina where its branch office is located. Both properties are considered to be well suited for the Company's purposes. During 2004 the Bank purchased land for an additional branch office in Powdersville, South Carolina. The cost of the branch is expected to be approximately $1.0 million and the building is expected to be completed in mid-2005.

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

Item 4.  Submission of Matters to Vote of Security Holders.

         No matters were submitted to a vote of security holders during the fourth quarter of 2004.

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Repurchases of Equity Securities.

         Although the common stock of the Company may be traded from time to time on an individual basis, no established trading market has developed and none is expected to develop in the foreseeable future. The common stock is not listed on any exchange nor is it traded on the NASDAQ National Market System, nor are there any market makers known to management. During the past calendar year, management was aware of a number of transactions in which the Company's common stock traded between $12.50 and $13.00 per share (prior to and following the 10% stock dividend declared in 2004). However, management has not ascertained that these transactions were the result of arm's length negotiations between the parties, and because of the limited number of shares involved, these prices may not be indicative of the market value of the common stock.

         As of March 1, 2005, there were approximately 501 holders of record of the Company's common stock, excluding individual participants in security position listings.

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

         The Company has not in the past three years sold any securities that were not registered under the Securities Act of 1933.

         No disclosure is required pursuant to Item 703 of Regulation S-B because the Company does not have a class of equity securities registered under
Section 12 of the Securities Exchange Act of 1934.


Item 6.  Management's Discussion and Analysis or Plan of Operation.

         The information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 2 through 16 of the Company's Annual Report to Shareholders for the year ended December 31, 2004 is incorporated herein by reference.

Item 7.  Financial Statements.

         The Consolidated Financial Statements and notes thereto and Report of Independent Certified Accountants contained on pages 17 through 37 of the Company's Annual Report to Shareholders for the year ended December 31, 2004 are incorporated herein by reference.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         Not Applicable.

Item 8A.  Controls and Procedures.

         Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of the Company's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) and 240.15d-15(e)), the Company's chief executive officer and chief financial officer concluded that such controls and procedures, as of the end of the year covered by this annual report, were effective.

         No disclosure is required under 17 C.F.R. Section 228.308.

Item 8B.  Other Information

         No information was required to be disclosed in a report on Form 8-K during the fourth quarter of 2004 that was not disclosed.

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


NAME                           AGE                  PRINCIPAL OCCUPATION                    DIRECTOR SINCE
----                           ---                  --------------------                    --------------

         Nominees for the Board of Directors whose terms of office will continue until the Annual Meeting of Shareholders of the Company in 2008 are:

Ben L. Garvin                  60    President of Cornerstone National Bank since 2001;          2001
                                     Secretary and Treasurer of the Company since 2003;
                                     Senior Vice President of Central Carolina Bank,
                                     1983-2001

J. Bruce Gaston                48    Gaston and Gaston, C.P.A.'s, P.A.                           1999

S. Ervin Hendricks, Jr.        62    President and Co-owner, Nu-Life Environmental,              1999
                                     Inc., Easley, SC; President and Owner of Advance
                                     Machine Works since 1995.


Members of the Board of Directors whose terms of office continue until the Annual Meeting of Shareholders of the Company in 2007 are:

J. Rodger Anthony              59    President and Chief Executive Officer of the                1999
                                     Company since 1999; Chairman and Chief Executive
                                     Officer of the Bank since 1999; Chief Executive
                                     Officer, First National Bank of Pickens County,
                                     Easley, SC, 1996 to 1998

Walter L. Brooks               77    President, G&B Enterprises, Liberty, SC (egg                1999
                                     production)

T. Edward Childress, III       59    Registered pharmacist and long-term care facility           1999
                                     owner; Shareholder of Health Management Resources,
                                     Inc.; Chairman Cornerstone Bancorp since 1999

         Members of the Board of Directors whose terms of office continue until the Annual Meeting of Shareholders of the Company in 2006 are:

Joe E. Hooper                  66    President, Pride Mechanical and Fabrication                 1999
                                     Company, Inc.

Robert R. Spearman             65    Surveyor/Retired                                            1999

John M. Warren, Jr., M.D.      55    Physician, Easley OB-GYN Associates, P.A.                   1999

George I. Wike, Jr.            60    Investor; retired Optometrist                               1999

Executive Officers

         The names and positions with the Company of each executive officer of the Company are as follows:

J. Rodger Anthony               President and Chief Executive Officer

Jennifer M. Champagne           Chief Financial Officer

         The age and business experience of Mr. Anthony are set forth above under "-Directors." Mrs. Champagne (age 37) is a Certified Public Accountant, and joined the Company in October 2002 as its Chief Financial Officer. Prior to joining the Company, Mrs. Champagne worked as a Senior Manager with Elliott Davis, LLC from August 2000 to October 2002. Prior to her employment with Elliott Davis, Mrs. Champagne worked as Senior Vice President of Finance for HomeGold, Inc. from March 1998 to June 2000. None of the principal executive officers or any directors are related by blood, marriage or adoption in the degree of first cousin or closer.

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

Item 10. Executive Compensation.

         The following table sets forth the remuneration paid during the years ended December 31, 2004, 2003 and 2002 to the Chief Executive Officer of the Company and the President of the Bank. No other principal officer of the Company or the Bank was paid remuneration in excess of $100,000.

                           SUMMARY COMPENSATION TABLE

                                                Annual Compensation (1)        Long Term Compensation Awards
                                                -----------------------        -----------------------------
                                                                               Number of
                                                                              Securities
                                                                              Underlying
                                                                                Options           All Other
Name and Principal Position            Year     Salary         Bonus            Awarded        Compensation (2)
                                       ----     ------         -----            -------        ----------------

J. Rodger Anthony, President and       2004    $135,200      $     -            2,640              $ 3,887
Chief Executive Officer                2003    $130,000      $ 5,592              -                $ 4,027
                                       2002    $125,000      $ 4,228              -                $ 3,750

Ben L. Garvin, President               2004    $113,500      $     -            2,640              $ 3,265
Cornerstone National Bank              2003    $109,200      $ 4,697              -                $ 3,383
                                       2002    $105,000      $ 3,552              -                $ 3,150

---------------------
(1) Perquisites and personal benefits did not exceed the lesser of $50,000 or 10% of salary plus bonus payments.
(2) Contributions by the Bank to the Bank's Simple IRA Plan on behalf of Mr. Anthony and Mr. Garvin.

                            ORGANIZERS' STOCK OPTIONS

         On December 14, 1999, the Board of Directors of the Company, in consideration of the time and efforts of the directors of the Company in organizing the Company and its subsidiary bank and each director's personally guaranteeing a portion of the organizational expenses, granted options to each director to purchase up to 4,000 shares of the common stock of the Company for a purchase price of $10.00 per share, which was the price at which the common stock was sold to the public in 1999. The options became exercisable for each director one-third each year beginning on December 14, 2000 and expire on December 14, 2009, unless they terminate sooner as the result of the director's ceasing to be a director of the Company, in which case the options expire six months after the holder ceases to be a director. As described in Note 17 to the Consolidated Financial Statements of the Company, the Company's Board of Directors declared 10 percent stock dividends to shareholders of record on May 11, 2004, March 17, 2003 and April 30, 2002. The Company's stock option agreements provide for appropriate adjustments of the number of outstanding stock options in the event of stock dividends and other similar stock transactions. The agreements also provide for the aggregate consideration to be paid upon exercise of the options to be proportionately adjusted following a stock dividend. Therefore, at December 31, 2004, each of the organizing directors held options to purchase 5,324 shares with an exercise price of $7.51 per share.

                             2003 STOCK OPTION PLAN

         In 2003 shareholders of the Company approved a stock option plan for the benefit of employees and directors of the Company ("the 2003 Plan"). The 2003 Plan reserved 125,000 shares of common stock for issuance upon exercise of options. During 2004 options to purchase 18,000 shares of common stock were granted under the 2003 Plan. The options vest over a three year period and are exercisable for a period of ten years at the estimated fair market value on the date of grant, which was $12.50 per share. As of December 31, 2004 none of the options granted in 2004 were vested. The Board of Directors declared a 10% stock dividend in May 2004, which increased the number of shares reserved for issuance under the 2003 Plan to 137,500, increased the number of shares subject to outstanding options under the 2003 Plan to 19,800 shares, and reduced the purchase price to $11.36 per share, all in accordance with the provisions of the 2003 Plan.

                        OPTION GRANTS IN LAST FISCAL YEAR

         The following table presents information about options granted in 2004 to the persons named in the Summary Compensation Table at December 31, 2004.

                          Number of Securities     % of Total Options
                           Underlying Options    Granted to Employees
          Name                   Granted                in 2004             Exercise Price         Expiration Date
          ----                   -------                -------             --------------         ---------------
J. Rodger Anthony                 2,640                  28.6%                  $11.36                  2014
Ben L. Garvin                     2,640                  28.6%                  $11.36                  2014

         These options vest over a three year period beginning in 2005 and are exercisable for ten years from the date of grant.

          OPTION EXERCISES AND YEAR END OPTIONS OUTSTANDING AND VALUES

         The following table presents information about options held by the persons named in the Summary Compensation Table at December 31, 2004.

                                                          Number of Securities                Value of Unexercised
                                                         Underlying Unexercised                   In-the-Money
                                                            Options 12/31/04                   Options 12/31/03(1)
                        Shares Acquired     Value           ----------------                   -------------------
Name                      on Exercise     Realized     Exercisable    Unexercisable      Exercisable       Unexercisable
                          -----------     --------     -----------    -------------      -----------       -------------

J. Rodger Anthony              -             $ -          5,324           2,640           $ 29,229            $ 4,330
Ben L. Garvin                  -             $ -              -           2,640           $      -            $ 4,330

---------------
(1) Based on exercise prices of $7.51 per share for the 1999 Organizers Plan and $11.36 (after adjustment for the 2004 stock dividend) for the 2003 Plan and assuming that the fair market value of the Company's common stock on December 31, 2004 was $13.00 per share.


Change of Control Agreements

         The Company has entered into Change of Control Agreements with J. Rodger Anthony, its President and Chief Executive Officer, and Ben L. Garvin, President of the Bank and Corporate Secretary of the Company (each referred to as an "Executive"). The agreements provide that, if there is a "change of control" of the Company within five years of the date of the agreements, and the Executive terminates his employment with the Company or the Company terminates his employment within six months of such change of control, the Executive will be entitled to a lump sum payment equal to a multiple of his annual salary in effect at the date of termination. The agreements automatically renew each year unless, 30 days prior to an annual anniversary date, notice is given by the Company that the agreements will not renew. A "change of control" is deemed to occur under the agreements if either (i) voting control of the Company is acquired, directly or indirectly, by any person or group acting in concert, (ii) the Company is merged with or into any other entity and the Company is not the surviving entity of the merger, (iii) voting control of any subsidiary of the Company by which subsidiary Executive is principally employed is acquired, directly or indirectly, by any person or group acting in concert, or (iv) any subsidiary of the Company by which Executive is principally employed is merged with or into another entity which is not also a subsidiary of the Company and such subsidiary is not the surviving entity of the merger.

         The foregoing is merely a summary of the Change of Control Agreements and is not intended to create any rights in any person, and is qualified in its entirety by reference to such agreements.


Compensation of Directors

         Directors are not paid for service as directors of the Company. However, the directors of the Company also serve as directors of the Bank and receive fees for meetings of the Bank Board of Directors and committee meetings of the Bank Board. The Bank paid directors $400.00 per board meeting in 2004, except Mr. Childress, who was paid $500.00 per board meeting due to his additional duties as Chairman of the Company's board. Directors were paid $50.00 for each committee meeting attended. Total director fees were $58,100 in 2004. For 2005, the Board of Directors has increased monthly directors' fees to $500.00 per meeting, and increased the fee for the Chairman of the Company's board to $600.00. Committee fees have been increased to $100.00 per meeting attended in person, and decreased to $25.00 per meeting attended by telephone. See also "Organizers Stock Options" above for information about stock options granted to the Company's original directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

       The number of shares owned and the percentage of outstanding common stock such number represents at March 1, 2005, for all directors and executive officers of the Company and for all persons who are currently beneficial owners of 5% or more of the Company's common stock is set forth below.

Name (and Address of 5% Owners)                       Number of Shares                   % of Outstanding
                                                   Beneficially Owned (1)                  Common Stock
-------------------------------------------    --------------------------------   -------------------------------
J. Rodger Anthony                                           45,254                             4.07%
Walter L. Brooks (2)                                        14,374                             1.29
Jennifer M. Champagne                                          332                              .03
T. Edward Childress, III                                   105,149                             9.45
    101 McAlister Lake Drive
    Easley, South Carolina 29642
Ben L. Garvin                                               12,830                             1.15
J. Bruce Gaston                                             25,289                             2.27
S. Ervin Hendricks, Jr.                                     43,257                             3.89
Joe E. Hooper                                               51,909                             4.67
Robert R. Spearman                                           9,317                              .84
John M. Warren, Jr., M.D.                                   18,634                             1.67
George I. Wike, Jr.                                        105,149                             9.45
    28 Mandarin Circle
    Taylors, SC
All directors and executive                                -------                            -----
officers as a group (11 persons)                           431,494                            38.78%

--------------------
(1) Includes for each individual, except Mr. Garvin and Ms. Champagne, 5,324 vested stock options that are currently exercisable. Options that are neither currently exercisable nor exercisable within 60 days are omitted.
(2) Includes 6,655 shares owned by a partnership in which Mr. Brooks is a partner.

Except as otherwise indicated, to the knowledge of management, all shares are owned directly with sole voting power.

                      Equity Compensation Plan Information

         The following table sets forth information as of December 31, 2004 about all of the Company's compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

                            Number of securities                                      Number of securities remaining
                             to be issued upon            Weighted-average            available for future issuance
                                exercise of               exercise price of          under equity compensation plans
                            outstanding options,        outstanding options,         (excluding securities reflected
Plan Category               warrants and rights          warrants and rights                  in column (a))
-------------               -------------------          -------------------         --------------------------------
                                    (a)                          (b)                               (c)
Equity compensation
plans approved by
security holders                   19,800                      $11.36                            117,700

Equity compensation
plans not approved by
security holders                   47,916                      $ 7.51                                  -
                                   ------                                                        -------

Total                              67,716                      $ 8.64                            117,700
                                   ======                                                        =======


         The equity securities under plans not approved by security holders shown in the table are stock options granted to directors pursuant to the 1999 Organizers Agreements. The equity securities in the table under plans approved by security holders shown in the table are stock options granted to employees and directors pursuant to the 2003 Stock Option Plan. Further information about the options is set forth in Item 10 under "Organizers' Stock Options" and "2003 Stock Option Plan".

Item 12. Certain Relationships and Related Transactions.

         Extensions of Credit. The Bank, in the ordinary course of its business, makes loans to and has other transactions with directors, officers, principal shareholders, and their associates. Loans are made on substantially the same terms, including rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectibility or present other unfavorable features. The Bank expects to continue to enter into transactions in the ordinary course of business on similar terms with directors, officers, principal stockholders, and their associates. The aggregate dollar amount of such loans outstanding at December 31, 2004 was $4.5 million. During 2004, $3.6 million of new loans were made and repayments totaled $2.9 million.

         Organizers Options. See the discussion in Item 10 under the caption "ORGANIZERS' STOCK OPTIONS."

Item 13. Exhibits

(a)      Description of Exhibits.

Exhibit No.      Description
3.1              Articles of Incorporation of Registrant (1)
3.2              Bylaws of Registrant (1)
10               Change of Control Agreements (2)
10.1             Form of Option Agreements (3)
10.2             Cornerstone Bancorp 2003 Stock Option Plan (4)
10.3             Information  about  increases  in director  fees and  executive compensation  (Incorporated  by  reference  to Form  8-K  filed
                 February 17, 2005)
13               Portions of 2003 Annual Report to Shareholders  incorporated by reference into this Form 10-KSB
21               Subsidiaries of Registrant
31-1             Rule 15d-14(a) Certifications
31-2             Rule 15d-14(a) Certifications
32               Section 1350 Certifications
-----------------
(1) Incorporated by reference to Registration Statement on Form SB-2 (No. 333-79543).
(2) Incorporated by reference to Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.
(3) Incorporated by reference to Annual Report on Form 10-KSB for the year ended December 31, 1999.
(4) Incorporated by reference to Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003.


Item 14.  Principal Accountant Fees and Services

                  Set forth below is information about fees billed by the Company's independent auditors for audit services rendered in connection with the consolidated financial statements and reports for the years ended December 31, 2004 and 2003, and for other services rendered during such years, on behalf of the Company and the Bank, as well as all out-of-pocket expenses incurred in connection with these services, which have been billed to the Company.

         (1)  Audit Fees

                  Audit fees include fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim condensed consolidated financial statements included in quarterly reports, and services that are normally provided by the Company's independent auditor in connection with statutory and regulatory filings or engagements, and attest services, except those not required by statute or regulation. For the years ended December 31, 2003 and 2004, respectively, Elliott Davis, LLC billed, or expects to bill, the Company an aggregate of $25,300 and $26,240 for audit fees.

         (2)  Audit-Related Fees

                  Audit-related fees include fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees". Elliott Davis, LLC did not bill the Company for audit-related fees in 2004 or 2003.

         (3)  Tax Fees

                  Tax fees include fees for tax compliance/preparation and other tax services. Tax compliance/preparation include fees billed for professional services related to federal, state and international tax compliance. Other tax services include fees billed for filing of Form 5500 for the Company's Section 125 Flexible Spending Account benefit plan. For each of the years ended December 31, 2003 and 2004 Elliott Davis, LLC billed the Company an aggregate of $3,200 and $3,605, respectively, for tax fees.

         (4)  All Other Fees

                  All other fees include fees for all other services other than those reported above. Elliott Davis, LLC did not bill the Company for any other fees.

                  In making its decision to appoint Elliott Davis, LLC as the Company's independent auditors for the fiscal year ending December 31, 2005, the Audit Committee considered whether services other than audit and audit-related services provided by that firm are compatible with maintaining the independence of Elliott Davis, LLC.

         (5) Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

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

                                   Cornerstone Bancorp


March 18, 2005                     By: s/J. Rodger Anthony
                                      ------------------------------------------
                                         J. Rodger Anthony
                                         President and Chief Executive Officer

                                   By: s/Jennifer M. Champagne
                                      ------------------------------------------
                                         Jennifer M. Champagne
                                         Chief Financial Officer
                                         (Principal Financial and Principal
                                          Accounting Officer)

         In accordance with the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                         Title                          Date
---------                         -----                          ----

s/J. Rodger Anthony
--------------------------        President, Chief Executive     March  18, 2005
J. Rodger Anthony                 Officer, Director

s/Walter L. Brooks
--------------------------        Director                       March  18, 2005
Walter L. Brooks

s/T. Edward Childress, III
--------------------------        Director                       March  18, 2005
T. Edward Childress, III

s/Ben L. Garvin
--------------------------        Director                       March  18, 2005
Ben L. Garvin

s/J. Bruce Gaston
--------------------------        Director                       March  18, 2005
J. Bruce Gaston

s/S. Ervin Hendricks, Jr.
--------------------------        Director                       March  18, 2005
S. Ervin Hendricks, Jr.

s/Joe E. Hooper
--------------------------        Director                       March  18, 2005
Joe E. Hooper

s/Robert R. Spearman
--------------------------        Director                       March  18, 2005
Robert R. Spearman

s/John M. Warren, Jr., M.D.
--------------------------        Director                       March  18, 2005
John M. Warren, Jr., M.D.

s/George I. Wike, Jr.
--------------------------        Director                       March  18, 2005
George I. Wike, Jr.

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Exchange Act by Non-reporting Issuers

         The registrant plans to furnish annual reports and proxy materials to security holders subsequent to the filing of this Form 10-KSB and will furnish copies of such material to the Commission when it is sent to security holders.


Exhibit Index

Exhibit No.      Description
3.1              Articles of Incorporation of Registrant (1)
3.2              Bylaws of Registrant (1)
10               Change of Control Agreements (2)
10.1             Form of Option Agreements (3)
10.2             Cornerstone Bancorp 2003 Stock Option Plan (4)
10.3             Information  about  increases  in director  fees and  executive compensation  (Incorporated  by  reference  to Form  8-K  filed
                 February 17, 2005)
13               Portions of 2003 Annual Report to Shareholders  incorporated by reference into this Form 10-KSB
21               Subsidiaries of Registrant
31-1             Rule 15d-14(a) Certifications
31-2             Rule 15d-14(a) Certifications
32               Section 1350 Certifications
-----------------
(1) Incorporated by reference to Registration Statement on Form SB-2 (No. 333-79543).
(2) Incorporated by reference to Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.
(3) Incorporated by reference to Annual Report on Form 10-KSB for the year ended December 31, 1999.
(4) Incorporated by reference to Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003.