Form 10QSB
period 2005-03-31
CORNERSTONE BANCORP/SC
filed 2005-05-12
CIK 1087455

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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



        Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
[X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


Common Stock - No Par Value 1,171,121 shares outstanding on May 10, 2005

Transitional Small Business Issuer Disclosure Format: [ ]  Yes  [X]  No

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                       CORNERSTONE BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                                  March 31,             December 31,
                                                                                                    2005                    2004
                                                                                                    ----                    ----
ASSETS                                                                                           (Unaudited)

Cash and due from banks ............................................................              1,766,304               3,008,847

Federal funds sold .................................................................              3,973,000               4,130,595

                                                                                              -------------           -------------
     Cash and cash equivalents .....................................................              5,739,304               7,139,442

Investment securities
     Available-for-sale ............................................................              7,885,923               8,975,528
     Held-to-maturity (Fair value $3,758,156 at March 31, 2005
        and $3,812,437 at December 31, 2004) .......................................              3,711,449               3,713,645
     Other investments .............................................................                564,300                 532,100

Loans, net .........................................................................             72,281,667              74,238,769

Property and equipment, net ........................................................              3,997,104               3,778,983

Cash surrender value of life insurance policies ....................................              1,529,638               1,515,172

Other assets .......................................................................                775,209                 738,480
                                                                                              -------------           -------------
         Total assets ..............................................................          $  96,484,594           $ 100,632,119
                                                                                              =============           =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
     Deposits
         Noninterest bearing .......................................................          $   9,168,223           $   9,405,079
         Interest bearing ..........................................................             70,941,467              73,113,865
                                                                                              -------------           -------------
         Total deposits ............................................................             80,109,690              82,518,944
     Customer repurchase agreements ................................................              3,828,774               5,483,993
     Borrowings from Federal Home Loan Bank of Atlanta .............................              3,388,889               3,400,000
     Other liabilities .............................................................                215,977                 451,722
                                                                                              -------------           -------------

         Total liabilities .........................................................             87,543,330              91,854,659

Commitments and contingencies

Shareholders' equity
     Preferred stock, 10,000 shares authorized, no shares issued ...................                      -                       -
     Common stock, no par value, 20,000,000 shares authorized,
         1,171,122 and 1,064,656 shares issued at March 31, 2005
         and December 31, 2004, respectively .......................................              9,018,750               8,253,812
     Retained earnings .............................................................                      -                 543,807
     Accumulated other comprehensive income ........................................                (77,486)                (20,159)
                                                                                              -------------           -------------

         Total shareholders' equity ................................................              8,941,264               8,777,460
                                                                                              -------------           -------------
         Total liabilities and shareholders' equity ................................          $  96,484,594           $ 100,632,119
                                                                                              =============           =============

The accompanying notes are an integral part of these consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                                For the three months ended March 31,
                                                                                                ------------------------------------
                                                                                                     2005                    2004
                                                                                                     ----                    ----
Interest and Dividend Income
  Interest and fees on loans .........................................................             $1,201,490             $  888,957
  Investment securities ..............................................................                116,805                135,054
  Federal funds sold and interest bearing balances ...................................                 13,313                  9,132
                                                                                                   ----------             ----------
     Total interest  income ..........................................................              1,331,608              1,033,143

Interest Expense
  Time deposits of $100,000 or more ..................................................                115,450                 79,899
  Demand deposits and other time deposits ............................................                275,500                184,540
  Borrowings and customer repurchase agreements ......................................                 41,337                 29,106
                                                                                                   ----------             ----------
     Total interest expense ..........................................................                432,287                293,545

                                                                                                   ----------             ----------
Net Interest Income ..................................................................                899,321                739,598
Provision for Loan Losses ............................................................                 15,000                 39,570

                                                                                                   ----------             ----------
     Net interest income after provision for loan losses .............................                884,321                700,028

Noninterest Income
  Service charges on deposit accounts ................................................                 83,242                 93,015
  Mortgage loan origination fees .....................................................                 61,106                 75,007
  Gain on sale of securities .........................................................                      -                  5,230
  Other ..............................................................................                 27,980                 13,810
                                                                                                   ----------             ----------
     Total noninterest income ........................................................                172,328                187,062

Noninterest Expense
  Salaries and employee benefits .....................................................                426,110                407,026
  Premises and equipment .............................................................                119,299                109,809
  Data processing ....................................................................                 29,493                 43,537
  Professional fees ..................................................................                 25,223                 23,110
  Supplies ...........................................................................                 18,614                 18,310
  Other ..............................................................................                101,315                 91,351
                                                                                                   ----------             ----------
      Total noninterest expense ......................................................                720,054                693,143
                                                                                                   ----------             ----------
     Net income before taxes .........................................................                336,595                193,947
Provision for income taxes ...........................................................                115,464                 73,697
                                                                                                   ----------             ----------
     Net income ......................................................................             $  221,131             $  120,250
                                                                                                   ==========             ==========

Earnings Per Share
  Basic ..............................................................................                    .19                    .10
  Diluted ............................................................................                    .18                    .10
Weighted Average Shares Outstanding
  Basic ..............................................................................              1,171,122              1,171,122
  Diluted ............................................................................              1,204,741              1,194,249

             The accompanying notes are an integral part of these consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
               For the three months ended March 31, 2005 and 2004
                                   (Unaudited)

                                                                                                        Accumulated
                                                              Common stock                                 other           Total
                                                              ------------               Retained      comprehensive   shareholders'
                                                          Shares        Amount           earnings      income (loss)      equity
                                                          ------        ------           --------      -------------      ------

BALANCE, DECEMBER 31, 2003 ......................         967,968      $7,984,608       $ 150,314         $ 31,730       $8,166,652
  Net income ....................................               -               -         120,250                -          120,250
  Other comprehensive income, net of
        income taxes
       Unrealized loss on investment
        Securities ..............................               -               -               -          (14,081)         (14,081)
                                                                                                                         ----------
  Comprehensive income ..........................                                                                           106,169
  Stock dividend (10%) payable ..................          96,796         270,564        (270,564)               -                -
                                                        ---------      ----------       ---------         --------       ----------

BALANCE, MARCH 31, 2004 .........................       1,064,764      $8,255,172       $       -         $ 17,649       $8,272,821
                                                        =========      ==========       =========         ========       ==========

BALANCE, DECEMBER 31, 2004 ......................       1,064,656      $8,253,812       $ 543,807         $(20,159)      $8,777,460
  Net income ....................................               -               -         221,131                -          221,131
  Other comprehensive income, net of
        income taxes
       Unrealized loss on investment
        Securities ..............................               -               -               -          (57,327)         (57,327)
                                                                                                                         ----------
  Comprehensive income ..........................                                                                           163,804
  Stock dividend (10%) payable ..................         106,466         764,938        (764,938)                                -
                                                        ---------      ----------       ---------         --------       ----------

BALANCE, MARCH 31, 2005 .........................       1,171,122      $9,018,750       $       -         $(77,486)      $8,941,264
                                                        =========      ==========       =========         ========       ==========














The accompanying notes are an integral part of these consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                For the three months ended March 31,
                                                                                                ------------------------------------
                                                                                                      2005                   2004
                                                                                                      ----                   ----

Operating Activities
     Net income ..........................................................................         $   221,131          $   120,250
     Adjustments to reconcile net income to net cash provided by operating activities
        Depreciation and amortization ....................................................              59,459               58,435
        Provision for loan losses ........................................................              15,000               39,570
        Gain on sale of investment securities available for sale .........................                   -               (5,230)
     Changes in operating assets and liabilities
        Change in interest receivable ....................................................              (6,491)             (12,197)
        Change in other assets ...........................................................             (44,704)                (331)
        Change in other liabilities ......................................................            (217,324)            (132,334)
                                                                                                   -----------          -----------

           Net cash provided by operating activities .....................................              27,071               68,163
                                                                                                   -----------          -----------

Investing Activities
     Proceeds from maturities and principal repayments of available for
        sale securities ..................................................................           1,000,397            3,025,389
     Proceeds from sale of investment securities available for sale ......................                   -              708,422
     Proceeds from  redemption of FHLB stock .............................................                   -               75,500
     Purchase of FHLB stock ..............................................................             (32,200)                   -
     Purchase of property and equipment ..................................................            (273,035)                (723)
     Purchase of life insurance policies .................................................                   -             (421,183)
     Purchase of investment securities available for sale ................................                   -             (467,795)
     Net (increase) decrease in loans to customers .......................................           1,942,102           (1,874,622)
                                                                                                   -----------          -----------

           Net cash provided by investing activities .....................................           2,637,264            1,044,988
                                                                                                   -----------          -----------

Financing Activities
     Net increase (decrease) in demand, savings and time deposits ........................          (2,409,254)           1,317,309
     Net increase (decrease) in customer repurchase agreements ...........................          (1,644,108)              83,733
     Repayment of FHLB advances ..........................................................             (11,111)          (3,500,000)

                                                                                                   -----------          -----------
           Net cash used for financing activities ........................................          (4,064,473)          (2,098,958)
                                                                                                   -----------          -----------

           Net increase (decrease) in cash and cash equivalents ..........................          (1,400,138)            (985,807)
                                                                                                   -----------          -----------

Cash and Cash Equivalents, Beginning of Period ...........................................           7,139,442            5,733,665
                                                                                                   -----------          -----------

Cash and Cash Equivalents, End of Period .................................................         $ 5,739,304          $ 4,747,858
                                                                                                   ===========          ===========

Supplemental Information
    Cash paid for interest ...............................................................         $   367,221          $   284,491
                                                                                                   ===========          ===========
    Cash paid for income taxes ...........................................................         $   335,000          $   179,930
                                                                                                   ===========          ===========


The accompanying notes are an integral part of these consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Summary of Significant Accounting Principles
A summary of significant accounting policies is included in the Cornerstone Bancorp 2004 Annual Report to Shareholders, which also contains the Company's audited financial statements for 2004 and is included in the Form 10-KSB for the year ended December 31, 2004.

Principles of Consolidation
The consolidated financial statements include the accounts of Cornerstone Bancorp, the parent company, and Cornerstone National Bank (the "Bank"), its wholly owned subsidiary, and Crescent Financial Services, Inc., a wholly owned subsidiary of the Bank. All significant intercompany items have been eliminated in the consolidated statements.

Management Opinion
The interim financial statements in this report are unaudited. In the opinion of management, all the adjustments necessary to present a fair statement of the results for the interim period have been made. Such adjustments are of a normal and recurring nature.

The results of operations for any interim period are not necessarily indicative of the results to be expected for an entire year. These interim financial statements should be read in conjunction with the annual financial statements and notes thereto contained in the 2004 Annual Report on Form 10-KSB.

Earnings per Share
Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" requires that the Company present basic and diluted net income per common share. The assumed conversion of stock options creates the difference between basic and diluted net income per share. Income per share is calculated by dividing net income by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares outstanding for basic net income per common share for the three months ended March 31, 2005 and 2004 was 1,171,122 shares. The weighted average number of common shares outstanding for diluted net income per share for the quarter ended March 31, 2005 was 1,204,741 shares. The weighted average number of common shares outstanding for diluted net income per common share was 1,194,249 for the three months ended March 31, 2004.

The Company declared a ten percent common stock dividend on April 12, 2005. Per share data in 2004 has been restated to reflect this transaction, and 2005 per share data has been calculated assuming the effect of the ten percent stock dividend.

Stock Based Compensation
The Company has stock-based compensation that is further described in Note 16 to the financial statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004. The Company accounts for stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based compensation cost is reflected in net income, as all stock options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The fair value of each option grant under the Company's plans is estimated on the date of grant using the Black-Scholes option pricing model.

The Company awarded options to the Organizers in 1999 (the "Organizers' Options"). Each of the organizing directors was awarded options to purchase 4,000 shares of the Company's common stock at $10.00 per share. The options expire 10 years from the date of grant. The Company valued the options using the Black-Scholes model for purposes of disclosing the compensation that would have been expensed had the Company chosen to adopt SFAS No. 123 for accounting for these options. The risk free interest rate used in the calculation was 5.89 percent and the assumed dividend rate was zero. The expected option life was 3 years. Since 1999 no options have been exercised and 4,000 have been forfeited. As of March 31, 2005, after the effect of stock dividends, there are 52,707 Organizers' options outstanding. Each option is exercisable at a price of $6.83.

The Company also has a stock-based employee and director compensation plan, which was approved by shareholders in 2003 (the "2003 Plan") and is further described in Note 16 to the financial statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004. Under the 2003 Plan, options to purchase 36,000 shares have been granted to date. The options were granted for a term of 10 years at an exercise price equal to the estimated market price on the dates of grant. The options vest over a three-year period. After the effect of the stock dividends declared in 2004 and 2005, 41,580 options are outstanding under the 2003 Plan at a weighted average exercise price of $11.03 per share.

Under APB No. 25, no compensation expense was recorded at the dates of grant. However, the Company has calculated a fair value as of each date of grant using the Black-Scholes option pricing model. The risk-free interest rate used was the average 10 year Treasury note during the month in which the options were granted (ranging from 4.15%-4.22%) and the assumed dividend rate was zero. The expected option life used was eight years. Had the Company been accounting for the 2003 Plan under SFAS 123, the Company would have expensed approximately $5,570 for the quarter (approximately $3,450, net of tax) as compensation expense during the quarter ended March 31, 2005 based on the difference between the options' exercise prices and the fair value calculated using the Black-Scholes option pricing model. As illustrated in the table below, basic and diluted earnings per share for the quarter ended March 31, 2005 would have been $.19 and $.18 per share, respectively, had the Company accounted for the options granted under SFAS 123.

                                                          For the three months
                                                            ended March 31,
                                                            ---------------
                                                            2005          2004
                                                            ----          ----
Net income:
As reported ........................................      $221,131      $120,250
Deduct: Total stock-based compensation
  expense determined under fair value
  based method for all awards, net of
  related tax effects ..............................         3,450         1,461
                                                          --------      --------
Pro forma ..........................................      $217,681      $118,789
                                                          ========      ========

Basic earnings per common share
As reported ........................................          $.19          $.10
Pro forma ..........................................          $.19          $.10

Diluted earnings per common share
As reported ........................................          $.18          $.10
Pro forma ..........................................          $.18          $.10


Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of interest and noninterest income and expenses during the reporting period. Actual results could differ from those estimates. The primary significant estimate in the accompanying consolidated financial statements is the allowance for loan losses. A discussion of the significant factors involved in estimating the allowance for loan losses is included in this Form 10-QSB in "Management's Discussion and Analysis of Financial Condition and Operations" in the section titled "Results of Operations" and in the Company's 2004 Form 10-KSB. The provision for income taxes is also considered a significant estimate.

Concentrations of credit risk
The Bank makes loans to individuals and small businesses located primarily in upstate South Carolina for various personal and commercial purposes. The Bank has a diversified loan portfolio and borrowers' ability to repay loans is not dependent upon any specific economic sector. The Bank monitors the portfolio for concentrations of credit on a quarterly basis using North American Industry Codes ("NAIC"). The Bank has loans in three NAIC categories that each represents more than 10% of the portfolio. These do not necessarily represent areas of greater risk in the portfolio. The NAIC concentrations are 11% in Residential Building Construction, 11% in Retail Trade, and 24% in Real Estate and Rental and Leasing. The portfolio also has loans representing 16 other NAIC categories.

Recently issued accounting standards

The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the Company:

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"). Statement No.123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective for small business issuers beginning with the first interim or annual reporting period of the registrant's first fiscal year beginning on or after December 15, 2005. The Company is currently evaluating the impact that the adoption of SFAS No. 123(R) will have on its financial position, results of operations and cash flows. The effect of adoption, if any, will be measured and recognized in the statement of income on the date of adoption.

In April 2005, the Securities and Exchange Commission's ("SEC") Office of the Chief Accountant and its Division of Corporation Finance released Staff Accounting Bulletin ("SAB") No.107. SAB 107 provides interpretive guidance related to the interaction between Statement No.123(R) and certain SEC rules and regulations, as well as the staff's views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also reminds public companies of the importance of including disclosures within filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transition to Statement No.123(R).

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General
The Company commenced operations with the opening of its subsidiary bank, Cornerstone National Bank (the "Bank"), on September 15, 1999. In August 2002 the Bank opened a full service branch in the Berea area of Greenville County, South Carolina. A branch is currently under construction in Powdersville, South Carolina, an area adjacent to the Bank's current market area. The completed branch location is expected to cost approximately $1.3 million. As of March 31, 2005 approximately $700,000 had been invested in the new branch.

Forward-looking statements
The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing in the Cornerstone Bancorp Form 10-KSB for the year ended December 31, 2004. The discussion will concentrate on operations for the quarter ended March 31, 2005. Results of operations for the period ending March 31, 2005 are not necessarily indicative of the results to be attained for any other period.

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


RESULTS OF OPERATIONS

The Company's net income for the three months ended March 31, 2005 was $221,131 or $.19 per basic and $.18 per diluted share compared to $120,250 or $.10 per basic and diluted share for the three months ended March 31, 2004. On April 12, 2005 the Company's Board of Directors declared a 10% stock dividend payable on May 27, 2005 to all shareholders of record on May 10, 2005. 2004 earnings per share calculations in this quarterly report have been adjusted to reflect the stock dividend. Earnings per share for 2005 also reflect the stock dividend as if it has occurred on January 1, 2005. The 83.9% percent increase in earnings is due to growth in the Bank's earning assets over the past 12 months. Total assets were $82.4 million at March 31, 2004 and increased to $96.5 million as of March 31, 2005.

Net interest income was $1.3 million for the three months ended March 31, 2005, compared to $1.0 million for the three months ended March 31, 2005. The increase was primarily the result of growth from 2004 to 2005. The net interest margin increased over the same period from 3.86% for the quarter ended March 31, 2004 to 4.13% for the quarter ended March 31, 2005.

The amount of the Company's provision for loan losses for the three months ended March 31, 2005 was $15,000 compared to $39,570 for the three months ended March 31, 2004. In each case, management has sought to provide the amount estimated to be necessary to maintain an allowance for loan losses that was adequate to cover the level of loss that management believed to be inherent in the portfolio as a whole, taking into account the Company's experience, economic conditions and information about borrowers available at the time of the analysis. During 2005 the Bank has had no charge-offs or recoveries. See "Loans" for additional information on the Company's loan portfolio and allowance for loan losses.


Noninterest income for the three months ended March 31, 2005 was $172,328 compared to $187,062 for the three months ended March 31, 2004. The decrease was primarily the result of a decrease in mortgage loan origination fees.


Total noninterest expense for the three months ended March 31, 2005 was $720,054 versus $693,143 for the first three months of 2004. Expenses increased primarily as a result of increases in salaries and benefits, premises and equipment, and other expense. Salaries and benefits increased 4.7% as a result of annual salary increases and the increasing costs of benefits. Premises and equipment costs have risen due to the cost of upgrading certain hardware and software. Other expenses include advertising and courier costs, which have both increased in 2005 over 2004.

NET INTEREST INCOME

Net interest income is the difference between the interest earned on earning assets and the interest paid for funds acquired to support those assets. Net interest income, the principal source of the Company's earnings, was $1.3 million for the three months ended March 31, 2005 and $1.0 million for the three months ended March 31, 2004.

Changes that affect net interest income are changes in the average rate earned on interest earning assets, changes in the average rate paid on interest bearing liabilities, and changes in the volume of interest earning assets and interest bearing liabilities. Average earning assets for the three months ended March 31, 2005 were $88.4 million and for the quarter ended March 31, 2004 were $76.8 million. The increase was mainly attributable to a $14.2 million increase in loans primarily supported by a $13.3 million increase in average interest bearing deposits. The Company's and the Bank's philosophy is to grow the customer base deliberately, with core business and strong relationships.

For the three months ended March 31, 2005 the average yield on earning assets was 6.11% while the average cost of interest-bearing liabilities was 2.25%. For the three months ended March 31, 2004 the average yield on earning assets was 5.46% and the average cost of interest bearing liabilities was 1.75%. The increase in the yield on earning assets and the cost of interest bearing liabilities is attributable to an overall higher short-term interest rate environment. The Federal Reserve has increased their target federal funds rate 175 basis points to 2.75% since June 2004, and loans and deposits have continued to reprice at higher interest rates throughout the second half of 2004 and the first quarter of 2005.

The net interest margin is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest earning assets. The net interest margin for the three months ended March 31, 2005 was 4.13% compared to 3.86% for the three months ended March 31, 2004. The increase in the net interest margin is attributable to asset sensitivity in the balance sheet as short term interest rates have increased. There has also been a slight shift in asset allocation between investments and loans receivable. Investments are generally lower yielding assets than loans due to a lower level of credit risk on the investments normally purchased by the Bank. As investments have matured or been called, the proceeds have been invested in loans receivable whenever possible. During the first quarter of 2005 investments were 14.1% of total average interest earning assets, while during the first quarter of 2004 they were 17.7% of interest earning assets. During 2005 the Bank's loan portfolio earned an average of 278 basis points more than the Bank's investment portfolio.

The table below illustrates the average balances of interest earning assets and interest bearing liabilities and the resulting yields and costs for the three-month periods ended March 31, 2005 and 2004.

                                                                  March 31, 2005                            March 31, 2004
                                                                  --------------                            --------------
                                                     Average        Interest     Average        Average       Interest      Average
                                                     Balance         Earned     Yield/Cost      Balance        Earned     Yield/Cost
                                                     -------         ------     ----------      -------        ------     ----------
Investments .................................     $12,460,124     $  116,805       3.80%      $13,606,309    $  135,054      4.03%
Fed Funds Sold ..............................       1,933,928         13,313       2.79%        3,407,214         9,132      1.09%
Loans .......................................      74,021,989      1,201,490       6.58%       59,778,581       888,957      6.03%
                                                  -----------     ----------                  -----------    ----------
   Total interest earning assets ............      88,416,041      1,331,608       6.11%       76,794,104     1,033,143      5.46%
                                                  ===========     ==========                  ===========    ==========
Interest bearing transaction accounts .......      13,172,734         32,986       1.02%       10,322,619        25,794      1.01%
Savings and money market ....................      14,497,272         40,005       1.12%       15,778,043        39,571      1.02%
Time deposits greater than $100,000 .........      18,144,339        149,205       3.33%       12,293,986        79,899      2.64%
Other time deposits .........................      24,941,443        168,754       2.74%       19,053,198       119,175      2.54%
                                                  -----------     ----------                  -----------    ----------
   Total interest bearing deposits ..........      70,755,788        390,950       2.24%       57,447,846       264,439      1.87%
Customer repurchase agreements ..............       3,638,221         12,912       1.44%        5,725,281        16,349      1.16%
Borrowings from FHLB Atlanta ................       3,393,374         28,425       3.40%        4,192,308        12,757      1.23%
                                                  -----------     ----------                  -----------    ----------
   Total interest bearing liabilities .......     $77,787,383        432,287       2.25%      $67,365,435       293,545      1.75%
                                                  ===========     ----------                  ===========    ----------
Net interest income .........................                    $   899,321                                $   739,598
                                                                 ===========                                ===========
Interest rate spread ........................                                      3.86%                                     3.65%
Interest margin .............................                                      4.13%                                     3.86%

The Bank, which accounts for all of the Company's sensitivity to changes in interest rates, measures interest sensitivity using various measures. Using a static Gap measurement, which compares the amount of interest sensitive assets repricing within a one year time period as compared to the amount of interest sensitive liabilities repricing within the same time frame, the Bank's sensitivity to changes in interest rates can be analyzed. Although this method does not take into account loan prepayments and other non-contractual changes in balances and the applicable interest rates, it does give some information as to possible changes in net interest income that could be expected simply as a result of changes in interest rates. As of March 31, 2005, the Bank's cumulative Gap ratio was 1.12 through 12 months. This indicates an asset-sensitive position as of March 31, 2005. In a period of rising interest rates, asset-sensitive balance sheets would be expected to experience a widening of the net interest margin, while liability-sensitive balance sheets can experience pressure on the net interest margin. In a period of decreasing interest rates, liability-sensitive balance sheets typically experience a widening of the net interest margin and asset-sensitive balance sheets experience the opposite effect.

BALANCE SHEET REVIEW

Total consolidated assets decreased $4.1 million from $100.6 million at December 31, 2004 to $96.5 million at March 31, 2005. This decrease resulted primarily from a decrease cash and loans. One specific customer of the Bank transferred a significant amount of funds into the bank on a short-term basis prior to
December 31, 2004. This customer re-invested the funds outside the Bank subsequent to the end of the year. The additional funds from this customer's account were invested in federal funds at December 31, 2004 due to the short-term nature of the balances. Loans decreased approximately $2.0 million during the quarter due to repayments. At December 31, 2004, deposits were $82.5 million, customer repurchase agreements were $5.5 million and borrowings from the FHLB were $3.4 million. As of March 31, 2005 total deposits were $80.1 million, customer repurchase agreements were $3.8 million, and borrowings from the FHLB were $3.4 million. As mentioned earlier, one customer placed significant short-term funds in the Bank at year end, and subsequently re-invested them outside the Bank in 2005.

Management seeks to maintain sufficient cash and other forms of liquidity to meet both anticipated and unanticipated cash outflows and a balance sheet mix that effectively utilizes the Company's earning assets. Cash and due from banks amounted to $1.7 million at March 31, 2005 and $3.0 million at December 31, 2004. Federal funds sold decreased from $4.1 million at December 31, 2004 to $4.0 million at March 31, 2005.


LIQUIDITY

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of liabilities. The Company manages both assets and liabilities to achieve appropriate levels of liquidity. Cash and short-term investments are the Company's primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. The investment portfolio is the Company's principal source of secondary asset liquidity. However, the availability of this source of funds is influenced by market conditions. Individual and commercial deposits and borrowings are the Company's primary source of funds for credit activities. The Company has lines of credit with unrelated banks and with the FHLB of Atlanta. The bank lines total $4.4 million and are available on a one to fourteen day basis for general corporate purposes of the Bank. The FHLB line is based on the availability of eligible collateral with a maximum borrowing capacity of 10% of Bank assets. The Bank currently has $3.4 million borrowed under the FHLB line. Management believes that the Company's liquidity sources are adequate to meet its operating needs.



OFF BALANCE SHEET RISK

Through the operations of the Bank, the Company has contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank's customers at predetermined interest rates for a specified period of time. Commitments are subject to various conditions which are expected to reduce the credit risk to the Company. At March 31, 2005, the Bank had issued commitments to extend credit of $15.9 million through various types of lending arrangements. Of that amount, approximately $11.6 million was undisbursed amounts of closed-end loans and approximately $4.3 million was related to lines of credit. The Bank's management evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by management upon extension of credit, is based on a credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. Management manages the credit risk on these commitments by subjecting them to normal underwriting and risk management processes. The Bank also had standby letters of credit outstanding of approximately $464,000 at March 31, 2005. An immaterial amount of fees were collected related to these commitments and letters of credit during the quarter ended March 31, 2005. Historically many of these commitments and letters of credit expire unused, and the total amount committed as of March 31, 2005 is not necessarily expected to be funded.


LOANS

Commercial and industrial loans made up 18.5% of the total loan portfolio as of March 31, 2005, totaling $13.5 million, compared to $13.3 million or 17.8% at December 31, 2004. Loans secured by real estate for construction and land development totaled $15.3 million or 20.9% of the total loan portfolio as of March 31, 2005 compared to $16.0 million or 21.3% of the portfolio at December 31, 2004. Nonresidential, nonfarm real estate loans totaled $23.4 million or 32.0% of the portfolio, while all other loans secured by real estate totaled $18.3 million or 25.0% of the total loan portfolio as of March 31, 2005. As of December 31, 2004 nonfarm, nonresidential loans were $23.2 million or 30.9% f the portfolio and all other loans secured by real estate were $19.7 million or 26.2% of the portfolio. Installment loans and other consumer loans to individuals comprised $2.6 million or 3.6% of the total loan portfolio as of March 31, 2005, compared to $2.9 million or 3.8% of the portfolio as of December 31, 2004. The allowance for loan losses was 1.28% of gross loans as of March 31, 2005 compared to 1.22% as of December 31, 2004. Management evaluates the adequacy of the allowance for loan losses based on various factors including a periodic and regular evaluation of loans in the portfolio, local delinquency trends, overall risk characteristics of the various segments of the portfolio, prevailing and anticipated economic conditions, industry statistics, and other factors. Based on information available as of March 31, 2005, in Management's opinion, the allowance for loan losses is adequate as of March 31, 2005. At March 31, 2005, the Company had no loans that were 90 days or more past due or non-accruing.


CAPITAL RESOURCES

The capital base for the Company increased by $163,804 for the first three months of 2005, due to net income, partially off-set by an unrealized loss on investment securities. The Company's equity to asset ratio was 9.3% as of March 31, 2005 compared to 10.0% as of March 31, 2004. The Company expects to continue to leverage its capital as the Bank grows.

As of April 12, 2005, the Company's Board of Directors declared a 10% stock dividend to shareholders of record on May 10, 2005 payable on May 27, 2005. Approximately 106,400 shares are expected to be issued as a result of the dividend. All per share amounts have been restated to reflect the dividend. The dividend has also been reflected in the accompanying Consolidated Statement of Shareholders' Equity for the three months ended March 31, 2005.

The  Company  has  two  stock-based   compensation   plans.   See  "Stock  based
Compensation" above for more information.

The Federal Deposit Insurance Corporation ("FDIC") has established guidelines for capital requirements for banks. As of March 31, 2005, the Bank is considered well capitalized based on the capital requirement levels that are to be maintained according to FDIC guidelines.

                                 Capital Ratios

                                                                                                                 Adequately
                                                                                      Well Capitalized          Capitalized
                                                                 Actual                  Requirement            Requirement
                                                                 ------                  -----------            -----------
                                                           Amount       Ratio        Amount        Ratio     Amount       Ratio
                                                           ------       -----        ------        -----     ------       -----
                                                                                  (Dollars in Thousands)
Total capital to risk weighted assets .............        $9,094      11.55%        $7,872       10.0%      $6,298       8.0%
Tier 1 capital to risk weighted assets ............        $8,160      10.37%        $4,723        6.0%      $3,149       4.0%
Tier 1 capital to average assets ..................        $8,160       8.50%        $4,797        5.0%      $3,838       4.0%


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




                   Cornerstone Bancorp
                      (Registrant)


By: s/J. Rodger Anthony                                      Date: May 12, 2005
    ---------------------------------------------------
       J. Rodger Anthony
       Chief Executive Officer



By: s/Jennifer M. Champagne                                  Date: May 12, 2005
    ----------------------------------------------------
       Jennifer M. Champagne
       Senior Vice President and Chief Financial Officer
       (Principal financial officer)

                                    Exhibits


31-1                       Rule13a-14(a)/ 15d-14(a) Certifications of Chief
                           Executive Officer
31-2                       Rule13a-14(a)/Rule 15d-14(a) Certifications of
                           Chief Financial Officer
32                         18 U.S.C. Section 1350 Certifications