Form 10QSB
period 2005-06-30
CORNERSTONE BANCORP/SC
filed 2005-08-12
CIK 1087455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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


Common Stock - No Par Value
1,170,938 shares outstanding on July 10, 2005

Transitional Small Business Issuer Disclosure Format: [ ]  Yes  [X]  No

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                       CORNERSTONE BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                                  June 30,             December 31,
                                                                                                    2005                  2004
                                                                                                    ----                  ----
ASSETS                                                                                           (Unaudited)
Cash and due from banks ............................................................          $   5,447,818           $   3,008,847

Federal funds sold .................................................................              1,528,000               4,130,595

                                                                                              -------------           -------------
      Cash and cash equivalents ....................................................              6,975,818               7,139,442

Investment securities
     Available-for-sale ............................................................              7,860,552               8,975,528
     Held-to-maturity (Fair value $3,747,375 at June 30, 2005 and
        $3,812,437 at December 31, 2004) ...........................................              3,709,253               3,713,645
     Other investments .............................................................                713,800                 532,100

Loans, net .........................................................................             75,315,357              74,238,769

Property and equipment, net ........................................................              4,364,589               3,778,983

Cash surrender value of life insurance policies ....................................              1,544,038               1,515,172

Other assets .......................................................................                788,996                 738,480
                                                                                              -------------           -------------
         Total assets ..............................................................          $ 101,272,403           $ 100,632,119
                                                                                              =============           =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
     Deposits
         Noninterest bearing .......................................................          $   9,430,475           $   9,405,079
         Interest bearing ..........................................................             72,599,761              73,113,865
                                                                                              -------------           -------------
         Total deposits ............................................................             82,030,236              82,518,944
     Customer repurchase agreements ................................................              3,040,240               5,483,993
     Borrowings from Federal Home Loan Bank of Atlanta .............................              6,721,296               3,400,000
     Other liabilities .............................................................                264,974                 451,722
                                                                                              -------------           -------------

         Total liabilities .........................................................             92,056,746              91,854,659
                                                                                              -------------           -------------

Commitments and contingencies

Shareholders' equity
     Preferred stock, 10,000 shares authorized, no shares issued ...................                      -                       -
     Common stock, no par value, 20,000,000 shares authorized,
         1,170,938 and 1,064,656 shares issued at June 30, 2005
         and December 31, 2004, respectively .......................................              9,018,750               8,253,812
     Retained earnings .............................................................                258,068                 543,807
     Accumulated other comprehensive loss ..........................................                (61,161)                (20,159)
                                                                                              -------------           -------------

         Total shareholders' equity ................................................              9,215,657               8,777,460
                                                                                              -------------           -------------
         Total liabilities and shareholders' equity ................................          $ 101,272,403           $ 100,632,119
                                                                                              =============           =============

The accompanying notes are an integral part of these consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                          For the three months ended June 30    For the six months ended June 30,
                                                          ----------------------------------    ---------------------------------
                                                                 2005                 2004          2005                2004
                                                                 ----                 ----          ----                ----
Interest and Dividend Income
  Interest and fees on loans ...........................      $1,315,317        $  930,966        $2,516,807        $1,819,923
  Investment securities ................................         111,663           112,762           228,468           247,816
  Federal funds sold and interest bearing
  balances .............................................          29,187            10,899            42,500            20,031
                                                              ----------        ----------        ----------        ----------
     Total interest  income ............................       1,456,167         1,054,627         2,787,775         2,087,770
                                                              ----------        ----------        ----------        ----------

Interest Expense
  Deposits .............................................         443,636           276,593           834,586           541,032
  Borrowings and customer repurchase
    agreements .........................................          46,458            21,118            87,795            50,224
                                                              ----------        ----------        ----------        ----------
     Total interest expense ............................         490,094           297,711           922,381           591,256
                                                              ----------        ----------        ----------        ----------

Net Interest Income ....................................         966,073           756,916         1,865,394         1,496,514
Provision for Loan Losses ..............................          20,794            48,501            35,794            88,071
                                                              ----------        ----------        ----------        ----------

     Net interest income after provision
     for loan losses ...................................         945,279           708,415         1,829,600         1,408,443
                                                              ----------        ----------        ----------        ----------

Noninterest Income
  Service charges on deposit accounts ..................         102,237            92,507           185,479           185,522
  Mortgage loan origination fees .......................         143,596            64,636           204,702           139,643
  Gain on sale of securities ...........................               -                 -                 -             5,230
  Other ................................................          19,528             7,450            47,508            21,260
                                                              ----------        ----------        ----------        ----------
     Total noninterest income ..........................         265,361           164,593           437,689           351,655
                                                              ----------        ----------        ----------        ----------

Noninterest Expense
  Salaries and employee benefits .......................         480,612           384,829           906,722           791,855
  Premises and equipment ...............................         115,578           109,336           234,877           219,145
  Data processing ......................................          31,223            40,541            60,716            84,078
  Professional fees ....................................          27,869            22,860            53,092            45,970
  Supplies .............................................          21,686            16,468            40,300            34,778
  Other ................................................         112,034           104,040           213,349           195,391
                                                              ----------        ----------        ----------        ----------
     Total noninterest expense .........................         789,002           678,074         1,509,056         1,371,217
                                                              ----------        ----------        ----------        ----------
     Net income before taxes ...........................         421,638           194,934           758,233           388,881
Provision for income taxes .............................         161,000            74,078           276,464           147,775
                                                              ----------        ----------        ----------        ----------
     Net income ........................................      $  260,638        $  120,856        $  481,769        $  241,106
                                                              ==========        ==========        ==========        ==========

Earnings Per Share
  Basic ................................................      $      .22        $      .10        $      .41        $      .21
  Diluted ..............................................      $      .22        $      .10        $      .40        $      .20
Weighted Average Shares Outstanding
  Basic ................................................       1,170,938         1,170,938         1,170,938         1,170,938
  Diluted ..............................................       1,206,724         1,194,129         1,205,641         1,194,129

The accompanying notes are an integral part of these consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
     CONSOLIDATEDSTATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                            For the six months ended
                             June 30, 2005 and 2004
                                   (Unaudited)

                                                                                                      Accumulated
                                                                Common stock                             other             Total
                                                                ------------           Retained       comprehensive    shareholders'
                                                           Shares       Amounts        earnings       income (loss)        equity
                                                           ------       -------        --------       -------------        ------
BALANCE, DECEMBER 31, 2003 ......................         967,968     $ 7,984,608     $   150,314      $    31,730      $ 8,166,652
                                                                                                                        -----------
  Net income ....................................                                         241,106                           241,106
  Other comprehensive income, net of
        income taxes
       Unrealized loss on investment
        securities ..............................               -               -               -          (93,890)         (93,890)
                                                                                                                        -----------
  Comprehensive income ..........................                                                                           147,216
  Stock dividend (10%), net of cash in
      lieu of fractional shares .................          96,688         269,204        (270,564)               -           (1,360)
                                                        ---------     -----------     -----------      -----------      -----------

BALANCE, JUNE 30, 2004 ..........................       1,064,656     $ 8,253,812     $   120,856      $   (62,160)     $ 8,312,508
                                                        =========     ===========     ===========      ===========      ===========



BALANCE, DECEMBER 31, 2004 ......................       1,064,656     $ 8,253,812     $   543,807      $   (20,159)     $ 8,777,460
                                                                                                                        -----------
  Net income ....................................               -               -         481,769                -          481,769
  Other comprehensive income, net of
        income taxes
       Unrealized loss on investment
        securities ..............................               -               -               -          (41,002)         (41,002)
                                                                                                                        -----------
  Comprehensive income ..........................                                                                           440,767
  Stock dividend (10%), net of cash in
      lieu of fractional shares .................         106,282         764,938        (767,508)               -           (2,570)
                                                        ---------     -----------     -----------      -----------      -----------

BALANCE, JUNE 30, 2005 ..........................       1,170,938     $ 9,018,750     $   258,068      $   (61,161)     $ 9,215,657
                                                        =========     ===========     ===========      ===========      ===========














The accompanying notes are an integral part of these consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                   For the six months ended June 30,
                                                                                                   ---------------------------------
                                                                                                         2005                2004
                                                                                                         ----                ----

Operating Activities
     Net income ..........................................................................         $   481,769          $   241,106
     Adjustments to reconcile net income to net cash provided by operating activities
        Depreciation and amortization ....................................................             118,500              117,596
        Provision for loan losses ........................................................              35,794               88,071
        Gain on sale of investment securities available for sale .........................                   -               (5,230)
     Changes in operating assets and liabilities
        Change in interest receivable ....................................................             (39,481)              23,229
        Change in other assets ...........................................................             (39,901)              33,820
        Change in other liabilities ......................................................            (165,625)            (144,246)
                                                                                                   -----------          -----------

           Net cash provided by operating activities .....................................             391,056              354,346
                                                                                                   -----------          -----------

Investing Activities
     Proceeds from maturities and principal repayments of available for sale
           securities ....................................................................           1,049,207            4,854,199
     Proceeds from sale of investment securities available for sale ......................                   -              708,422
     Proceeds from  redemption of FHLB stock .............................................                   -               75,500
     Purchase of FHLB stock ..............................................................            (181,700)                   -
     Purchase of property and equipment ..................................................            (696,070)             (52,034)
     Purchase of life insurance policies .................................................                   -             (421,183)
     Purchase of investment securities available for sale ................................                   -           (3,467,795)
     Net increase in loans to customers ..................................................          (1,112,382)          (5,520,381)
                                                                                                   -----------          -----------

           Net cash used by investing activities .........................................            (940,945)          (3,823,272)
                                                                                                   -----------          -----------

Financing Activities
     Net increase (decrease) in demand, savings and time deposits ........................            (488,708)           4,416,946
     Net increase (decrease) in customer repurchase agreements ...........................          (2,443,753)             723,475
     Proceeds from FHLB advances .........................................................           3,350,000                    -
     Repayment of FHLB advances ..........................................................             (28,704)          (3,500,000)
     Cash paid in lieu of fractional shares ..............................................              (2,570)              (1,360)
                                                                                                   -----------          -----------

           Net cash provided by financing activities .....................................             386,265            1,639,061
                                                                                                   -----------          -----------

           Net decrease in cash and cash equivalents .....................................            (163,624)          (1,829,865)

Cash and Cash Equivalents, Beginning of Period ...........................................           7,139,442            5,733,665
                                                                                                   -----------          -----------

Cash and Cash Equivalents, End of Period .................................................         $ 6,975,818          $ 3,903,800
                                                                                                   ===========          ===========

Supplemental Information
    Cash paid for interest ...............................................................         $   947,876          $   577,674
    Cash paid for income taxes ...........................................................         $   444,000          $   285,430


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

Earnings per Share
Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" requires that the Company present basic and diluted net income per common share. The assumed conversion of stock options creates the difference between basic and diluted net income per share. Income per share is calculated by dividing net income by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares outstanding for basic net income per common share for the three months ended June 30, 2005 and 2004 was 1,170,938 shares. The weighted average number of common shares outstanding for diluted net income per share for the quarter ended June 30, 2005 was 1,206,724 shares. The weighted average number of common shares outstanding for diluted net income per common share was 1,194,129 for the three months ended June 30, 2004.

The Company declared a ten percent common stock dividend on April 12, 2005. Per share data in 2004 has been restated to reflect this transaction, and 2005 per share data has been calculated assuming the effect of the ten percent stock dividend.

Stock Based Compensation
The Company has stock-based compensation that is further described in Note 16 to the financial statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004. The Company accounts for stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based compensation cost is reflected in net income, as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The fair value of each option grant under the Company's plans is estimated on the date of grant using the Black-Scholes option pricing model.

The Company awarded options to the Organizers in 1999 (the "Organizers' Options"). Each of the organizing directors was awarded options to purchase 4,000 shares of the Company's common stock at $10.00 per share. The options expire 10 years from the date of grant. The Company valued the options using the Black-Scholes model for purposes of disclosing the compensation that would have been expensed had the Company chosen to adopt SFAS No. 123 for accounting for these options. The risk free interest rate used in the calculation was 5.89 percent and the assumed dividend rate was zero. The expected option life was 3 years. Since 1999 no options have been exercised and 4,000 have been forfeited. As of June 30, 2005, after the effect of stock dividends, there are 52,707 Organizers' options outstanding. Each option is exercisable at a price of $6.83.

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

Under APB Opinion No. 25, no compensation expense was recorded at the dates of grant. However, the Company has calculated a fair value as of each date of grant using the Black-Scholes option pricing model. The risk-free interest rate used was the average 10 year Treasury note during the month in which the options were granted (ranging from 4.15%-4.22%) and the assumed dividend rate was zero. The expected option life used was eight years. Had the Company been accounting for the 2003 Plan under SFAS No. 123, the Company would have expensed approximately $5,570 for the quarter (approximately $3,451, net of tax) as compensation expense during the quarter ended June 30, 2005 based on the difference between the options' exercise prices and the fair value calculated using the Black-Scholes option pricing model. As illustrated in the table below, basic and diluted earnings per share for the six months ended June 30, 2005 would have been $.41 and $.39 per share, respectively, had the Company accounted for the options granted under SFAS No. 123.

                                                                                                   For the six months ended June 30,
                                                                                                   ---------------------------------
                                                                                                        2005                2004
                                                                                                        ----                ----
Net income:
As reported ............................................................................           $   481,769           $   241,106
Deduct:  Total stock-based compensation expense determined
under fair value based method for all awards,  net of related tax
effects ................................................................................                 6,902                 2,922
                                                                                                   -----------           -----------
Pro forma ..............................................................................           $   474,867           $   238,184
                                                                                                   ===========           ===========

Basic earnings per common share
As reported ............................................................................           $       .41           $       .21
Pro forma ..............................................................................           $       .41           $       .20

Diluted earnings per common share
As reported ............................................................................           $       .40           $       .20
Pro forma ..............................................................................           $       .39           $       .20


Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of interest and noninterest income and expenses during the reporting period. Actual results could differ from those estimates. The primary significant estimate in the accompanying consolidated financial statements is the allowance for loan losses. A discussion of the significant factors involved in estimating the allowance for loan losses is included in this Form 10-QSB in "Management's Discussion and Analysis or Plan of Operation" in the section titled "Results of Operations" and in the Company's 2004 Form 10-KSB. The provision for income taxes is also considered a significant estimate.

Concentrations of credit risk
The Bank makes loans to individuals and small businesses located primarily in upstate South Carolina for various personal and commercial purposes. The Bank has a diversified loan portfolio and borrowers' ability to repay loans is not dependent upon any specific economic sector. The Bank monitors the portfolio for concentrations of credit on a quarterly basis using North American Industry Codes ("NAIC"). The Bank has loans in two NAIC categories that each represents more than 10% of the portfolio. These do not necessarily represent areas of greater risk in the portfolio. The NAIC concentrations are 12% in Residential Building Construction and 24% in Real Estate and Rental and Leasing. The portfolio also has loans representing 16 other NAIC categories.

Recently issued accounting standards
The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the Company:

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"). SFAS No.123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective for small business issuers beginning with the first interim or annual reporting period of the registrant's first fiscal year beginning on or after December 15, 2005. The Company is currently evaluating the impact that the adoption of SFAS No. 123(R) will have on its financial position, results of operations and cash flows. The effect of adoption, if any, will be measured and recognized in the statement of income on the date of adoption.

In April 2005, the Securities and Exchange Commission's ("SEC") Office of the Chief Accountant and its Division of Corporation Finance released Staff Accounting Bulletin ("SAB") No.107. SAB No. 107 provides interpretive guidance related to the interaction between SFAS No.123(R) and certain SEC rules and regulations, as well as the staff's views regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 also reminds public companies of the importance of including disclosures within filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transition to SFAS No.123(R).

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General
The Company commenced operations with the opening of its subsidiary bank, Cornerstone National Bank (the "Bank"), on September 15, 1999. In August 2002 the Bank opened a full service branch in the Berea area of Greenville County, South Carolina. A third branch has been constructed in Powdersville, South Carolina, an area adjacent to the Bank's current market area. The completed branch location had a total cost of approximately $1.3 million. The new location opened July 11, 2005.

The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing in the Cornerstone Bancorp Form 10-KSB for the year ended December 31, 2004. The discussion will concentrate on operations for the quarter and six months ended June 30, 2005. Results of operations for the three and six month periods ending June 30, 2005 are not necessarily indicative of the results to be attained for any other period.

Forward-looking statements
Statements included in this report which are not historical in nature are intended to be, and are hereby identified as "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "estimate", "project", "intend", "expect", "believe", "anticipate", "plan", and similar expressions identify forward-looking statements. The Company cautions readers that forward looking statements including without limitation, those relating to the Company's new offices, future business prospects, revenues, working capital, adequacy of the allowance for loan losses, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ from those indicated in the forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission.

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


RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended June 30, 2005 and 2004

The Company's net income for the three months ended June 30, 2005 was $260,638 or $.22 per basic and diluted share compared to $120,856 or $.10 per basic and diluted share for the three months ended June 30, 2004. On April 12, 2005 the Company's Board of Directors declared a 10% stock dividend payable on May 27, 2005 to all shareholders of record on May 10, 2005. 2004 earnings per share calculations in this quarterly report have been adjusted to reflect the stock dividend. Earnings per share for 2005 also reflect the stock dividend as if it has occurred on January 1, 2005. The 115.7% percent increase in earnings is due to growth in the Bank's earning assets over the past 12 months. Average interest earning assets totaled $90.8 million for the quarter ended June 30, 2005 and $77.6 million for the quarter ended June 30, 2004. Total assets were $86.2 million as of June 30, 2004 and increased to $101.3 million as of June 30, 2005.

Net interest income was $966,073 for the three months ended June 30, 2005, compared to $756,916 for the three months ended June 30, 2004. The increase was primarily the result of the growth of earning assets from 2004 to 2005. The net interest margin increased over the same period from 3.92% for the quarter ended June 30, 2004 to 4.28% for the quarter ended June 30, 2005 and contributed to the increase in net income.

The amount of the Company's provision for loan losses for the three months ended June 30, 2005 was $20,794 compared to $48,501 for the three months ended June 30, 2004. In each case, management has sought to provide the amount estimated to be necessary to maintain an allowance for loan losses that was adequate to cover the level of loss that management believed to be inherent in the portfolio as a whole, taking into account the Company's experience, economic conditions and information about borrowers available at the time of the analysis. During 2005 the Bank has had no charge-offs or recoveries. See "Loans" for additional information on the Company's loan portfolio and allowance for loan losses.

Noninterest income for the three months ended June 30, 2005 was $265,361 compared to $164,593 for the three months ended June 30, 2004. The increase was primarily the result of an increase in mortgage loan origination fees.

Total noninterest expense for the three months ended June 30, 2005 was $789,002 versus $678,074 for the first three months of 2004. Expenses increased primarily as a result of increases in salaries and benefits and other expense, offset by a decrease in data processing expense. Salaries and benefits increased 24.9% as a result of annual salary increases, the increasing costs of benefits, and additional personnel, including personnel for the new Powdersville branch opened in July, 2005. As of June 30, 2005 the Company employed 36 full-time personnel. Premises and equipment costs have risen due to the cost of upgrading certain hardware and software. Other expenses include advertising and courier costs, which have both increased in 2005 over 2004.

Net Interest Income

Net interest income is the difference between the interest earned on earning assets and the interest paid for funds acquired to support those assets. Net interest income, the principal source of the Company's earnings, was $966,073 for the three months ended June 30, 2005 and $756,916 for the three months ended June 30, 2004.

Changes that affect net interest income are changes in the average rate earned on interest earning assets, changes in the average rate paid on interest bearing liabilities, and changes in the volume of interest earning assets and interest bearing liabilities. Average earning assets for the three months ended June 30, 2005 were $90.8 million and for the quarter ended June 30, 2004 were $77.6 million. The increase was mainly attributable to a $12.3 million increase in average loans primarily supported by an $11.9 million increase in average interest bearing deposits. The Company's and the Bank's philosophy is to grow the customer base deliberately, with core business and strong relationships.

For the three months ended June 30, 2005 the average yield on earning assets was 6.43% while the average cost of interest-bearing liabilities was 2.47%. For the three months ended June 30, 2004 the average yield on earning assets was 5.45% and the average cost of interest bearing liabilities was 1.78%. The increase in the yield on earning assets and the cost of interest bearing liabilities is attributable to a higher short-term interest rate environment. The Federal Reserve's Open Market Committee has increased their target federal funds rate 225 basis points to 3.25% since June 2004, and loans and deposits have continued to reprice at higher interest rates throughout the second half of 2004 and the first half of 2005.

The net interest margin is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest earning assets. The net interest margin for the three months ended June 30, 2005 was 4.28% compared to 3.92% for the three months ended June 30, 2004. The increase in the net interest margin is attributable to asset sensitivity in the balance sheet as short term interest rates have increased. There has also been a shift in asset allocation between investments and loans receivable. Investments are generally lower yielding assets than loans due to a lower level of credit risk on the investments normally purchased by the Bank. As investments have matured or been called, the proceeds have been invested in loans receivable whenever possible. During the second quarter of 2005 investments amounted to 13.4% of total average interest earning assets, while during the second quarter of 2004 they were 14.6% of interest earning assets. During the second quarter of 2005 the Bank's loan portfolio earned an average of 341 basis points more than the Bank's investment portfolio.

The table below illustrates the average balances of interest earning assets and interest bearing liabilities and the resulting annualized yields and costs for the three-month periods ended June 30, 2005 and 2004.

                                                              June 30, 2005                                June 30, 2004
                                                              -------------                                -------------
                                                   Average       Interest      Average          Average       Interest      Average
                                                   Balance        Earned      Yield/Cost        Balance        Earned     Yield/Cost
                                                   -------        ------      ----------        -------        ------     ----------
Investments ..................................   $12,172,407   $ $111,663        3.68%       $11,335,311   $  112,762        3.99%
Fed Funds Sold ...............................     4,216,785       29,187        2.78%         4,144,692       10,899        1.05%
Loans ........................................    74,450,690    1,315,317        7.09%        62,119,944      930,966        6.01%
                                                 -----------   ----------                    -----------   ----------
   Total interest earning assets .............    90,839,882    1,456,167        6.43%        77,599,947    1,054,627        5.45%
                                                 ===========   ----------                    ===========   ----------

Interest bearing transaction accounts ........    13,668,444       34,581        1.01%        11,546,995       29,088        1.01%
Savings and money market .....................    11,203,974       31,776        1.14%        14,269,802       35,333        0.99%
Time deposits greater than $100,000 ..........    19,458,062      172,860        3.56%        13,089,292       82,453        2.53%
Other time deposits ..........................    27,509,368      204,419        2.98%        21,027,263      129,719        2.47%
                                                 -----------   ----------                    -----------   ----------
   Total interest bearing deposits ...........    71,839,848      443,636        2.48%        59,933,352      276,593        1.85%
Customer repurchase agreements ...............     4,068,860       14,449        1.42%         5,794,239       16,468        1.14%
Borrowings from FHLB Atlanta .................     3,716,891       32,009        3.45%         1,500,000        4,650        1.24%
                                                 -----------   ----------                    -----------   ----------
   Total interest bearing liabilities ........   $79,625,599      490,094        2.47%       $67,227,591      297,711        1.78%
                                                 ===========   ----------                    ===========   ----------

Net interest income ..........................                 $  966,073                                  $  756,916
                                                               ==========                                  ==========
Interest rate spread .........................                                   3.96%                                       3.67%
Interest margin ..............................                                   4.28%                                       3.92%

The Bank, which accounts for all of the Company's sensitivity to changes in interest rates, measures interest sensitivity using various measures. Using a static Gap measurement, which compares the amount of interest sensitive assets repricing within a one year time period as compared to the amount of interest sensitive liabilities repricing within the same time frame, the Bank's sensitivity to changes in interest rates can be analyzed. Although this method does not take into account loan prepayments and other non-contractual changes in balances and the applicable interest rates, it does give some information as to possible changes in net interest income that could be expected simply as a result of changes in interest rates. As of June 30, 2005, the Bank's cumulative Gap ratio was 1.20 through 12 months. This indicates an asset-sensitive position as of June 30, 2005. In a period of rising interest rates, asset-sensitive balance sheets would be expected to experience a widening of the net interest margin, while liability-sensitive balance sheets can experience pressure on the net interest margin. In a period of decreasing interest rates, liability-sensitive balance sheets typically experience a widening of the net interest margin and asset-sensitive balance sheets experience the opposite effect.

Results of Operations for the Six Months Ended June 30, 2005 and 2004

The Company's net income for the six months ended June 30, 2005 was $481,769 or $.41 per basic and $.40 per diluted share compared to $241,106 or $.21 per basic and $.20 per diluted share for the six months ended June 30, 2004. On April 12, 2005 the Company's Board of Directors declared a 10% stock dividend payable on May 27, 2005 to all shareholders of record on May 10, 2005. 2004 earnings per share calculations in this quarterly report have been adjusted to reflect the stock dividend. Earnings per share for 2005 also reflect the stock dividend as if it has occurred on January 1, 2005. The increase in net income is due to growth of the Bank.

Net interest income was $1.9 million for the six months ended June 30, 2005 compared to $1.5 million for the six months ended June 30, 2004. The increase was primarily the result of the Bank's growth from 2004 to 2005.

The amount of the Company's provision for loan losses for the six months ended June 30, 2005 was $35,794 compared to $88,071 for the six months ended June 30, 2004. In each case, management has sought to provide the amount estimated to be necessary to maintain an allowance for loan losses that was adequate to cover the level of loss that management believed to be inherent in the portfolio as a whole, taking into account the Company's experience, economic conditions and information about borrowers available at the time of the analysis. There have been no charge-offs or recoveries in 2005. See "Loans" for additional information on the Company's loan portfolio and allowance for loan losses.

Non interest income for the six months ended June 30, 2005 was $437,689 compared to $351,655 for the six months ended June 30, 2004. The increase was primarily the result of growth in mortgage loan origination fees from 2004 to 2005 and an increase in the cash surrender value of life insurance policies. Mortgage loan origination fees increased due to an increase in the number of loans originated for other lenders in 2005 compared to 2004.

Total non interest expense for the six months ended June 30, 2005 was $1.5 million versus $1.4 million for the six months ended June 30, 2004. Salaries and Other expenses increased 14.5% and 9.2%, respectively. Salary and benefit costs increased primarily as a result of additional personnel, including personnel for the new Powdersville branch, and annual performance increases. Other expense includes advertising costs and directors fees which both increased in 2005 over 2004. Advertising costs increased as the Bank began to increase the frequency of print advertising of its products and services. Directors' fees increased as the frequency and costs of meetings increased.

Net Interest Income

Net interest income, was $1.9 million for the six months ended June 30, 2005. This compared to $1.5 million for the six months ended June 30, 2004. The increase was mainly attributable to an increase in average loans and an increase in the weighted average interest rate on loans. Average earning assets for the six months ended June 30, 2005 increased to $89.8 million or 16.4% from the $77.2 million reported for the six months ended June 30, 2004. Average interest bearing liabilities increased $11.4 million to $78.7 million for the six months ended June 30, 2005. The increase was spread among various deposit account types and other borrowed money.

For the six months ended June 30, 2005 the average yield on earning assets was 6.26% while the average cost of interest-bearing liabilities was 2.36%. For the six months ended June 30, 2004 the average yield on earning assets was 5.46% and the average cost of interest-bearing liabilities was 1.77%. The increase in the yield on earning assets and the cost of interest bearing liabilities is attributable to the higher overall interest rate environment. The net interest margin for the six months ended June 30, 2005 was 4.19% compared to 3.91% for the six months ended June 30, 2004. The increase in the net-interest margin is attributable to a change in the mix of the types of interest earning assets and the corresponding interest bearing liabilities in the Bank's balance sheet. The Bank has increased loans receivable as a percentage of total earning assets in 2005 in comparison to 2004. Average loans comprised 82.7% of total average interest earning assets in 2005 compared to 79.0% in 2004, and comprised the largest component of the increase in interest income across the two periods compared. The average yield on interest earning assets increased 80 basis points from the 2004 period to the 2005 period. During the same period, the Bank was able to hold the increases in its cost of funds to only 59 basis points. The cost of time deposits greater than $100,000 increased to 3.45% and other time deposits increased to an average cost of 2.87% as competition for time deposits increased in the Bank's market areas. The Bank's advances from the FHLB also increased in cost from 1.23% in 2004 to 3.43% in 2005 as a result of lengthened maturities and rises in interest rates. Early in 2004 the Bank's advances were variable rate advances. At June 30, 2005 the Bank had several fixed rate amortizing and non-amortizing advances at various maturities.

The table below illustrates the average balances of interest earning assets and interest bearing liabilities and the resulting annualized yields and costs for the six month periods ended June 30, 2005 and 2004.

                                                             June 30, 2005                                June 30, 2004
                                                             -------------                                -------------
                                                   Average       Interest      Average          Average       Interest      Average
                                                   Balance        Earned      Yield/Cost        Balance        Earned     Yield/Cost
                                                   -------        ------      ----------        -------        ------     ----------
Investments .................................   $12,330,388   $  228,468         3.74%       $12,470,810   $  247,816        4.01%
Fed Funds Sold ..............................     3,249,108       42,500         2.64%         3,745,754       20,031        1.08%
Loans .......................................    74,237,524    2,516,807         6.84%        60,949,263    1,819,923        6.02%
                                                -----------   ----------                     -----------   ----------
   Total interest earning assets ............    89,817,020    2,787,775         6.26%        77,165,827    2,087,770        5.46%
                                                ===========   ----------                     ===========   ----------

Interest bearing transaction accounts .......    13,421,958       67,567         1.02%        10,934,806       54,882        1.01%
Savings and money market ....................    12,841,722       71,781         1.13%        15,023,923       74,905        1.01%
Time deposits greater than $100,000 .........    18,804,829      322,065         3.45%        12,691,640      162,352        2.58%
Other time deposits .........................    26,232,500      373,173         2.87%        20,040,188      248,893        2.50%
                                                -----------   ----------                     -----------   ----------
   Total interest bearing deposits ..........    71,301,009      834,586         2.36%        58,690,557      541,032        1.86%
Customer repurchase agreements ..............     3,854,730       27,361         1.43%         5,759,760       32,817        1.15%
Advances from FHLB ..........................     3,556,026       60,434         3.43%         2,846,154       17,407        1.23%
                                                -----------   ----------                     -----------   ----------
   Total interest bearing liabilities .......   $78,711,765      922,381         2.36%       $67,296,471      591,256        1.77%
                                                ===========   ----------                     ===========   ----------

Net interest income .........................                 $1,865,394                                   $1,496,514
                                                              ==========                                   ==========
Interest rate spread ........................                                    3.90%                                       3.68%
Interest margin .............................                                    4.19%                                       3.91%

BALANCE SHEET REVIEW

Total consolidated assets increased $700,000 from $100.6 million at December 31, 2004 to $101.3 million at June 30, 2005. This increase resulted primarily from an increase in loans and property and equipment, partially offset by a decrease in cash and available for sale securities. Loans increased approximately $1.1 million during the first 6 months and property and equipment increased $1.7 million, primarily due to costs associated with the Bank's new branch office.

As of June 30, 2005 the Company held securities available for sale of approximately $7.9 million. These securities are held primarily for liquidity purposes and for pledging against public deposits and accounts exceeding the Federal Deposit Insurance Corporation ("FDIC") insurance limits. As such, these securities are generally, but may not ultimately be, held to maturity. As of June 30, 2005 these securities, many of which were purchased during the recent low interest rate environment, yield below market interest rates. As a result, many of these securities show unrealized losses when marked to market value at June 30, 2005. All of the securities in question have been issued by agencies of the US Government or municipal governments and have good bond ratings from various rating agencies. The Company currently has the ability and intent to hold these securities until their maturity at which time their full face value is expected to be realized. The average life of the portfolio of securities available for sale is 2.02 years. Based on the Company's intent and ability to hold these securities until maturity and based on their relatively short average lives and good credit ratings, management believes that the unrealized losses in the available for sale portfolio are temporary.

At December 31, 2004, deposits were $82.5 million, customer repurchase agreements were $5.5 million and borrowings from the FHLB were $3.4 million. As of June 30, 2005 total deposits were $82.0 million, customer repurchase agreements were $3.0 million, and borrowings from the FHLB were $6.7 million. At December 31, 2004 the Bank had one customer with an unusually high short-term balance in his deposit and customer repurchase agreement accounts. Due to the short-term nature of these accounts, these balances were expected to change following year end. During 2005 movements in interest rates and other market conditions also changed the composition and amounts of the Company's interest-bearing liabilities.

Management seeks to maintain sufficient cash and other forms of liquidity to meet both anticipated and unanticipated cash outflows and a balance sheet mix that effectively utilizes the Company's earning assets. Cash and cash equivalents amounted to $7.0 million at June 30, 2005 and $7.1 million at December 31, 2004.

LOANS

Commercial and industrial loans made up 18.1% of the total loan portfolio as of June 30, 2005, totaling $13.7 million, compared to $13.3 million or 17.8% at December 31, 2004. Loans secured by real estate for construction and land development totaled $17.5 million or 22.9% of the total loan portfolio as of

June 30, 2005 compared to $16.0 million or 21.3% of the portfolio at December 31, 2004. Nonresidential, nonfarm real estate loans totaled $23.6 million or 30.9% of the portfolio, while all other loans secured by real estate totaled $18.7 million or 24.5% of the total loan portfolio as of June 30, 2005. As of December 31, 2004 nonfarm, nonresidential loans were $23.2 million or 30.9% of the portfolio and all other loans secured by real estate were $19.7 million or 26.2% of the portfolio. Installment loans and other consumer loans to individuals comprised $2.6 million or 3.6% of the total loan portfolio as of June 30, 2005, compared to $2.7 million or 3.5% of the portfolio as of December 31, 2004. The allowance for loan losses was 1.25% of gross loans as of June 30, 2005 compared to 1.22% as of December 31, 2004. Management evaluates the adequacy of the allowance for loan losses based on various factors including a periodic and regular evaluation of loans in the portfolio, local delinquency trends, overall risk characteristics of the various segments of the portfolio, prevailing and anticipated economic conditions, industry statistics, and other factors. Based on information available as of June 30, 2005, in Management's opinion, the allowance for loan losses is adequate as of June 30, 2005. At June 30, 2005, the Company had no loans that were 90 days or more past due or non-accruing. As of June 30, 2005, the Bank had $48.0 million of loans or 63.0% of the loan portfolio at variable rates of interest. Of the remaining loans in the portfolio, $10.6 million mature within 1 year.

LIQUIDITY

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of liabilities. The Company manages both assets and liabilities to achieve appropriate levels of liquidity. Cash and short-term investments are the Company's primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. The investment portfolio is the Company's principal source of secondary asset liquidity. However, the availability of this source of funds is influenced by market conditions. Individual and commercial deposits and borrowings are the Company's primary source of funds for credit activities. The Company has lines of credit with unrelated banks and with the FHLB of Atlanta. The bank lines total $4.4 million and are available on a one to fourteen day basis for general corporate purposes of the Bank. The FHLB line is based on the availability of eligible collateral with a maximum borrowing capacity of 10% of Bank assets. The Bank currently has $6.7 million borrowed under the FHLB line. Management believes that the Company's liquidity sources are adequate to meet its operating needs.

OFF BALANCE SHEET RISK

Through the operations of the Bank, the Company has contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank's customers at predetermined interest rates for a specified period of time. Commitments are subject to various conditions which are expected to reduce the credit risk to the Company. At June 30, 2005, the Bank had issued commitments to extend credit of $17.9 million through various types of lending arrangements. Of that amount, approximately $12.0 million was undisbursed amounts of closed-end loans, $887,000 related to unused overdraft protection, and approximately $5.0 million was related to lines of credit. The Bank's management evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by management upon extension of credit, is based on a credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial or residential real estate. Management manages the credit risk on these commitments by subjecting them to normal underwriting and risk management processes. The Bank also had standby letters of credit outstanding of approximately $757,000 at June 30, 2005. An immaterial amount of fees were collected related to these commitments and letters of credit during the quarter ended June 30, 2005. Historically many of these commitments and letters of credit expire unused, and the total amount committed as of June 30, 2005 is not necessarily expected to be funded.

CAPITAL RESOURCES

The capital base for the Company increased by $438,197 for the first six months of 2005, due to net income, partially off-set by an unrealized loss on investment securities and cash paid in lieu of fractional shares for the Company's stock dividend. The Company's equity to asset ratio was 9.1% as of June 30, 2005 compared to 8.7% as of December 31, 2004. The Company expects to continue to leverage its capital as the Bank grows. The Company has announced its plans to offer up to 445,000 shares of common stock in a public stock offering during the third quarter of 2005. The net proceeds of this offering will be used to support the Company's continued growth.

As of April 12, 2005, the Company's Board of Directors declared a 10% stock dividend to shareholders of record on May 10, 2005 payable on May 27, 2005. 106,282 shares were issued as a result of the dividend. All per share amounts have been restated to reflect the dividend. The dividend has also been reflected in the accompanying Consolidated Statement of Shareholders' Equity for the six months ended June 30, 2005.

The  Company  has  two  stock-based   compensation   plans.   See  "Stock  based
Compensation" above for more information.

The FDIC has established guidelines for capital requirements for banks. As of June 30, 2005, the Bank is considered well capitalized based on the capital requirement levels that are to be maintained according to FDIC guidelines.

                                 Capital Ratios

                                                                                                                     Adequately
                                                                                        Well Capitalized             Capitalized
                                                                   Actual                  Requirement               Requirement
                                                                   ------                  -----------               -----------
                                                             Amount       Ratio        Amount        Ratio        Amount       Ratio
                                                             ------       -----        ------        -----        ------       -----
Total capital to risk weighted assets ...................   $ 9,383      10.78%       $ 8,701        10.0%       $ 6,961        8.0%
Tier 1 capital to risk weighted assets ..................   $ 8,428       9.69%       $ 5,221         6.0%       $ 3,480        4.0%
Tier 1 capital to average assets ........................   $ 8,428       8.58%       $ 4,911         5.0%       $ 3,929        4.0%

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

         There have been no significant changes in the Company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


Part II - Other Information

ITEM 4. Submission of Matters to a Vote of Security Holders

      (a) The Company held its annual meeting of shareholders on May 10, 2005.

      (b) And (c) The following persons were elected as directors of the Company to serve for a term of three years with the votes shown:

       Name                       For              Withhold          Abstaining
       ----                       ---              --------          ----------

       Ben L. Garvin              551,990              0                 0
       S. Ervin Hendricks         551,990              0                 0
       J. Bruce Gaston            551,990              0                 0

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




                   Cornerstone Bancorp
                      (Registrant)


By: s/J. Rodger Anthony                                     Date: August 8, 2005
---------------------------------------------------
   J. Rodger Anthony
   Chief Executive Officer



By: s/Jennifer M. Champagne                                 Date: August 8, 2005
---------------------------------------------------
   Jennifer M. Champagne
   Senior Vice President and Chief Financial Officer
   (Principal financial officer)

                                    Exhibits


31-1             Rule13a-14(a)/ 15d-14(a) Certifications of Chief
                 Executive Officer
31-2             Rule13a-14(a)/Rule 15d-14(a) Certifications of
                 Chief Financial Officer
32               18 U.S.C. Section 1350 Certifications