Form 10QSB
period 2005-09-30
CORNERSTONE BANCORP/SC
filed 2005-11-10
CIK 1087455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005.

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM ________________ TO ___________________.

                        Commission File Number 333-79543


                               CORNERSTONE BANCORP
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        South Carolina                                  57-1077978
---------------------------------        ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)


               1670 East Main Street, Easley, South Carolina 29640
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (864) 306-1444
--------------------------------------------------------------------------------
                (Issuer's telephone number, including Area Code)

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 [X]  Yes [ ] No


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ]  Yes [X]  No


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock - No Par Value
1,170,939 shares outstanding on November 10, 2005

Transitional Small Business Issuer Disclosure Format:    [ ]  Yes  [X] No

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.     Financial Statements

                       CORNERSTONE BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                                 September 30,          December 31,
                                                                                                      2005                  2004
                                                                                                      ----                  ----
ASSETS                                                                                            (Unaudited)

Cash and due from banks ..............................................................         $   3,352,543          $   3,008,847
Federal funds sold ...................................................................             5,377,000              4,130,595
                                                                                               -------------          -------------
     Cash and cash equivalents .......................................................             8,729,543              7,139,442
Investment securities
     Available-for-sale ..............................................................             7,803,149              8,975,528
     Held-to-maturity (Fair value $3,731,125 at September 30, 2005 and
       $3,812,437 at December 31, 2004) ..............................................             3,707,057              3,713,645
     Other investments ...............................................................               609,800                532,100
Loans, net ...........................................................................            80,608,705             74,238,769
Property and equipment, net ..........................................................             4,598,798              3,778,983
Cash surrender value of life insurance policies ......................................             1,558,438              1,515,172
Other assets .........................................................................               890,998                738,480
                                                                                               -------------          -------------
     Total assets ....................................................................         $ 108,506,488          $ 100,632,119
                                                                                               =============          =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
     Deposits
          Noninterest bearing ........................................................         $  11,595,805          $   9,405,079
          Interest bearing ...........................................................            79,686,761             73,113,865
                                                                                               -------------          -------------
          Total deposits .............................................................            91,282,566             82,518,944
     Customer repurchase agreements ..................................................             3,062,265              5,483,993
     Borrowings from Federal Home Loan Bank of Atlanta ...............................             4,384,213              3,400,000
     Other liabilities ...............................................................               289,615                451,722
                                                                                               -------------          -------------
          Total liabilities ..........................................................            99,018,659             91,854,659
                                                                                               -------------          -------------

Commitments and contingencies

Shareholders' equity
     Preferred stock, 10,000 shares authorized, no shares issued .....................                     -                      -
     Common stock, no par value, 20,000,000 shares authorized,
       1,170,938 and 1,064,656 shares issued at September 30,
       2005 and December 31, 2004, respectively ......................................             9,018,750              8,253,812
     Retained earnings ...............................................................               533,501                543,807
     Accumulated other comprehensive loss ............................................               (64,422)               (20,159)
                                                                                               -------------          -------------

          Total shareholders' equity .................................................             9,487,829              8,777,460
                                                                                               -------------          -------------

          Total liabilities and shareholders' equity .................................         $ 108,506,488          $ 100,632,119
                                                                                               =============          =============

The accompanying notes are an integral part of these consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                        For the three months ended       For the nine months ended
                                                                              September 30,                    September 30,
                                                                              -------------                    -------------
                                                                          2005             2004            2005              2004
                                                                          ----             ----            ----              ----
Interest and Dividend Income
     Interest and fees on loans ................................       $1,499,540       $1,031,337       $4,016,347       $2,851,260
     Investment securities .....................................          116,271          121,576          344,739          369,392
     Federal funds sold and interest bearing balances ..........           33,324            9,504           75,824           29,535
                                                                       ----------       ----------       ----------       ----------
         Total interest income .................................        1,649,135        1,162,417        4,436,910        3,250,187
                                                                       ----------       ----------       ----------       ----------
Interest Expense
     Deposits ..................................................          521,989          301,319        1,356,575          842,351
     Borrowings and customer repurchase agreements .............           52,641           24,024          140,436           74,248
                                                                       ----------       ----------       ----------       ----------
         Total interest expense ................................          574,630          325,343        1,497,011          916,599
                                                                       ----------       ----------       ----------       ----------
Net Interest Income ............................................        1,074,505          837,074        2,939,899        2,333,588
Provision for Loan Losses ......................................           52,410           50,000           88,204          138,071
                                                                       ----------       ----------       ----------       ----------
         Net interest income after provision for loan
            losses .............................................        1,022,095          787,074        2,851,695        2,195,517
                                                                       ----------       ----------       ----------       ----------
Noninterest Income
     Service charges on deposit accounts .......................          111,275           96,457          296,754          281,979
     Mortgage loan origination fees ............................          152,139           91,435          356,841          231,078
     Gain on sale of securities ................................                -                -                -            5,230
     Other .....................................................           20,788           10,471           68,296           31,731
                                                                       ----------       ----------       ----------       ----------
         Total noninterest income ..............................          284,202          198,363          721,891          550,018
                                                                       ----------       ----------       ----------       ----------
Noninterest Expense
     Salaries and employee benefits ............................          511,848          380,158        1,418,570        1,172,013
     Premises and equipment ....................................          140,240          113,696          375,117          332,841
     Data processing ...........................................           41,096           28,970          101,812          113,048
     Professional fees .........................................           28,050           25,360           81,142           71,330
     Supplies ..................................................           30,251           16,887           70,551           51,665
     Advertising ...............................................           20,656           17,869           54,949           40,392
     Other .....................................................           95,930          114,572          274,986          287,440
                                                                       ----------       ----------       ----------       ----------
         Total noninterest expense .............................          868,071          697,512        2,377,127        2,068,729
                                                                       ----------       ----------       ----------       ----------
         Net income before taxes ...............................          438,226          287,925        1,196,459          676,806

Provision for income taxes .....................................          162,793          109,606          439,257          257,381
                                                                       ----------       ----------       ----------       ----------
         Net Income ............................................       $  275,433       $  178,319       $  757,202       $  419,425
                                                                       ==========       ==========       ==========       ==========
Earnings Per Share
     Basic .....................................................       $      .24       $      .15       $      .65       $      .36
     Diluted ...................................................       $      .23       $      .15       $      .63       $      .35
Weighted Average Shares Outstanding
     Basic .....................................................        1,170,938        1,170,938        1,170,938        1,170,938
     Diluted ...................................................        1,204,558        1,195,145        1,205,280        1,194,470

Earnings per share have been restated to reflect stock dividends declared in April 2005.

The accompanying notes are an integral part of these consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OFSHAREHOLDERS' EQUITY AND
                              COMPREHENSIVE INCOME
             For the nine months ended September 30, 2005 and 2004
                                   (Unaudited)

                                                                                                      Accumulated
                                                              Common stock                               other             Total
                                                              ------------              Retained     comprehensive     shareholders'
                                                           Shares       Amount          earnings     Income (loss)        equity
                                                           ------       ------          --------     -------------        ------

BALANCE, DECEMBER 31, 2003 ......................         967,968     $ 7,984,608     $   150,314      $    31,730      $ 8,166,652
     Net income .................................               -               -         419,425                -          419,425
     Other comprehensive income, net of
       income taxes
         Unrealized loss on investment
            securities ..........................               -               -               -          (25,912)         (25,912)
                                                                                                       -----------      -----------
     Comprehensive income
     Stock dividend (10%), net of cash
       in lieu of fractional shares .............          96,688         269,204        (270,564)               -           (1,360)
                                                      -----------     -----------     -----------      -----------      -----------

BALANCE, SEPTEMBER 30, 2004 .....................       1,064,656     $ 8,253,812     $   299,175      $     5,818      $ 8,558,805
                                                      ===========     ===========     ===========      ===========      ===========


BALANCE, DECEMBER 31, 2004 ......................       1,064,656     $ 8,253,812     $   543,807      $   (20,159)     $ 8,777,460
     Net income .................................               -               -         757,202                -          757,202
     Other comprehensive income, net of
       income taxes
         Unrealized loss on investment
            securities ..........................               -               -               -          (44,263)         (44,263)
                                                                                                       -----------      -----------
     Comprehensive income .......................                                                                           712,939
     Stock dividend (10%), net of cash
       in lieu of fractional shares .............         106,282         764,938        (767,508)               -           (2,570)
                                                      -----------     -----------     -----------      -----------      -----------

BALANCE, SEPTEMBER 30, 2005 .....................       1,170,938     $ 9,018,750     $   533,501      $   (64,422)     $ 9,487,829
                                                      ===========     ===========     ===========      ===========      ===========



















The accompanying notes are an integral part of these consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                                                                      For the nine months ended
                                                                                                            September 30,
                                                                                                      2005                 2004
                                                                                                      ----                 ----
Operating Activities
     Net income ..........................................................................        $    757,202         $    419,425
     Adjustments to reconcile net income to net cash provided by operating activities
         Depreciation and amortization ...................................................             188,480              175,454
         Provision for loan losses .......................................................              88,204              138,071
         Gain on sale of fixed assets ....................................................                   -               (1,255)
         Gain on sale of investment security available for sale ..........................                   -               (5,230)
     Changes in operating assets and liabilities
         Change in interest receivable ...................................................             (72,746)             (22,898)
         Change in other assets ..........................................................            (123,038)             (15,404)
         Change in other liabilities .....................................................            (139,305)             (35,391)
                                                                                                  ------------         ------------
             Net cash provided by operating activities ...................................             698,797              652,772
                                                                                                  ------------         ------------
Investing Activities
     Proceeds from maturities and principal repayments of available for
       sale securities ...................................................................           1,099,615            6,419,922
     Proceeds from sale of investment security available for sale ........................                   -              708,422
     Proceeds from redemption of FHLB stock ..............................................             135,200               75,500
     Purchase of FHLB stock ..............................................................            (212,900)                   -
     Purchase of property and equipment ..................................................            (996,008)             (88,002)
     Proceeds from sale of property and equipment ........................................                   -                8,299
     Purchase of life insurance policies .................................................                   -             (421,183)
     Purchase of investment securities available for sale ................................                   -           (4,967,795)
     Net increase in loans to customers ..................................................          (6,458,140)         (10,145,245)
                                                                                                  ------------         ------------
             Net cash used by investing activities .......................................          (6,432,233)          (8,410,082)
                                                                                                  ------------         ------------
Financing Activities
     Net increase in demand, savings and time deposits ...................................           8,763,622            9,108,265
     Net increase (decrease) in customer repurchase agreements ...........................          (2,421,728)           1,288,319
     Proceeds from FHLB advances .........................................................           4,045,000                    -
     Repayment of FHLB advances ..........................................................          (3,060,787)          (3,500,000)
     Cash paid in lieu of fractional shares ..............................................              (2,570)              (1,360)
                                                                                                  ------------         ------------
             Net cash provided by financing activities ...................................           7,323,537            6,895,224
                                                                                                  ------------         ------------
             Net increase (decrease) in cash and cash equivalents ........................           1,590,101             (862,086)

Cash and Cash Equivalents, Beginning of Period ...........................................           7,139,442            5,733,665
                                                                                                  ------------         ------------
Cash and Cash Equivalents, End of Period
                                                                                                  $  8,729,543         $  4,871,579
                                                                                                  ============         ============
Supplemental Information
     Cash paid for interest ..............................................................        $  1,508,090         $    884,091
     Cash paid for income taxes ..........................................................        $    679,000         $    335,436

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

Earnings per Share

Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" requires that the Company present basic and diluted net income per common share. The assumed conversion of stock options creates the difference between basic and diluted net income per share. Income per share is calculated by dividing net income by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares outstanding for basic net income per common share for the three and nine month periods ended September 30, 2005 and 2004 was 1,170,938 shares. The weighted average number of common shares outstanding for diluted net income per share for the quarter ended September 30, 2005 was 1,204,558 shares. The weighted average number of common shares outstanding for diluted net income per common share was 1,195,145 for the three months ended September 30, 2004. The weighted average number of common shares outstanding for diluted net income per common share was 1,205,280 and 1,194,470 for the nine months ended September 30, 2005 and 2004, respectively.

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

The Company awarded options to its Organizers in 1999 (the "Organizers' Options"). Each of the organizing directors was awarded options to purchase 4,000 shares of the Company's common stock at $10.00 per share. The options expire 10 years from the date of grant. The Company valued the options using the Black-Scholes model for purposes of disclosing the compensation that would have been expensed had the Company chosen to adopt SFAS No. 123 for accounting for these options. The risk free interest rate used in the calculation was 5.89 percent and the assumed dividend rate was zero. The expected option life was three years. Since 1999 no options have been exercised and 4,000 have been forfeited. As of September 30, 2005, after the effect of stock dividends, there are 52,707 Organizer's options outstanding. Each option is exercisable at a price of $6.83.

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

Under APB Opinion No. 25, no compensation expense was recorded at the dates of grant. However, the Company has calculated a fair value as of each date of grant using the Black-Scholes option pricing model. The risk-free interest rate used was the average 10 year Treasury note during the month in which the options were granted (ranging from 4.15%-4.22%) and the assumed dividend rate was zero. The expected option life used was eight years. Had the Company been accounting for the 2003 Plan under SFAS No. 123, the Company would have expensed approximately $8,165 for the quarter (approximately $5,144, net of tax) as compensation expense during the quarter ended September 30, 2005 based on the difference between the options' exercise prices and the fair value calculated using the Black-Scholes option pricing model. As illustrated in the table below, basic and diluted earnings per share for the nine months ended September 30, 2005 would have been $.64 and $.62 per share, respectively, had the Company accounted for the options granted under SFAS No. 123.

                                                                                                      For the nine months ended
                                                                                                             September 30,
                                                                                                             -------------
                                                                                                        2005               2004
                                                                                                        ----               ----
Net income:
As reported ................................................................................        $   757,202         $   419,425
Deduct:  Total  stock-based  compensation  expense  determined under
   fair value based method for all awards, net of related tax effects ......................             (5,144)             (2,306)
                                                                                                    -----------         -----------
Pro forma ..................................................................................        $   752,058         $   417,119
                                                                                                    ===========         ===========

Basic earnings per common share
As reported ................................................................................        $       .65         $       .36
Pro forma ..................................................................................        $       .64         $       .36

Diluted earnings per common share
As reported ................................................................................        $       .63         $       .35
Pro forma ..................................................................................        $       .62         $       .35

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

Concentrations of credit risk

The Bank makes loans to individuals and small businesses located primarily in upstate South Carolina for various personal and commercial purposes. The Bank has a diversified loan portfolio and borrowers' ability to repay loans is not dependent upon any specific economic sector. The Bank monitors the portfolio for concentrations of credit on a quarterly basis using North American Industry Codes ("NAIC"). The Bank has loans in two NAIC categories that each represents more than 10% of the portfolio. These do not necessarily represent areas of greater risk in the portfolio. The NAIC concentrations are 14% in Residential Building Construction and 23% in Real Estate and Rental and Leasing. The portfolio also has loans representing 16 other NAIC categories.

Recently issued accounting standards

The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the Company.

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123 (R)"). SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective for small business issuers beginning with the first interim or annual reporting period of the registrant's first fiscal year beginning on or after December 15, 2005. The Company is currently evaluating the impact that the adoption of SFAS No. 123(R) will have on its financial position, results of operations and cash flows. The effect of adoption, if any, will be measured and recognized in the statement of income on the date of adoption.

In April 2005, the Securities and Exchange Commission's ("SEC") Office of the Chief Accountant and its Division of Corporation Finance released Staff Accounting Bulletin ("SAB") No. 107. SAB No. 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as the staff's views regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 also reminds public companies of the importance of including disclosures within filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transition to SFAS No. 123(R).

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). SFAS No. 154 establishes retrospective application as the required method for reporting a change in accounting principle, unless it is impracticable, in which case the changes should be applied to the latest practicable date presented. SFAS No. 154 also requires that a correction of an error be reported as a prior period adjustment by restating prior period financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

                           FORWARD-LOOKING STATEMENTS

Statements included in this report which are not historical in nature are intended to be, and are hereby identified as "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "estimate", "project", "intend", "expect", "believe", "anticipate", "plan", and similar expressions identify forward-looking statements. The Company cautions readers that forward looking statements including without limitation, those related to the Company's new offices, future business prospects, revenues, working capital, adequacy of the allowance for loan losses, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ from those indicated in the forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission.

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

               o the effects of competition from other financial institutions operating in the Company's market areas and elsewhere, including institutions operating locally, regionally, nationally and internationally, as well as competitors that offer banking products and services by mail, telephone and computer and/or the Internet;

               o failure of assumptions underlying the establishment of the allowance for loan loses, including the value of collateral securing loans; and

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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

The Company commenced operations with the opening of its subsidiary bank, Cornerstone National Bank (the "Bank"), on September 15, 1999. In August 2002 the Bank opened a full service branch in the Berea area of Greenville County, South Carolina. In July 2005 the Bank opened a full service branch in the Powdersville area of Anderson County, South Carolina. In 2004, the Bank established Crescent Financial Services, Inc., a wholly-owned insurance agency subsidiary.

The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing in the Cornerstone Bancorp Form 10-KSB for the year ended December 31, 2004. The discussion will concentrate on operations for the quarter and nine months ended September 30, 2005. Results of operations for the three and nine month periods ending September 30, 2005 are not necessarily indicative of the results to be attained for any other period.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended September 30, 2005 and 2004

Overview

The Company's net income for the three months ended September 30, 2005 was $275,433 compared to $178,319 for the three months ended September 30, 2004.

Net interest income was $1,074,505 million for the three months ended September 30, 2005, compared to $837,074 for the three months ended September 30, 2004. The increase was primarily the result of the growth of earning assets from 2004 to 2005. The net interest margin increased over the same period from 4.03% for the quarter ended September 30, 2004 to 4.46% for the quarter ended September 30, 2005 and contributed to the increase in net income.

The amount of the Company's provision for loan losses for the three months ended September 30, 2005 was $52,410 compared to $50,000 for the three months ended September 30, 2004. In each case, management has sought to provide the amount estimated to be necessary to maintain an allowance for loan losses that was adequate to cover the level of loss that management believed to be inherent in the portfolio as a whole, taking into account the Company's experience, economic conditions and information about borrowers available at the time of the analysis. During 2005 the Bank has had charge-offs of $1,318 and no recoveries. Additions to the allowance during the third quarter of 2005 primarily relate to growth in the portfolio and the number of loan officers employed by the Bank. See "Loans" for additional information on the Company's loan portfolio and allowance for loan losses.

Noninterest income for the three months ended September 30, 2005 was $284,202 compared to $198,363 for the three months ended September 30, 2004. The increase was primarily the result of an increase in mortgage loan origination fees.

Total noninterest expense for the three months ended September 30, 2005 was $868,071 versus $697,512 for the three months ended September 30, 2004. Expenses increased primarily as a result of increases in salaries and benefits and premises and equipment expenses. Salaries and benefits increased $131,690 or 34.6% as a result of annual performance increases, the increasing costs of benefits, and additional personnel, including personnel for the new Powdersville branch opened in July, 2005. As of September 30, 2005 the Company employed 35 full-time personnel. Premises and equipment costs have risen due to the cost of upgrading certain hardware and software as well as the cost of operating the new branch office. Other categories such as supplies and data processing increased as well. The increase in supplies expense is related to the new office. Data processing cost increases are partially due to growth in the number of accounts served, the new branch, and increases in charges from the Bank's data processing provider.

Net Interest Income

Net interest income is the difference between the interest earned on earning assets and the interest paid for funds acquired to support those assets. Net interest income, the principal source of the Company's earnings, was $1,074,505 million for the three months ended September 30, 2005 and $837,074 for the three months ended September 30, 2004.

Changes that affect net interest income are changes in the average rate earned on interest earning assets, changes in the average rate paid on interest bearing liabilities, and changes in the volume of interest earning assets and interest bearing liabilities. Average earning assets for the three months ended September 30, 2005 were $95.7 million and for the quarter ended September 30, 2004 were $82.3 million. The increase was mainly attributable to a $12.4 million increase in average loans primarily supported by a $12.3 million increase in average interest bearing deposits. The Company's and the Bank's philosophy is to grow the customer base deliberately, with core business and strong relationships.

For the three months ended September 30, 2005 the average yield on earning assets was 6.84% while the average cost of interest-bearing liabilities was 2.70%. For the three months ended September 30, 2004 the average yield on earnings assets was 5.60% and the average cost of interest bearing liabilities was 1.81%. The increase in the yield on earning assets and the cost of interest bearing liabilities is attributable to a higher short-term interest rate environment. The Federal Reserve's Open Market Committee has increased their target federal funds rate 275 basis points to 3.75% since June 2004, and loans and deposits have continued to reprice at higher interest rates since then.

The net interest margin is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest earning assets. The net interest margin for the three months ended September 30, 2005 was 4.46% compared to 4.03% for the three months ended September 30, 2004. The increase in the net interest margin is attributable to asset sensitivity in the balance sheet as short term interest rates have increased.

The table below illustrates the average balances of interest earning assets and interest bearing liabilities and the resulting annualized yields and costs for the three month periods ended September 30, 2005 and 2004.


                                                                September 30, 2005                       September 30, 2004
                                                                ------------------                       ------------------
                                                        Average                     Average      Average                    Average
                                                        Balance       Interest    Yield/Cost     Balance      Interest    Yield/Cost
                                                        -------        -------    ----------     -------       -------    ----------
Investments ........................................   $12,134,806    $  116,271    3.80%       $12,790,651   $  121,576     3.77%
Fed Funds Sold .....................................     4,054,309        33,324    3.26%         2,489,265        9,504     1.51%
Loans ..............................................    79,470,083     1,499,540    7.49%        67,063,216    1,031,337     6.10%
                                                       -----------    ----------                -----------   ----------
  Total interest earning assets ....................    95,659,198     1,649,135    6.84%        82,343,132    1,162,417     5.60%
                                                       ===========    ----------                ===========   ----------

Interest bearing transaction
   accounts ........................................    12,867,891        32,717    1.01%        12,575,526       32,160     1.01%
Savings and money market ...........................    10,666,233        32,084    1.19%        15,650,871       39,616     1.00%
Time deposits ......................................    53,168,388       457,188    3.41%        35,371,645      229,543     2.57%
                                                       -----------    ----------                -----------   ----------
  Total interest bearing deposits ..................    76,702,512       521,989    2.70%        63,598,042      301,319     1.88%
Customer repurchase agreements .....................     3,383,456        13,512    1.58%         6,105,409       17,591     1.14%
Borrowings from FHLB Atlanta .......................     4,221,026        39,129    3.68%         1,500,000        6,433     1.70%
                                                       -----------    ----------                -----------   ----------
  Total interest bearing liabilities ...............   $84,306,994       574,630    2.70%       $71,203,451      325,343     1.81%
                                                       ===========    ----------                ===========   ----------

Net interest income ................................                  $1,074,505                              $  837,074
                                                                      ==========                              ==========
Interest rate spread ...............................                                4.14%                                    3.79%
Interest margin ....................................                                4.46%                                    4.03%

The Bank, which accounts for all of the Company's sensitivity to changes in interest rates, measures interest sensitivity using various measures. Using a static GAP measurement, which compares the amount of interest sensitive assets repricing within a one year time period as compared to the amount of interest sensitive liabilities repricing within the same time frame, the Bank's sensitivity to changes in interest rates can be analyzed. Although this method does not take into account loan prepayments and other non-contractual changes in balances and the applicable interest rates, it does give some information as to possible changes in net interest income that could be expected simply as a result of changes in interest rates. As of September 30, 2005, the Bank's cumulative Gap ratio was 1.14 through 12 months. This indicates an asset-sensitive position as of September 30, 2005. In a period of rising interest rates, asset-sensitive balance sheets would be expected to experience a widening of the net interest margin, while liability-sensitive balance sheets can experience pressure on the net interest margin. In a period of decreasing interest rates, liability-sensitive balance sheets typically experience a widening of the net interest margin and asset-sensitive balance sheets experience the opposite effect.

Results of Operations for the Nine Months Ended September 30, 2005 and 2004

Overview

The Company's net income for the nine months ended September 30, 2005 was $757,202 or $.65 per basic and $.63 per diluted share compared to $419,425 or $.36 per basic and $.35 per diluted share for the nine months ended September 30, 2004. On April 12, 2005 the Company's Board of Directors declared a 10% stock dividend payable on May 27, 2005 to all shareholders of record on May 10, 2005. 2004 earnings per share calculations in this quarterly report have been adjusted to reflect the stock dividend. Earnings per share for 2005 reflect the stock dividend as if it has occurred on January 1, 2005. The increase in net income is due to growth of the Bank.

Net interest income was $2.9 million for the nine months ended September 30, 2005 compared to $2.3 million for the nine months ended September 30, 2004. The increase was primarily the result of the Bank's growth from 2004 to 2005.

The amount of the Company's provision for loan losses for the nine months ended September 30, 2005 was $88,204 compared to $138,071 for the nine months ended

September 30, 2004. In each case, management has sought to provide the amount estimated to be necessary to maintain an allowance for loan losses that was adequate to cover the level of loss that management believed to be inherent in the portfolio as a whole, taking into account the Company's experience, economic conditions and information about borrowers available at the time of the analysis. The Bank has charged off $1,318 in 2005 and had no recoveries. See "Loans" for additional information on the Company's loan portfolio and allowance for loan losses.

Noninterest income for the nine months ended September 30, 2005 was $721,891 compared to $550,018 for the nine months ended September 30, 2004. The increase was primarily the result of growth in mortgage loan origination fees from 2004 to 2005 and an increase in the cash surrender value of life insurance policies.

Total noninterest expense for the nine months ended September 30, 2005 was $2.4 million versus $2.1 million for the nine months ended September 30, 2004. Salaries and premises and equipment expenses increased 21.0% and 12.7%, respectively. Salary and benefit costs increased primarily as a result of additional personnel, including personnel for the new Powdersville branch, and annual performance increases. Premises and equipment, advertising, and supplies expenses increased primarily as a result of adding the new facility in Powdersville.

Net Interest Income

Net interest income, was $2.9 million for the nine months ended September 30, 2005. This compared to $2.3 million for the nine months ended September 30, 2004. The increase was mainly attributable to an increase in average loans and an increase in the weighted average interest rate on loans. Average earning assets for the nine months ended September 30, 2005 increased to $91.8 million from the $78.9 million reported for the nine months ended September 30, 2004. Average interest bearing liabilities increased $11.9 million to $80.6 million for the nine months ended September 30, 2005. The increase was spread among interest bearing transaction accounts, time deposits and FHLB advances.

For the nine months ended September 30, 2005 the average yield on earning assets was 6.46% while the average cost of interest-bearing liabilities was 2.48%. For the nine months ended September 30, 2004 the average yield on earning assets was 5.51% and the average cost of interest-bearing liabilities was 1.79%. The increase in the yield on earning assets and the cost of interest bearing liabilities is attributable to the higher overall interest rate environment. The net interest margin for the nine months ended September 30, 2005 was 4.28% compared to 3.94% for the nine months ended September 30, 2004. The increase in the net-interest margin is attributable to a change in the mix of the types of interest earning assets and the corresponding interest bearing liabilities in the Bank's balance sheet as well as an asset-sensitive balance sheet structure in an increasing rate environment. The Bank has increased loans receivable as a percentage of total earning assets in 2005 in comparison to 2004. Average loans comprised 82.8% of total average interest earning assets in 2005 compared to 79.8% in 2004, and comprised the largest component of the increase in interest income across the two periods compared. The average yield on interest earning assets increased 95 basis points from the 2004 period to the 2005 period. During the same period, the Bank was able to hold the increases in its cost of funds to only 69 basis points. The average rate paid on deposits in 2005 was 2.48% as compared to 1.86% in the first nine months of 2004. The Bank's advances from the FHLB also increased in cost from 1.33% in 2004 to 3.52% in 2005 as a result of lengthened maturities and rises in interest rates. Early in 2004 the Bank's advances were variable rate advances. At September 30, 2005 the Bank had several fixed rate amortizing and non-amortizing advances at various maturities.

The table below illustrates the average balances of interest earning assets and interest bearing liabilities and the resulting annualized yields and costs for the nine month periods ended September 30, 2005 and 2004.

                                                                September 30, 2005                       September 30, 2004
                                                                ------------------                       ------------------
                                                        Average      Interest      Average       Average      Interest      Average
                                                        Balance       Earned      Yield/Cost     Balance       Earned     Yield/Cost
                                                        -------       ------      ----------     -------       ------     ----------
Investments .......................................    $12,264,478   $  344,739     3.76%      $12,578,202    $  369,392     3.91%
Fed Funds Sold ....................................      3,520,458       75,824     2.88%        3,323,867        29,535     1.18%
Loans .............................................     76,000,877    4,016,347     7.07%       63,002,123     2,851,260     6.03%
                                                       -----------   ----------                -----------    ----------
  Total interest earning assets ...................     91,785,813    4,436,910     6.46%       78,904,192     3,250,187     5.49%
                                                       ===========   ----------                ===========    ----------

Interest bearing transaction
   accounts .......................................     13,235,240      100,284     1.01%       11,485,705        87,042     1.01%
Savings and money market ..........................     12,108,566      103,865     1.15%       15,234,397       114,521     1.00%
Time deposits .....................................     47,777,392    1,152,426     3.22%       33,618,189       640,788     2.54%
                                                       -----------   ----------                -----------    ----------
  Total interest bearing deposits .................     73,121,198    1,356,575     2.48%       60,338,291       842,351     1.86%
Customer repurchase agreements ....................      3,695,912       40,873     1.48%        5,875,817        50,408     1.14%
Advances from FHLB ................................      3,780,129       99,563     3.52%        2,394,161        23,840     1.33%
                                                       -----------   ----------                -----------    ----------
  Total interest bearing liabilities ..............    $80,597,239    1,497,011     2.48%      $68,608,269       916,599     1.78%
                                                       ===========   ----------                ===========    ----------

Net interest income ...............................                  $2,939,899                               $2,333,588
                                                                     ==========                               ==========
Interest rate spread ..............................                                 3.98%                                    3.71%
Interest margin ...................................                                 4.28%                                    3.94%

Balance Sheet Review

Overview

Total consolidated assets increased $7.9 million from $100.6 million at December 31, 2004 to $108.5 million at September 30, 2005. This increase resulted primarily from an increase in loans and property and equipment, partially offset by a decrease in cash and available for sale securities. Loans increased approximately $6.4 million during the first nine months and property and equipment increased $819,815, primarily due to costs associated with the Bank's new branch office.

As of September 30, 2005 the Company held securities available for sale of approximately $7.8 million. These securities are held primarily for liquidity purposes and for pledging against public deposits and accounts exceeding the Federal Deposit Insurance Corporation ("FDIC") insurance limits. As such, these securities are generally, but may not ultimately be, held until their maturity. As of September 30, 2005 these securities, many of which were purchased during the recent low interest rate environment, yield below market interest rates. As a result, many of these securities show unrealized losses when marked to market value at September 30, 2005. All of the securities in question have been issued by agencies of the US Government or municipal governments and have good bond ratings from various rating agencies. The Company currently has the ability and intent to hold these securities until their maturity at which time their full face value is expected to be realized. The average life of the portfolio of securities available for sale is 1.56 years. Based on the Company's intent and ability to hold these securities until maturity and based on their relative short average lives and good credit ratings, management believes that the unrealized losses in the available for sale portfolio are temporary.

At December 31, 2004, deposits were $82.5 million, customer repurchase agreements were $5.5 million and borrowings from the FHLB were $3.4 million. As of September 30, 2005 total deposits were $91.3 million, customer repurchase agreements were $3.1 million, and borrowings from the FHLB were $4.4 million. At December 31, 2004 the Bank had one customer with an unusually high short-term balance in his deposit and customer repurchase agreement accounts. Due to the short-term nature of these accounts, these balances were expected to change following year-end. During 2005 movements in interest rates and other market conditions also changed the composition and amounts of the Company's interest-bearing liabilities.

Management seeks to maintain sufficient cash and other forms of liquidity to meet both anticipated and unanticipated cash outflows and a balance sheet mix that effectively utilizes the Company's earning assets. Cash and cash equivalents amounted to $8.7 million at September 30, 2005 and $7.1 million at December 31, 2004.

Loans

Commercial and industrial loans made up approximately 19.0% of the total loan portfolio as of September 30, 2005, totaling $15.6 million, compared to $13.3 million or 17.8% at December 31, 2004. Loans secured by real estate for construction and land development totaled $19.6 million or 24.0% of the total loan portfolio as of September 30, 2005 compared to $16.0 million or 21.3% of the portfolio at December 31, 2004. Nonresidential, nonfarm real estate loans totaled $24.5 million or 30.0% of the portfolio, while all other loans secured by real estate totaled $19.8 million or 24.2% of the total loan portfolio as of September 30, 2005. As of December 31, 2004 nonfarm, nonresidential real estate loans were $23.2 million or 30.9% of the portfolio and all other loans secured by real estate were $19.7 million or 26.2% of the portfolio. Installment loans and other consumer loans to individuals comprised $2.3 million or 2.8% of the total loan portfolio as of September 30, 2005, compared to $2.7 million or 3.5% of the portfolio as of December 31, 2004. As of September 30, 2005, the Bank had $46.8 million of loans, or 57.4% of the loan portfolio, at variable rates of interest. Of the remaining loans in the portfolio, approximately $11.2 million mature within one year.

The allowance for loan losses was 1.23% of gross loans as of September 30, 2005 compared to 1.22% as of December 31, 2004. Management evaluates the adequacy of the allowance for loan losses based on various factors including a periodic and regular evaluation of loans in the portfolio, delinquency trends, overall risk characteristics of the various segments of the portfolio, prevailing and anticipated economic conditions, industry statistics, and other factors. Based on information available as of September 30, 2005, in Management's opinion, the allowance for loan losses is adequate as of September 30, 2005. At September 30, 2005, the Company had no loans that were 90 days or more past due or non-accruing.

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of liabilities. The Company manages both assets and liabilities to achieve appropriate levels of liquidity. Cash and short-term investments are the Company's primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. The investment portfolio is the Company's principal source of secondary asset liquidity. However, the availability of this source of funds is influenced by market conditions. Individual and commercial deposits and borrowings are the Company's primary source of funds for credit activities. The Company has lines of credit with unrelated banks and with the FHLB of Atlanta. The bank lines total $4.4 million and are available on a one to fourteen day basis for general corporate purposes of the Bank. The FHLB line is based on the availability of eligible collateral with a maximum borrowing capacity of 10% of Bank assets. The Bank currently has $4.4 million borrowed under the FHLB line. Management believes that the Company's liquidity sources are adequate to meet its operating needs.

Off Balance Sheet Risk

Through the operations of the Bank, the Company has contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank's customers at predetermined interest rates for a specified period of time. Commitments are subject to various conditions which are expected to reduce the credit risk to the Company. At September 30, 2005, the Bank had issued commitments to extend credit of $19.6 million through various types of lending arrangements. Of that amount, approximately $14.5 million was undisbursed amounts of closed-end loans, $923,467 related to unused overdraft protection, and approximately $5.1 million was related to lines of credit. The Bank's management evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by management upon extension of credit, is based on a credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial or residential real estate. Management manages the credit risk on these commitments by subjecting them to normal underwriting and risk management processes. The Bank also had standby letters of credit outstanding of approximately $831,000 at September 30, 2005. An immaterial amount of fees were collected related to these commitments and letters of credit during the quarter ended September 30, 2005.

Historically many of these commitments and letters of credit expire unused, and the total amount committed as of September 30, 2005 is not necessarily expected to be funded.

Capital Resources

The capital base for the Company increased by $710,369 for the first nine months of 2005, due to net income, partially off-set by an unrealized loss on investment securities and cash paid in lieu of fractional shares for the Company's stock dividend. The Company's equity to asset ratio was 8.7% as of September 30, 2005 and December 31, 2004. The Company expects to continue to leverage its capital as the Bank grows. The Company has commenced a public offering of up to 445,000 shares of its common stock at a price of $13.50 per share. The offering will terminate on December 31, 2005, unless extended to no later than January 15, 2006. The net proceeds of this offering will be used to support the Company's continued growth. As of November 9, 2005 approximately 41% of the shares have been sold.

The FDIC has established guidelines for capital requirements for banks. As of September 30, 2005, the Bank is considered well capitalized based on the capital requirement levels that are to be maintained according to FDIC guidelines.

                                 Capital Ratios

                                                                                                    Adequately
                                                                         Well Capitalized           Capitalized
                                                     Actual                Requirement              Requirement
                                                     ------                -----------              -----------
                                               Amount       Ratio       Amount      Ratio       Amount       Ratio
                                               ------       -----       ------      -----       ------       -----
Total capital to risk weighted assets .....    $9,717        10.9%      $8,884       10.0%       $7,107        8.0%
Tier 1 capital to risk weighted assets ....    $8,711         9.8%      $5,330        6.0%       $3,553        4.0%
Tier 1 capital to average assets ..........    $8,711         8.4%      $5,199        5.0%       $4,159        4.0%

As of April 12, 2005, the Company's Board of Directors declared a 10% stock dividend to shareholders of record on May 10, 2005 payable on May 27, 2005. 106,282 shares were issued as a result of the dividend. All per share amounts have been restated to reflect the dividend. The dividend has also been reflected in the accompanying Consolidated Statement of Shareholders' Equity for the nine months ended September 30, 2005.

The  Company  has  two  stock-based   compensation   plans.   See  "Stock  Based
Compensation" in the notes to the Unaudited Consolidated Financial Statements above for more information.

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

ITEM 3.

Controls And Procedures

         Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of the Company's disclosure controls and procedures (as defined in 17 C.F.R. Section 240.13a-15(e) or 240.15d-15(e)), the Company's chief executive officer and chief financial officer concluded that such controls and procedures, as of the end of the period covered by this report, were effective.

         There has been no significant change in the Company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information

ITEM 6.     Exhibits

Exhibits:

31-1     Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer

31-2     Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer

32       18 U.S.C. Section 1350 Certifications

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      CORNERSTONE BANCORP
                                      (Registrant)



                                      s/J. Rodger Anthony
Date:    November 10, 2005         By:------------------------------------------
                                        J. Rodger Anthony
                                        Chief Executive Officer



                                      s/Jennifer M. Champagne
Date:    November 10, 2005         By:------------------------------------------
                                       Jennifer M. Champagne
                                       Senior Vice President and Chief Financial
                                       Officer (Principal financial officer)

                                    Exhibits

31-1     Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer

31-2     Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer

32       18 U.S.C. Section 1350 Certifications