Form 10KSB
period 2005-12-31
CORNERSTONE BANCORP/SC
filed 2006-03-29
CIK 1087455

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005                File Number 333-79543

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

         Check  whether the issuer is not required to file  reports  pursuant to
Section 13 or 15(d) of the Exchange Act.  [ ]

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ] (Not Applicable)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]  No  [ ]

         The issuer's revenues for its most recent fiscal year were $7,254,063.

         The aggregate market value of the voting Common Stock held by non-affiliates on March 1, 2006, was approximately $13,270,298. The issuer has no non-voting common equity outstanding. As of March 1, 2006, there were 1,615,938 shares of the Registrant's Common Stock, no par value, outstanding. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's 2005 Annual Report to Shareholders are incorporated by reference into Part II of this Form 10-KSB
--------------------------------------------------------------------------------

Transitional Small Business Disclosure Format (check one):
Yes [ ]  No [X]

                          10-KSB CROSS REFERENCE INDEX

                                   Part I Page
Item 1   Description of Business.............................................  2
Item 2   Description of Property............................................. 10
Item 3   Legal Proceedings .................................................. 10
Item 4   Submission of Matters to a Vote of Security Holders................. 10
                           Part II
Item 5   Market for Common Equity and Related Stockholder Matters ........... 10
Item 6   Management's Discussion and Analysis or Plan of Operation........... 11
Item 7   Financial Statements................................................ 11
Item 8   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................... 11
Item 8A                  Controls and Procedures............................. 12
Item 8B  Other Information................................................... 12
                                    Part III
Item 9   Directors and Executive Officers, Promoters and Control
              Persons; Compliance with Section 16(a) of the Exchange Act..... 12
Item 10  Executive Compensation.............................................. 13
Item 11  Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters..................... 16
Item 12  Certain Relationships and Related Transactions...................... 17
                                     Part IV
Item 13  Exhibits............................................................ 18
Item 14  Principal Accountant Fees and Services.............................. 18

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

     o    failure of our customers to repay loans;

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


                                     PART I

Item 1.  Description of Business.

General

         Cornerstone Bancorp (the "Company") is a South Carolina corporation incorporated in 1999. The Company is a bank holding company with no operations other than those carried on by its wholly owned subsidiary, Cornerstone National Bank (the "Bank"). The Bank was organized in 1999 and conducts a general banking business under a national bank charter granted by the Office of the Comptroller of the Currency of the United States (the "OCC") pursuant to the National Bank

Act. The Bank conducts its activities from its main office in Easley, South Carolina, which opened in September, 1999, and from a branch office located in the Berea area of Greenville, South Carolina, which opened in August, 2002, and from a branch office in the Powdersville/Piedmont area of Anderson, South Carolina, which opened in July 2005. In 2004, our bank established a wholly owned subsidiary, Crescent Financial Services, Inc. ("Crescent"), which is an insurance agency.

         The Bank's primary market areas are the city of Easley, South Carolina and the immediately surrounding areas of Pickens County, the Berea area of Greenville County, and the Powdersville and Piedmont areas of Anderson County, and contiguous areas. Pickens County and four neighboring counties make up the Greenville-Spartanburg-Anderson, South Carolina Metropolitan Statistical Area (the "Greenville MSA").

         The Bank's business primarily consists of accepting deposits and making loans. The Bank seeks deposit accounts from households and businesses in its primary market areas by offering a full range of savings accounts, retirement accounts, checking accounts, money market accounts, and time certificates of deposit. It also makes commercial, real estate and installment loans, primarily on a secured basis, to borrowers in the Upstate area of South Carolina and makes other authorized investments. The Bank offers both in-house and brokered conventional residential mortgage loans. Brokered loans are funded by a third party investor. The Bank does not hold any loans for sale.

         As of December 31, 2005, the Bank employed 37 people.

Competition

         South Carolina law permits statewide branching by banks and savings and loan associations. Consequently, many financial institutions have branches located in several communities. Currently, in addition to the Bank, 11 commercial banks and 1 savings institution operate branches in Pickens County, 22 commercial banks and 3 savings institutions operate branches in Greenville County, and 15 commercial banks operate branches in Anderson County. The principal areas and methods of competition in the banking industry are the services offered, pricing of those services, the convenience and availability of the services, and the degree of expertise and personal manner with which those services are offered.

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

                              SERVICES OF THE BANK

Deposits

         The Bank offers the full range of deposit services typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, retirement accounts (including Individual Retirement Accounts), and savings and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to the principal market area at rates competitive with those offered in the area. All deposit accounts are insured by the Federal Deposit Insurance Corporation ("FDIC") up to the maximum amount permitted by law. The Bank solicits these accounts from individuals, businesses, associations and organizations, and government authorities. Although the Bank intends to be competitive in its efforts to attract deposit accounts, it does not aggressively seek jumbo certificates of deposit (certificates in amounts greater than $100,000).

Lending Activities

         The Bank offers a range of lending services, including, commercial loans, consumer loans, and real estate mortgage loans. To address the risks inherent in making loans, management maintains an allowance for loan losses based on, among other things, an evaluation of the Bank's loan loss experience, management's experience at other financial institutions in the market area, the amount of and trends in past due and nonperforming loans, current and anticipated economic changes and the values of loan collateral. Based upon such factors, management makes various assumptions and judgments about the ultimate collectibility of the loan portfolio and provides an allowance for potential loan losses based upon a percentage of the outstanding balances and specific loans. However, because there are certain risks that cannot be precisely quantified, management's judgment of the allowance is necessarily approximate and imprecise. The adequacy and methodology of the allowance for loan losses is also subject to regulatory examination.

Real Estate Loans

         One of the primary components of the Bank's loan portfolio is loans secured by first or second mortgages on residential and commercial real estate. These loans generally consist of short to mid-term commercial real estate loans, construction and development loans and residential real estate loans (including home equity and second mortgage loans). Interest rates may be fixed or adjustable and the Bank frequently charges an origination fee. The Bank seeks to manage credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 80%. In addition, the Bank generally requires personal guarantees of the principal owners of the property. The loan-to-value ratio for first and second mortgage loans and for construction loans generally does not exceed 80%. In an effort to control interest rate risk, long term residential mortgages are underwritten and funded by, and closed in the name of, third party investors.

         The principal economic risk associated with all loans, including real estate loans, is the creditworthiness of the Bank's borrowers. The ability of a borrower to repay a real estate loan depends upon a number of economic factors, including employment levels and fluctuations in the value of real estate. In the case of a real estate construction loan, there is generally no income from the underlying property during the construction period, and the developer's personal obligations under the loan are typically limited. In the case of a real estate purchase loan, the borrower may be unable to repay the loan at the end of the loan term and thus may be forced to refinance the loan at a higher interest rate, or, in certain cases, the borrower may default as a result of its inability to refinance the loan. Each of these factors increases the risk of nonpayment by the borrower.

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

         The risks associated with commercial loans vary with many economic factors, including the economy in the Bank's market areas. The well-established banks in the Bank's market areas make proportionately more loans to medium- to large-sized businesses than the Bank makes. Many of the Bank's commercial loans are made to small- to medium-sized businesses, which are typically smaller, have shorter operating histories, and less sophisticated record keeping systems than larger entities. As a result, these smaller entities may be less able to withstand adverse competitive, economic and financial conditions than larger borrowers. In addition, because payments on loans secured by commercial property generally depend to a large degree on the results of operations and management of the properties, repayment of such loans may be subject, to a greater extent than other loans, to adverse conditions in the real estate market or the economy.

Consumer Loans

         The Bank makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans, home equity loans and lines of credit and unsecured revolving lines of credit. The secured installment and term loans to consumers generally consist of loans to purchase automobiles, boats, recreational vehicles, mobile homes and household furnishings, with the collateral for each loan being the purchased property. The underwriting criteria for home equity loans and lines of credit are generally the same as applied by the Bank when making a first mortgage loan, as described above, and home equity lines of credit typically expire 15 years or less after origination, unless renewed or extended.

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

Other Services

         The Bank participates in a regional network of automated teller machines that may be used by Bank customers in major cities throughout the Southeast. The Bank offers both VISA and MasterCard brands of bankcards together with related lines of credit. The lines of credit may be used for overdraft protection as well as pre-authorized credit for personal purchases and expenses. The Bank also provides travelers checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts, but does not currently provide international or trust banking services, other than foreign currency exchange through a correspondent bank. The Bank offers an Internet banking product accessible via the Bank's custom website at www.cornerstonenationalbank.com. The interactive banking product includes an electronic bill payment service that allows customers to make scheduled and/or recurring bill payments electronically. Credit cards are underwritten and funded by a third party provider. The Bank also offers merchant and other business related services to its commercial customers. The Bank also has a residential mortgage loan department with a highly experienced staff qualified to make virtually any type of residential mortgage loan.

Asset and Liability Management

         The Bank's primary earning assets consist of the loan portfolio and investment portfolio. Management generally makes efforts to match maturities and rates of loans and the investment portfolio with those of deposits, although exact matching is not possible. The majority of the Bank's securities investments are in marketable obligations of the United States government, federal agencies and state and municipal governments, generally with varied maturities.

         Long-term loans are priced primarily to be interest-rate sensitive with only a small portion of the Bank's portfolio of long-term loans at fixed rates. Such fixed-rate loans generally do not have maturities longer than fifteen years, except in exceptional cases.

         Deposit accounts represent the majority of the Bank's liabilities. These include transaction accounts, savings and money market accounts and certificates of deposit. The maturities or repricing horizons of the majority of interest-sensitive accounts are 12 months or less.

Additional Information

         For additional information about the business of the Company and the Bank, see Item 6-"Management's Discussion and Analysis or Plan of Operation."

Offices
         The Company's and Bank's main office is located at 1670 East Main Street in Easley, South Carolina. The Bank also maintains full-service branch locations at 45 Farrs Bridge Road in the Berea area of Greenville, South Carolina and at 11000 Anderson Highway in the Powdersville area of Piedmont, South Carolina. The Company owns all of these properties and believes they are well-suited to the banking business.


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

         The Bank exceeded all applicable capital requirements at December 31, 2005. The Company is not currently subject to separate capital requirements because the Federal Reserve applies its guidelines on a bank-only basis for bank holding companies with less than $150 million in consolidated assets.

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

FDIC Insurance Assessments

         Because the Bank's deposits are insured by the BIF, the Bank is subject to insurance assessments imposed by the FDIC. Currently, the assessments imposed on all FDIC deposits for deposit insurance have an effective rate ranging from 0 to 27 basis points per $100 of insured deposits, depending on the institution's capital position and other supervisory factors. In addition, the Bank is subject to an assessment to pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation ("FICO"). The FICO assessment is adjusted quarterly to reflect changes in the assessment bases of the respective funds based on quarterly Call Report and Thrift Financial Report submissions. The Federal Deposit Insurance Reform Act of 2005 will change the manner and amount of insurance assessments beginning in 2006. The changes are not expected to have a material effect on the Bank in 2006.

Regulation of the Bank

         The Bank is subject to the National Bank Act and the regulations of the OCC as well as to examination by the OCC. The Bank is also subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, consumer credit laws and laws relating to branch banking. The Bank's loan operations are subject to certain federal consumer credit laws and regulations promulgated thereunder, including, but not limited to: the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers; the Home Mortgage Disclosure Act, requiring financial institutions to provide certain information concerning their mortgage lending; the Equal Credit Opportunity Act and the Fair Housing Act, prohibiting discrimination on the basis of certain prohibited factors in extending credit; and the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies. The deposit operations of the Bank are subject to the Truth in Savings Act, requiring certain disclosures about rates paid on savings accounts; the Expedited Funds Availability Act, which deals with disclosure of the availability of funds deposited in accounts and the collection and return of checks by banks; the Right to Financial Privacy Act, which imposes a duty to maintain certain confidentiality of consumer financial records, and the Electronic Funds Transfer Act and regulations promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services. The Bank is also subject to the Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies; the Bank Secrecy Act, dealing with, among other things, the reporting of certain currency transactions; and the USA Patriot Act dealing with, among other things, requiring the establishment of anti-money laundering programs, including standards for verifying customer information at account opening.

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

         A bank that is "undercapitalized"  becomes subject to provisions of the
FDIA: restricting payment of capital distributions and management fees; requiring the FDIC to monitor the condition of the bank; requiring submission by the bank of a capital restoration plan; prohibiting the acceptance of employee benefit plan deposits; restricting the growth of the bank's assets and requiring prior approval of certain expansion proposals. A bank that is "significantly undercapitalized" is also subject to restrictions on compensation paid to senior management of the bank, and a bank that is "critically undercapitalized" is further subject to restrictions on the activities of the bank and restrictions on payments of subordinated debt of the bank. The purpose of these provisions is to require banks with less than adequate capital to act quickly to restore their capital and to have the FDIC move promptly to take over banks that are unwilling or unable to take such steps.

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

Item 2.  Description of Property.

         The Company owns 1.83 acres of land at 1670 East Main Street in Easley, South Carolina where its main office is located. The Company also owns 6.772 acres of land at 45 Farrs Bridge Road in the Berea area of Greenville, South Carolina where a branch office is located and one acre of land at 11000 Anderson Road in the Powdersville area of Piedmont, South Carolina where another branch is located. A portion of the land in the Greenville parcel is currently under contract for sale.

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

Item 4.  Submission of Matters to Vote of Security Holders.

         No matters were submitted to a vote of security holders during the fourth quarter of 2005.

                                     PART II

Item 5.  Market for Common Equity and  Related Stockholder Matters

         Although the common stock of the Company may be traded from time to time on an individual basis, no established trading market has developed and none is expected to develop in the foreseeable future. The common stock is not listed on any exchange nor is it traded on the NASDAQ National Market System, nor are there any market makers known to management. In the fourth quarter of 2005 and through January 15, 2006, the Company offered 445,000 shares of its common stock in a secondary offering. All of the shares were sold at $13.50 per share.

         As of March 1, 2006, there were approximately 650 holders of record of the Company's common stock, excluding individual participants in security position listings.

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

         The Company has not in the past year sold any securities that were not registered under the Securities Act of 1933.

         No disclosure is required pursuant to Item 703 of Regulation S-B because the Company does not have a class of equity securities registered under
Section 12 of the Securities Exchange Act of 1934.


Item 6.  Management's Discussion and Analysis or Plan of Operation.

         The information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 3 through 20 of the Company's Annual Report to Shareholders for the year ended December 31, 2005 is incorporated herein by reference.

Item 7.  Financial Statements.

         The Consolidated Financial Statements and notes thereto and Report of Independent Registered Public Accounting Firm contained on pages 21 through 42 of the Company's Annual Report to Shareholders for the year ended December 31, 2005 are incorporated herein by reference.

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

         No disclosure is required under 17 C.F.R. Section 228.308(a) or (b). There has been no change in the Company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting

Item 8B.  Other Information

         No information was required to be disclosed in a report on Form 8-K during the fourth quarter of 2005 that was not disclosed.
                                    PART III

Item 9.  Directors,   Executive   Officers,   Promoters  and  Control   Persons;
         Compliance With Section 16(a) of the Exchange Act.

Directors and Nominees

         The table shows, as to each director and nominee for election at the 2006 annual meeting of shareholders, his or her name, age, positions held with the Company and principal occupation for the past five years and the period during which he served as a director of the Company. Directors of the Company serve until the annual meeting of shareholders for the year indicated or until their successors are elected and qualify.

Name                           Age                      Principal Occupation                           Director Since
----                           ---                      --------------------                           --------------

         Nominees for the Board of Directors whose terms of office will continue until the Annual Meeting of Shareholders of the Company in 2006 are:

Joe E. Hooper                  67    President, Pride Mechanical and Fabrication Company, Inc.              1999

Robert R. Spearman             66    Surveyor/Retired                                                       1999

John M. Warren, Jr., M.D.      56    Physician, Easley OB-GYN Associates, P.A.                              1999

George I. Wike, Jr.            61    Investor; retired Optometrist                                          1999

         Nominee for the Board of Directors whose term of office will continue until the Annual Meeting of Shareholders in 2008:

Jennifer M. Champagne          38    Senior Vice President and Chief Financial Officer of the
                                     Company since October 2002; Senior Manager, Elliott Davis,
                                     LLC (registered public accounting firm) from August 2000
                                     to October 2002; certified public accountant

         Members of the Board of Directors whose terms of office continue until the Annual Meeting of Shareholders of the Company in 2008 are:

Ben L. Garvin                  61    President of Cornerstone National Bank since 2001;                     2001
                                     Secretary and Treasurer of the Company since 2003; Senior
               Vice President of Central Carolina Bank, 1983-2001

J. Bruce Gaston                49    Gaston and Gaston, C.P.A.'s, P.A.                                      1999



S. Ervin Hendricks, Jr.        63    President and Co-owner, Nu-Life Environmental, Inc.,                   1999
                                     Easley, SC; President and Owner of Advance Machine Works
                                     since 1995.

         Members of the Board of Directors whose terms of office continue until the Annual Meeting of Shareholders of the Company in 2007 are:

J. Rodger Anthony              60    President and Chief Executive Officer of the Company since             1999
                                     1999; Chairman and Chief Executive Officer of the Bank
                                     since 1999; Chief Executive Officer, First National Bank
                                     of Pickens County, Easley, SC, 1996 to 1998

Walter L. Brooks               78    President, G&B Enterprises, Liberty, SC (egg production)               1999

T. Edward Childress, III       60    Registered pharmacist and long-term care facility owner;               1999
                                     Shareholder of Health Management Resources, Inc.; Chairman
                                     Cornerstone Bancorp since 1999

         None of the principal executive officers nor any director nominees are related by blood, marriage or adoption in the degree of first cousin or closer.

Executive Officers

         The executive officers of the Company are J. Rodger Anthony, President and Chief Executive Officer and Jennifer M. Champagne, Chief Financial Officer. The age and business experience of Mr. Anthony and Mrs. Champagne are set forth above under "-Directors and Nominees." None of the principal executive officers or any directors are related by blood, marriage or adoption in the degree of first cousin or closer.

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

Item 10. Executive Compensation.

The following table sets forth the remuneration paid during the years ended December 31, 2005, 2004 and 2003 to the President and Chief Executive Officer of the Company, to the President of the Bank and to the Senior Vice President and Chief Financial Officer of the Company. No other principal officer of the Company or the Bank was paid remuneration in excess of $100,000.

                           SUMMARY COMPENSATION TABLE

                                                Annual Compensation (1)           Long Term Compensation
                                                -----------------------           ----------------------
                                                                               Number of
                                                                              Securities
                                                                              Underlying
                                                                                Options           All Other
Name and Principal Position            Year     Salary         Bonus            Awarded        Compensation (2)
---------------------------            ----     ------         -----            -------        ----------------
J. Rodger Anthony, President and       2005     $142,000     $ 16,293           2,640              $ 4,260
Chief Executive Officer                2004     $135,200     $      -           2,904              $ 4,056
                                       2003     $130,000     $  5,592               -              $ 4,027

Ben L. Garvin, President               2005     $119,250     $ 13,682           2,640              $ 3,577
Cornerstone National Bank              2004     $113,500     $      -           2,904              $ 3,407
                                       2003     $109,200     $  4,697               -              $ 3,383

Jennifer M. Champagne, Senior          2005     $100,000     $ 11,474           1,320              $ 3,000
Vice President and Chief               2004     $ 92,000     $                  1,452              $ 2,760
Financial Officer                      2003     $ 85,000     $  3,656               -              $ 2,636

---------------------
(1) Perquisites and personal benefits did not exceed the lesser of $50,000 or 10% of salary plus bonus payments.
(2) Contributions by the Bank to the Bank's Simple IRA Plan on behalf of Mr. Anthony, Mr. Garvin and Ms. Champagne.

                            ORGANIZERS' STOCK OPTIONS

         On  December  14,  1999,  the Board of  Directors  of the  Company,  in
consideration of the time and efforts of the directors of the Company in organizing the Company and its subsidiary bank and each director's personally guaranteeing a portion of the organizational expenses, granted options to each director to purchase up to 4,000 shares of the common stock of the Company for a purchase price of $10.00 per share, which was the price at which the common stock was sold to the public in 1999. The options became exercisable for each director one-third each year beginning on December 14, 2000 and expire on December 14, 2009, unless they terminate sooner as the result of the director's ceasing to be a director of the Company, in which case the options expire six months after the holder ceases to be a director. As described in Note 17 to the Consolidated Financial Statements of the Company, the Company's Board of Directors declared 10 percent stock dividends to shareholders of record on May 10, 2005, May 11, 2004, March 17, 2003 and April 30, 2002. The Company's stock option agreements provide for appropriate adjustments of the number of outstanding stock options in the event of stock dividends and other similar stock transactions. The agreements also provide for the aggregate consideration to be paid upon exercise of the options to be proportionately adjusted following a stock dividend. Therefore, at December 31, 2005, each of the organizing directors held adjusted options to purchase 5,856 shares with an exercise price of $6.83 per share.

                             2003 STOCK OPTION PLAN

         In 2003 shareholders of the Company approved a stock option plan for the benefit of employees and directors of the Company ("the 2003 Plan"). The 2003 Plan reserved 125,000 shares of common stock for issuance upon exercise of options. During 2005 options to purchase 18,000 shares of common stock were granted under the 2003 Plan. These options vest over a three year period and are exercisable for a period of ten years at the estimated fair market value on the date of grant, which was $13.00 per share. On December 20, 2005, in anticipation of adoption of SFAS 123(R), the Board of Directors voted to vest all of the options granted in 2005. The Board of Directors declared 10% stock dividends in May 2005 and 2004, which increased the number of shares reserved for issuance under the 2003 Plan to 151,250, increased the number of shares subject to outstanding options under the 2003 Plan to 41,580 shares, and reduced the weighted average purchase price to $11.04 per share, all in accordance with the provisions of the 2003 Plan.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                   Number of
                                   Securities        % of Total Options
                               Underlying Options   Granted to Employees
            Name                    Granted                in 2005            Exercise Price       Expiration Date
            ----                    -------                -------            --------------       ---------------
J. Rodger Anthony                    2,640                  28.6%                 $11.82               1/4/2015
Ben L. Garvin                        2,640                  28.6%                 $11.82               1/4/2015
Jennifer M. Champagne                1,320                  14.3%                 $11.82               1/4/2015

         On December 20, 2005, the Board of Directors voted to vest the above options. They are exercisable for ten years from the date of grant. All have been adjusted to reflect the 2005 10% stock dividend.


          OPTION EXERCISES AND YEAR END OPTIONS OUTSTANDING AND VALUES

         The following table presents information about options held by the persons named in the Summary Compensation Table at December 31, 2005. No options were exercised by such persons in 2005.

                                                             Number of Securities                  Value of Unexercised
                                                            Underlying Unexercised                     In-the-Money
                                                               Options 12/31/05                    Options 12/31/03(1)
                                                               ----------------                    -------------------
Name                                                     Exercisable        Unexercisable     Exercisable      Unexercisable
                                                         -----------        -------------     -----------      -------------

J. Rodger Anthony                                           11,400                -             $ 52,703             -
Ben L. Garvin                                               5,544                 -             $ 13,644             -
Jennifer M. Champagne                                       2,772                 -             $  6,822             -

---------------
(1) Based on exercise prices of $6.83 per share for the 1999 Organizers Plan and $10.33 and $11.82 for 2004 and 2005 grants, respectively, under the 2003 Plan and assuming that the fair market value of the Company's common stock on December 31, 2005 was $13.50 per share, which is the price at which the Company's common stock was sold in a public offering during late 2005 and early 2006. The numbers of shares subject to options and the exercise prices have been adjusted to reflect 10% stock dividends issued in each of 2005 and 2004.

Change of Control Agreements

         The Company has entered into Change of Control Agreements with J. Rodger Anthony, its President and Chief Executive Officer, Ben L. Garvin, President of the Bank and Corporate Secretary of the Company, and Jennifer M. Champagne, Senior Vice President and Chief Financial Officer of the Company (each referred to as an "Executive"). The agreements provide that, if there is a "change of control" of the Company within five years of the date of the agreements, and the Executive terminates his employment with the Company or the Company terminates his employment within six months of such change of control, the Executive will be entitled to a lump sum payment equal to a multiple of his annual salary in effect at the date of termination. The agreements automatically renew each year unless, 30 days prior to an annual anniversary date, notice is given by the Company that the agreements will not renew. A "change of control" is deemed to occur under the agreements if either (i) voting control of the Company is acquired, directly or indirectly, by any person or group acting in concert, (ii) the Company is merged with or into any other entity and the Company is not the surviving entity of the merger, (iii) voting control of any subsidiary of the Company by which subsidiary Executive is principally employed is acquired, directly or indirectly, by any person or group acting in concert, or (iv) any subsidiary of the Company by which Executive is principally employed is merged with or into another entity which is not also a subsidiary of the Company and such subsidiary is not the surviving entity of the merger.

         The foregoing is merely a summary of the Change of Control Agreements and is not intended to create any rights in any person, and is qualified in its entirety by reference to such agreements.

Compensation of Directors

         Directors are not paid for service as directors of the Company. However, the directors of the Company also serve as directors of the Bank and receive fees for meetings of the Bank Board of Directors and committee meetings of the Bank Board. The Bank paid directors $500 per board meeting in 2005, except Mr. Childress, who was paid $600 per board meeting due to his additional duties as Chairman of the Company's board. Non-management Directors were paid $100 for each committee meeting attended in person and $25 for each committee meeting attended by telephone. Total director fees were $69,175 in 2005. For 2006, the Board of Directors has increased monthly directors' fees to $700 per meeting. Committee fees remain at $100 per meeting attended in person and $25 per meeting attended by telephone. See also "Organizers Stock Options" above for information about stock options granted to the Company's original directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         The number of shares owned and the percentage of outstanding common stock such number represents at March 1, 2006, for all directors and executive officers of the Company and for all persons who are currently beneficial owners of 5% or more of the Company's common stock is set forth below.

Name (and Address of 5% Owners)                       Number of Shares                   % of Outstanding
                                                  Beneficially Owned (1)(2)                Common Stock
-------------------------------------------    --------------------------------   -------------------------------
J. Rodger Anthony (3)                                       69,373                             4.07%
Walter L. Brooks (4)                                        21,082                             1.30
Jennifer M. Champagne                                        5,137                              .32
T. Edward Childress, III                                   155,435                             9.62
    100 McAlister Lake Drive
    Easley, South Carolina 29642
Ben L. Garvin                                               34,457                             2.13
J. Bruce Gaston                                             40,589                             2.51
S. Ervin Hendricks, Jr.                                     50,354                             3.12
Joe E. Hooper                                               59,871                             3.71
Robert R. Spearman                                          13,020                              .81
John M. Warren, Jr., M.D.                                   28,200                             1.75
George I. Wike, Jr. (5)                                    155,435                             9.62
    PO Box 98
    Tigerville, SC
All directors and executive                               ________
officers as a group (11 persons)                           632,953                            39.17%

--------------------
(1) Includes for each individual, except Mr. Garvin and Ms. Champagne, 5,856 vested stock options that are currently exercisable. Options that are neither currently exercisable nor exercisable within 60 days are omitted.
(2) In addition to options noted above, includes 2,772 options that are currently exercisable granted under the 2003 option plan for each individual, except Mr. Garvin and Mr. Anthony, who each have 5,544 exercisable options included above under the 2003 Plan.
(3)  Includes 4,050 shares owned by Mr. Anthony's wife.
(4) Includes 9,320 shares owned by a partnership in which Mr. Brooks is a partner. Also includes 2,549 shares owned by Mr. Brooks' wife.
(5)  Includes 2,549 shares owned by Mr. Wike's wife.

Except as otherwise indicated, to the knowledge of management, all shares are owned directly with sole voting power.

                      Equity Compensation Plan Information

         The following table sets forth information as of December 31, 2005 about all of the Company's compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

                            Number of securities                                      Number of securities remaining
                             to be issued upon            Weighted-average            available for future issuance
                                exercise of               exercise price of          under equity compensation plans
                            outstanding options,        outstanding options,         (excluding securities reflected
Plan Category               warrants and rights          warrants and rights                  in column (a))
-------------------------- ----------------------- --- ------------------------ --- -----------------------------------
                                    (a)                          (b)                              (c)
Equity compensation
plans approved by
security holders                   41,580                      $10.55                            109,670

Equity compensation
plans not approved by
security holders                   52,707                      $ 6.83                                  -
                           -----------------------                                  -----------------------------------

Total                              94,287                      $ 8.68                            109,670
                           =======================                                  ===================================


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

Item 12. Certain Relationships and Related Transactions.

         Extensions of Credit. The Bank, in the ordinary course of its business, makes loans to and has other transactions with directors, officers, principal shareholders, and their associates. Loans are made on substantially the same terms, including rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectibility or present other unfavorable features. The Bank expects to continue to enter into transactions in the ordinary course of business on similar terms with directors, officers, principal stockholders, and their associates. The aggregate dollar amount of such loans outstanding at December 31, 2005 was $6.3 million. During 2005, $4.4 million of new loans were made and repayments totaled $2.6 million.

     Organizers Options. See the discussion in Item 10 under the caption "ORGANIZERS' STOCK OPTIONS."

Item 13. Exhibits

(a)      Description of Exhibits.

Exhibit No.              Description
3.1                      Articles of Incorporation of Registrant (1)
3.2                      Bylaws of Registrant (1)
10                       Form of Change Of Control Agreements between the Company and each of
                         Ben L. Garvin and J. Rodger Anthony (2)
10.1                     Form of Organizers Option Agreements (3)
10.2                     Cornerstone Bancorp 2003 Stock Option Plan (4)
10.3                     Information about increases in director fees and executive  compensation
                         (Incorporated by reference to Form 8-K filed February 17, 2005)
10.4                     Change  of  Control  Agreement  between  the  Company  and  Jennifer  M.
                         Champagne
13                       Portions  of  2005  Annual  Report  to   Shareholders   incorporated  by
                         reference into this Form 10-KSB
21                       Subsidiaries of Registrant
31-1                     Rule 15d-14(a) Certifications
31-2                     Rule 15d-14(a) Certifications
32                       Section 1350 Certifications

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

Item 14.  Principal Accountant Fees and Services

                  Set forth below is information about fees billed by the Company's independent auditors for audit services rendered in connection with the consolidated financial statements and reports for the years ended December 31, 2005 and 2004, and for other services rendered during such years, on behalf of the Company and the Bank, as well as all out-of-pocket expenses incurred in connection with these services, which have been billed to the Company.

         (1)  Audit Fees

                  Audit fees include fees billed for professional services rendered for the audit of the Company's consolidated financial statements and review of the interim condensed consolidated financial statements included in quarterly reports, and services that are normally provided by the Company's independent auditor in connection with statutory and regulatory filings or engagements, and attest services, except those not required by statute or regulation. For the years ended December 31, 2004 and 2005, respectively, Elliott Davis, LLC billed, or expects to bill, the Company an aggregate of $26,240 and $27,600 for audit fees.

         (2)  Audit-Related Fees

                  Audit-related fees include fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees". Elliott Davis, LLC did not bill the Company for audit-related fees in 2005 or 2004.

         (3)  Tax Fees

                  Tax fees include fees for tax compliance/preparation and other tax services. Tax compliance/preparation include fees billed for professional services related to federal, state and international tax compliance. Other tax services include fees billed for filing of Form 5500 for the Company's Section 125 Flexible Spending Account benefit plan. For each of the years ended December 31, 2004 and 2005 Elliott Davis, LLC billed the Company an aggregate of $3,605 and $3,200 respectively, for tax fees.

         (4)  All Other Fees

                  All other fees include fees for all services  other than those reported above. For the year ended December 31, 2005, "All Other Fees" included $7,200 related to the Company's secondary offering of common stock, including review of and consents in connection with a registration statement on Form SB-2 filed with the Securities and Exchange Commission. For the year ended December 31, 2004, Elliott Davis, LLC did not bill the Company for other fees.

                  In making its decision to appoint Elliott Davis, LLC as the Company's independent auditors for the fiscal year ending December 31, 2006, the Audit Committee considered whether services other than audit and audit-related services provided by that firm are compatible with maintaining the independence of Elliott Davis, LLC.

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

                               Cornerstone Bancorp


March 24, 2006           By: s/J. Rodger Anthony
                            ----------------------------------------------------
                               J. Rodger Anthony
                               President and Chief Executive Officer

                         By: s/Jennifer M. Champagne
                            ----------------------------------------------------
                               Jennifer M. Champagne
                               Chief Financial Officer
                               (Principal Financial and Principal Accounting
                                Officer)

         In accordance with the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                Title                                              Date

s/J. Rodger Anthony
--------------------------               President, Chief Executive Officer, Director       March  24, 2006
J. Rodger Anthony

s/Walter L. Brooks
--------------------------               Director                                           March  24, 2006
Walter L. Brooks

s/T. Edward Childress, III
--------------------------               Director                                           March  24, 2006
T. Edward Childress, III

s/Ben L. Garvin
--------------------------               Director                                           March  24, 2006
Ben L. Garvin

s/J. Bruce Gaston
--------------------------               Director                                           March  24, 2006
J. Bruce Gaston

--------------------------               Director                                           March  __, 2006
S. Ervin Hendricks, Jr.

--------------------------               Director                                           March  __, 2006
Joe E. Hooper

--------------------------               Director                                           March  __, 2006
Robert R. Spearman

s/John M. Warren, Jr., M.D.
--------------------------               Director                                           March  24, 2006
John M. Warren, Jr., M.D.

--------------------------               Director                                           March  __, 2006
George I. Wike, Jr.

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Exchange Act by Non-reporting Issuers

         The registrant plans to furnish annual reports and proxy materials to security holders subsequent to the filing of this Form 10-KSB and will furnish copies of such material to the Commission when it is sent to security holders.


Exhibit Index

Exhibit No.              Description
3.1                      Articles of Incorporation of Registrant (1)
3.2                      Bylaws of Registrant (1)
10                       Form of Change Of Control Agreements between the Company and each of
                         Ben L. Garvin and J. Rodger Anthony (2)
10.1                     Form of Organizers Option Agreements (3)
10.2                     Cornerstone Bancorp 2003 Stock Option Plan (4)
10.3                     Information about increases in director fees and executive  compensation
                         (Incorporated by reference to Form 8-K filed February 17, 2005)
10.4                     Change  of  Control  Agreement  between  the  Company  and  Jennifer  M.
                         Champagne
13                       Portions  of  2005  Annual  Report  to   Shareholders   incorporated  by
                         reference into this Form 10-KSB
21                       Subsidiaries of Registrant
31-1                     Rule 15d-14(a) Certifications
31-2                     Rule 15d-14(a) Certifications
32                       Section 1350 Certifications

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