Form 10QSB
period 2006-03-31
CORNERSTONE BANCORP/SC
filed 2006-05-12
CIK 1087455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM _______________ TO _________________.


                        Commission File Number 000-51950


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

[ ] Yes [X] No


         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock - No Par Value, 1,615,939 shares outstanding on May 10, 2006

Transitional Small Business Issuer Disclosure Format: [ ]  Yes  [X]  No

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                       CORNERSTONE BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                                  March 31,            December 31,
                                                                                                    2006                    2005
                                                                                                    ----                    ----
ASSETS                                                                                          (Unaudited)

Cash and due from banks ..............................................................         $   3,971,200          $   2,716,965

Federal funds sold ...................................................................             9,191,000              3,183,000
                                                                                               -------------          -------------

     Cash and cash equivalents .......................................................            13,162,200              5,899,965

Investment securities
     Available-for-sale ..............................................................             9,397,091              9,689,665
     Held-to-maturity (Fair value $2,995,781 at March 31, 2006 and
     $ 3,707,125 at December 31, 2005) ...............................................             3,003,301              3,704,861
     Other investments ...............................................................               635,200                609,800

Loans, net ...........................................................................            86,713,391             86,273,605

Property and equipment, net ..........................................................             4,527,280              4,577,858

Cash surrender value of life insurance policies ......................................             1,587,222              1,573,038

Other assets .........................................................................             1,048,906                972,872
                                                                                               -------------          -------------
         Total assets ................................................................         $ 120,074,591          $ 113,301,664
                                                                                               =============          =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
     Deposits
         Noninterest bearing .........................................................         $  11,821,434          $  10,451,922
         Interest bearing ............................................................            83,082,132             81,200,119
                                                                                               -------------          -------------
         Total deposits ..............................................................            94,903,566             91,652,041
     Customer repurchase agreements ..................................................             4,695,996              3,083,884
     Borrowings from Federal Home Loan Bank of Atlanta ...............................             4,308,796              4,346,505
     Other liabilities ...............................................................               290,770                391,249
                                                                                               -------------          -------------
         Total liabilities
                                                                                                 104,199,128             99,473,679
                                                                                               -------------          -------------

Commitments and contingencies

Shareholders' equity
     Preferred stock, 10,000 shares authorized, no shares issued .....................                     -                      -
     Common stock, no par value, 20,000,000 shares authorized,
         1,615,939 and 1,475,743 shares issued at March 31, 2006
         and December 31, 2005, respectively .........................................            15,957,828             13,071,896
     Retained earnings ...............................................................                     -                837,565
     Accumulated other comprehensive loss ............................................               (82,365)               (81,476)
                                                                                               -------------          -------------

         Total shareholders' equity ..................................................            15,875,463             13,827,985
                                                                                               -------------          -------------
         Total liabilities and shareholders' equity ..................................         $ 120,074,591          $ 113,301,664
                                                                                               =============          =============

The accompanying notes are an integral part of these consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                                For the three months ended March 31,
                                                                                                ------------------------------------
                                                                                                       2006                  2005
                                                                                                       ----                  ----
Interest and Dividend Income
  Interest and fees on loans .........................................................             $1,741,716             $1,201,490
  Investment securities ..............................................................                131,133                116,805
  Federal funds sold and interest bearing balances ...................................                 57,586                 13,313
                                                                                                   ----------             ----------
     Total interest  income ..........................................................              1,930,435              1,331,608
                                                                                                   ----------             ----------

Interest Expense
  Deposits ...........................................................................                610,737                390,950
  Borrowings and customer repurchase agreements ......................................                 54,043                 41,337
                                                                                                   ----------             ----------
     Total interest expense ..........................................................                664,780                432,287
                                                                                                   ----------             ----------

Net Interest Income ..................................................................              1,265,655                899,321

Provision for Loan Losses ............................................................                286,486                 15,000
                                                                                                   ----------             ----------

     Net interest income after provision for loan losses .............................                979,169                884,321
                                                                                                   ----------             ----------

Noninterest Income
  Service charges on deposit accounts ................................................                110,422                 83,242
  Mortgage loan origination fees .....................................................                137,354                 61,106
  Other ..............................................................................                 16,690                 27,980
                                                                                                   ----------             ----------

     Total noninterest income ........................................................                264,466                172,328
                                                                                                   ----------             ----------

Noninterest Expense
  Salaries and employee benefits .....................................................                589,740                426,110
  Premises and equipment .............................................................                138,744                119,299
  Data processing ....................................................................                 46,822                 29,493
  Professional fees ..................................................................                 49,689                 25,223
  Supplies ...........................................................................                 29,151                 18,614
  Advertising ........................................................................                 26,452                 19,759
  Other ..............................................................................                116,750                 81,556
                                                                                                   ----------             ----------
     Total noninterest expense .......................................................                997,348                720,054
                                                                                                   ----------             ----------
     Net income before taxes .........................................................                246,287                336,595
Provision for income taxes ...........................................................                 89,390                115,464
                                                                                                   ----------             ----------
     Net income ......................................................................             $  156,897             $  221,131
                                                                                                   ==========             ==========

Earnings Per Share(1)
  Basic ..............................................................................             $      .09             $      .17
  Diluted ............................................................................             $      .09             $      .17
Weighted Average Shares Outstanding(1)
  Basic ..............................................................................              1,760,328              1,288,234
  Diluted ............................................................................              1,805,183              1,325,215

(1) Earnings per share reflect the stock dividend declared in April 2006.

The accompanying notes are an integral part of these consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND
                              COMPREHENSIVE INCOME
               For the three months ended March 31, 2006 and 2005
                                   (Unaudited)

                                                                                                       Accumulated
                                                            Common stock                                  other            Total
                                                            ------------                Retained     comprehensive     shareholders'
                                                        Shares          Amount          earnings          loss            equity
                                                        ------          ------          --------          ----            ------


Balance, December 31, 2004 .....................       1,064,656    $  8,253,812     $    543,807     $    (20,159)    $  8,777,460
Net income .....................................               -               -          221,131                -          221,131
Other comprehensive income, net of
   income taxes
Unrealized loss on investment securities .......               -               -                -          (57,327)         (57,327)
                                                                                                                       ------------
Comprehensive income ...........................               -               -                -                -          163,804
Stock dividend payable (10%)

                                                         106,466         764,938         (764,938)               -                -
                                                       ---------    ------------     ------------     ------------     ------------

Balance, March 31, 2005 ........................       1,171,122    $  9,018,750     $          -     $    (77,486)    $  8,941,264
                                                       =========    ============     ============     ============     ============

Balance, December 31, 2005 .....................       1,475,743    $ 13,071,896     $    837,565     $    (81,476)    $ 13,827,985
Net income .....................................               -               -          156,897                -          156,897
Other comprehensive income, net of
   income taxes
Unrealized loss on investment securities .......               -               -                -             (889)            (889)
                                                                                                                       ------------
Comprehensive income ...........................               -               -                -                -          156,008
Options granted ................................               -           4,946                -                -            4,946
Issuance of shares in secondary offering,
   net of expenses .............................         140,195       1,886,524                -                -        1,886,524
Stock dividend payable (10%) ...................         161,594         994,462         (994,462)               -                -
                                                       ---------    ------------     ------------     ------------     ------------

Balance, March 31, 2006 ........................       1,777,532    $ 15,957,828     $          -     $    (82,365)    $ 15,875,463
                                                       =========    ============     ============     ============     ============











The accompanying notes are an integral part of these consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                        For the three months ended
                                                                                                                 March 31,
                                                                                                                 ---------
                                                                                                         2006                2005
                                                                                                         ----                ----

Operating Activities
     Net income ..........................................................................        $    156,897         $    221,131
     Adjustments to reconcile net income to net cash provided by operating activities
        Depreciation and amortization ....................................................              69,526               59,459
        Provision for loan losses ........................................................             286,486               15,000
        Non-cash option expense ..........................................................               4,946                    -
     Changes in operating assets and liabilities
        Change in interest receivable ....................................................             (68,637)              (6,491)
        Change in other assets ...........................................................             (21,581)             (44,704)
        Change in other liabilities ......................................................            (100,020)            (217,324)
                                                                                                  ------------         ------------

           Net cash provided by operating activities .....................................             327,617               27,071
                                                                                                  ------------         ------------

Investing Activities
     Proceeds from maturities and principal repayments
           of available for sale securities ..............................................           1,240,234            1,000,397
     Purchase of FHLB stock ..............................................................             (25,400)             (32,200)
     Purchase of property and equipment ..................................................             (15,458)            (273,035)
     Purchase of investment securities available for sale ................................            (250,938)                   -
     Net (increase) decrease in loans to customers .......................................            (726,272)           1,942,102
                                                                                                  ------------         ------------

           Net cash provided by investing activities .....................................             222,166            2,637,264
                                                                                                  ------------         ------------

Financing Activities
     Net increase (decrease) in demand, savings and time deposits ........................           3,251,525           (2,409,254)
     Net increase (decrease) in customer repurchase agreements ...........................           1,612,112           (1,644,108)
     Repayment of FHLB advances ..........................................................             (37,709)             (11,111)
     Proceeds from sale of common stock, net .............................................           1,886,524                    -
                                                                                                  ------------         ------------

           Net cash provided by (used for) financing activities ..........................           6,712,452           (4,064,473)
                                                                                                  ------------         ------------

           Net increase (decrease) in cash and cash equivalents ..........................           7,262,235           (1,400,138)

Cash and Cash Equivalents, Beginning of Period ...........................................           5,899,965            7,139,442
                                                                                                  ------------         ------------

Cash and Cash Equivalents, End of Period .................................................        $ 13,162,200         $  5,739,304
                                                                                                  ============         ============

Supplemental Information
    Cash paid for interest ...............................................................        $    647,611         $    367,221
    Cash paid for income taxes ...........................................................        $    116,000         $    335,000

The accompanying notes are an integral part of these consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Summary of Significant Accounting Principles
A summary of significant accounting policies is included in the Cornerstone Bancorp 2005 Annual Report to Shareholders, which also contains the Company's audited financial statements for 2005 and is included in the Form 10-KSB for the year ended December 31, 2005.

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

The results of operations for any interim period are not necessarily indicative of the results to be expected for an entire year. These interim financial statements should be read in conjunction with the annual financial statements and notes thereto contained in the 2005 Annual Report on Form 10-KSB.

Earnings per Share
Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" requires that the Company present basic and diluted net income per common share. The assumed conversion of stock options creates the difference between basic and diluted net income per share. Income per share is calculated by dividing net income by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares outstanding for basic net income per common share for the three month period ended March 31, 2006 was 1,760,328 shares. The weighted average number of common shares outstanding for diluted net income per share for the quarter ended March 31, 2006 was 1,805,183 shares. The weighted average number of common shares outstanding for basic earnings per common share was 1,288,234 for the three-month period ended March 31, 2005. The weighted average number of common shares for diluted net income per common share was 1,325,215 for the three months ended March 31, 2005.

The Company declared a ten percent common stock dividend on April 11, 2006. Share and per share data for 2005 has been restated to reflect this transaction and 2006 per share data has been calculated assuming the effect of the ten percent stock dividend.

Stock Based Compensation
As described in Notes 1and 16 to the financial statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005, the Company has a stock-based employee and director compensation plan, which was approved by shareholders in 2003 (the "2003 Plan").

Prior to December 31, 2005, the Company accounted for stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion Number 25 "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations. Under APB No. 25, the Company reflected no compensation cost in net income as long as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company had issued options to purchase 36,000 shares (prior to the effect of stock dividends) of common stock in accordance with the 2003 Plan and accounted for these options under APB No. 25. The Company met the disclosure provisions of SFAS No. 123 related to those options.

Prior to adopting the provisions of SFAS No. 123(R), the Company accelerated the vesting of the outstanding options so that the accounting for those options would have been entirely completed under the provisions of APB No. 25. As a result, the Company included pro forma disclosures in the financial statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005 showing the effect that outstanding options would have had on the financial statements had the Company been accounting for stock-based compensation under the provisions of SFAS No. 123 (R). The previously issued options vested over three years and expired ten years from the date of grant. Options granted in previous years total 45,738 and are exercisable at a weighted average price of $10.03 after consideration of stock dividends, including the 2006 dividend declared on April 11, 2006. See Notes 1 and 16 to the financial statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005 for additional information.

The amount of the expense is based on an estimate of the fair value of each option estimated on the date of grant using the Black-Scholes option pricing model. In adopting SFAS No. 123, the Company elected to use the modified prospective method to account for the transition from the intrinsic value method to the fair value recognition method. Under the modified prospective method, compensation cost is recognized from the adoption date forward for all new stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of grant. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                                                                                       Three Months Ended March 31,
                                                                                                       ----------------------------
                                                                                                         2006               2005
                                                                                                         ----               ----
Net income as reported ......................................................................         $ 156,897         $   221,131
Add:  Stock-based  employee  compensation  expense  included in reported  net
     income, net of related tax effects .....................................................             4,946                   -
Deduct:  Total stock-based  employee  compensation  expense  determined under
     fair value based method for all awards, net of related tax effects .....................            (4,946)             (3,450)
                                                                                                      ---------         -----------

Pro  forma  net  income  including  stock-based  compensation  cost  based on
     fair-value method ......................................................................         $ 156,897         $   217,681
                                                                                                      =========         ===========

Earnings per share:
     Basic--as reported .....................................................................         $     .09         $       .17
                                                                                                      =========         ===========
     Basic--pro forma .......................................................................         $     .09         $       .17
                                                                                                      =========         ===========

     Diluted--as reported ...................................................................         $     .09         $       .17
                                                                                                      =========         ===========
     Diluted--pro forma .....................................................................         $     .09         $       .16
                                                                                                      =========         ===========


On January 4, 2006, the Board of Directors awarded 18,000 options to executive officers and directors under the 2003 Plan. The options vest over five years and expire ten years from the date of grant. The exercise price is $13.50 per share. The risk free interest rate used in the calculation was 4.36% percent (equal to the U.S. Treasury 10 year constant maturity on the date of grant) and the assumed dividend rate was zero. The expected option life was 10 years. Volatility was estimated at 18% through a review of stock trades known to management over the previous 12 months. For the three months ended March 31, 2006, the Company expensed $4,946 related to the options granted in 2006. The expense is included in Salaries and employee benefits in the accompanying consolidated statement of income.

The Company awarded options to the Organizers in 1999 (the "Organizers' Options"). Each of the organizing directors was awarded options to purchase 4,000 shares of the Company's common stock at $10.00 per share. The options expire 10 years from the date of grant. Since 1999 no options have been exercised and 4,000 have been forfeited. As of March 31, 2006, after the effect of stock dividends, there are 57,978 Organizers' options outstanding. Each option is exercisable at a price of $6.21. These options vested in 2002 and were accounted for under the provisions of APB No. 25.

Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of interest and noninterest income and expenses during the reporting period. Actual results could differ from those estimates. The primary significant estimate in the accompanying consolidated financial statements is the allowance for loan losses. A discussion of the significant factors involved in estimating the allowance for loan losses is included in this Form 10-QSB in "Management's Discussion and Analysis or Plan of Operation" in the section titled "Results of Operations" and in the Company's 2005 Form 10-KSB. The provision for income taxes is also considered a significant estimate.

Concentrations of credit risk
The Bank makes loans to individuals and small businesses located primarily in upstate South Carolina for various personal and commercial purposes. The Bank has a diversified loan portfolio and borrowers' ability to repay loans is not dependent upon any specific economic sector. The Bank monitors the portfolio for concentrations of credit on a quarterly basis using North American Industry Codes ("NAIC"). The Bank has loans in two NAIC categories that each represents more than 10% of the portfolio. These do not necessarily represent areas of greater risk in the portfolio. The NAIC concentrations are 18% in Residential Building Construction and 22% in Real Estate and Rental and Leasing. The portfolio also has loans representing 21 other NAIC categories. The Bank does not make long term (more than 15 years) mortgage loans, does not offer loans with negative amortization features, long-term interest only features, or loans with loan to collateral value ratios in excess of 100%. The Bank does offer loan products with features that can increase credit risk during periods of declining economic conditions such as adjustable rate loans, interest-only loans, and loans with amortization periods that differ from the maturity date (i.e., balloon payment loans). However, the Bank evaluates each customer's credit worthiness based on current and expected economic conditions and underwrites and monitors each loan for associated risks. Loans made with exceptions to internal loan guidelines and those with loan to collateral value ratios in excess of regulatory guidelines are monitored and reported to the Board of Directors on a monthly basis. As of March 31, 2006, the Bank has $1.6 million of loans which exceed the regulatory loan to value guidelines. This amount is well within the allowable maximum of exceptions to the guidelines.

Recently issued accounting standards
The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the Company:

Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations and cash flows.

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

The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing in the Cornerstone Bancorp Form 10-KSB for the year ended December 31, 2005. The discussion will concentrate on operations for the quarter ended March 31, 2006. Results of operations for the three month period ending March 31, 2006 are not necessarily indicative of the results to be attained for any other period.

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


RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2006 and 2005

The Company's net income for the three months ended March 31, 2006 was $156,897 compared to $221,131 for the three months ended March 31, 2005, a decrease of 29.0%. The decrease is primarily due to an increase in the provision for loan losses, offset by increases in interest income and noninterest income.

Net interest income was $1.3 million for the three months ended March 31, 2006, compared to $899,321 for the three months ended March 31, 2005. The increase was primarily the result of the growth of earning assets from 2005 to 2006. The net interest margin increased over the same period from 4.13% for the quarter ended March 31, 2005 to 4.84% for the quarter ended March 31, 2006 and contributed to the increase in net income.

The amount of the Company's provision for loan losses for the three months ended March 31, 2006 was $286,486 compared to $15,000 for the three months ended March 31, 2005. Additions to the allowance during the first quarter of 2006 primarily relate to two problem loans totaling approximately $275,000. These loans currently have a specific allocation of loan loss reserve associated with them of $250,000 due to their loan classification. The Company intends to pursue all available options to recover these loans, though there can be no assurance that these efforts will be successful. A portion of the provision for loan losses during the quarter is related to growth in the portfolio and the number of loan officers employed by the Bank. Management has sought to provide the amount estimated to be necessary to maintain an allowance for loan losses that was adequate to cover the level of loss that management believed to be inherent in the portfolio as a whole, taking into account the Company's experience, economic conditions and information about borrowers available at the time of the analysis. At March 31, 2006, the Bank had had no charge-offs and no recoveries. However, in accordance with the Bank's charge off policy, in April, 2006, the Bank recorded a charge-off related to the above-mentioned loans. The Bank expects to achieve some recovery in the future, although the amount of such recovery is currently not estimable. See "Loans" for additional information on the Company's loan portfolio and allowance for loan losses.

Noninterest income for the three months ended March 31, 2006 was $264,466 compared to $172,328 for the three months ended March 31, 2005. The increase was primarily the result of an increase in mortgage loan origination fees.

Total noninterest expense for the three months ended March 31, 2006 was $997,348 versus $720,054 for the three months ended March 31 2005. Expenses increased primarily as a result of increases in salaries and benefits and premises and equipment expenses. Salaries and benefits increased $163,630 or 38% as a result of annual performance increases, the increasing costs of benefits, and additional personnel, including personnel for the new Powdersville branch opened in July, 2005. As of March 31, 2006 the Company employed 37 full-time personnel. Premises and equipment costs have risen due to the cost of upgrading certain hardware and software as well as the cost of operating the new branch office. The increase in data processing and in supplies expenses are related to the new office.

Net Interest Income

Net interest income is the difference between the interest earned on earning assets and the interest paid for funds acquired to support those assets. Net interest income, the principal source of the Company's earnings, was $1.3 million for the three months ended March 31, 2006 and $899,321 for the three months ended March 31, 2005.

Changes that affect net interest income are changes in the average rate earned on interest earning assets, changes in the average rate paid on interest bearing liabilities, and changes in the volume of interest earning assets and interest bearing liabilities. Average earning assets for the three months ended March 31, 2006 were $106.0 million and for the quarter ended March 31, 2005 were $88.4 million. The increase was mainly attributable to a $13.4 million increase in average loans primarily supported by an $8.5 million increase in average interest bearing deposits and capital raised in a secondary offering at the end of 2005 through early 2006. The Company's and the Bank's philosophy is to grow the customer base deliberately, with core business and strong relationships.

For the three months ended March 31, 2006 the average yield on earning assets was 7.38% while the average cost of interest-bearing liabilities was 3.07%. For the three months ended March 31, 2005 the average yield on earning assets was 6.11% and the average cost of interest bearing liabilities was 2.25%. The increase in the yield on earning assets and the cost of interest bearing liabilities is attributable to a higher short-term interest rate environment.

The net interest margin is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest earning assets. The net interest margin for the three months ended March 31, 2006 was 4.84% compared to 4.13% for the three months ended March 31, 2005. The increase in the net interest margin is attributable to asset sensitivity in the balance sheet as short term interest rates have increased.

The table below illustrates the average balances of interest earning assets and interest bearing liabilities and the resulting annualized yields and costs for the three month periods ended March 31, 2006 and 2005.

                                                                 March 31, 2006                           March 31, 2005
                                                                 --------------                           --------------
                                                    Average                       Average      Average                     Average
                                                    Balance          Interest    Yield/Cost    Balance        Interest    Yield/Cost
                                                    -------          --------    ----------    -------        --------    ----------
Investments ..................................   $ 13,307,883     $    131,133     4.00%    $ 12,460,124    $    116,805       3.80%
Fed Funds Sold ...............................      5,291,221           57,586     4.41%       1,933,928          13,313       2.79%
Loans ........................................     87,414,635        1,741,716     8.08%      74,021,989       1,201,490       6.58%
                                                 ------------     ------------              ------------    ------------
   Total interest earning assets .............    106,013,739        1,930,435     7.38%      88,416,041       1,331,608       6.11%
                                                 ============     ------------              ============    ------------
Interest bearing transaction accounts ........     13,931,356           37,716     1.10%      13,172,734          32,986       1.02%
Savings and money market .....................      9,354,406           32,959     1.43%      14,497,272          40,005       1.12%
Time deposits ................................     56,015,634          540,062     3.91%      43,085,782         317,959       2.99%
                                                 ------------     ------------              ------------    ------------
   Total interest bearing deposits ...........     79,301,396          610,737     3.12%      70,755,788         390,950       2.24%
Customer repurchase agreements ...............      4,141,798           14,480     1.42%       3,638,221          12,912       1.44%
Borrowings from FHLB Atlanta .................      4,330,489           39,563     3.71%       3,393,374          28,425       3.40%
                                                 ------------     ------------              ------------    ------------
   Total interest bearing liabilities ........   $ 87,773,683          664,780     3.07%    $ 77,787,383         432,287       2.25%
                                                 ============     ------------              ============    ------------
Net interest income ..........................                    $  1,265,655              $    899,321
                                                                  ============              ============
Interest rate spread .........................                                     4.31%                                       3.85%
Interest margin ..............................                                     4.84%                                       4.13%

The Bank, which accounts for all of the Company's sensitivity to changes in interest rates, measures interest sensitivity using various measures. Using a static GAP measurement, which compares the amount of interest sensitive assets repricing within a one year time period as compared to the amount of interest sensitive liabilities repricing within the same time frame, the Bank's sensitivity to changes in interest rates can be analyzed. Although this method does not take into account loan prepayments and other non-contractual changes in balances and the applicable interest rates, it does give some information as to possible changes in net interest income that could be expected simply as a result of changes in interest rates. As of March 31, 2006, the Bank's cumulative Gap ratio was 1.04 through 12 months. This indicates an asset-sensitive position as of March 31, 2006. In a period of rising interest rates, asset-sensitive balance sheets would be expected to experience a widening of the net interest margin, while liability-sensitive balance sheets can experience pressure on the net interest margin. In a period of decreasing interest rates, liability-sensitive balance sheets typically experience a widening of the net interest margin and asset-sensitive balance sheets experience the opposite effect.

BALANCE SHEET REVIEW

Total consolidated assets increased $6.8 million from $113.3 million at December 31, 2005 to $120.1 million at March 31, 2006. This increase resulted primarily from an increase in cash and federal funds sold. Net loans increased approximately $440,000 during the first three months of 2006.

As of March 31, 2006 the Company held securities available for sale of approximately $9.4 million. These securities are held primarily for liquidity purposes and for pledging against public deposits and accounts exceeding the Federal Deposit Insurance Corporation ("FDIC") insurance limits. As such, these securities are generally, but may not ultimately be, held until their maturity. As of March 31, 2006 these securities, many of which were purchased during the recent low interest rate environment, yield below market interest rates. As a result, many of these securities show unrealized losses when marked to market value at March 31, 2006. All of the securities in question have been issued by agencies of the US Government or municipal governments and, if applicable, have good bond ratings from various rating agencies. The Company currently has the ability and intent to hold these securities until their maturity at which time their full face value is expected to be realized. The average life of the portfolio of securities available for sale is 2.82 years. Based on the Company's intent and ability to hold these securities until maturity and based on their relatively short average lives and good credit ratings, management believes that the unrealized losses in the available for sale portfolio are temporary.

At December 31, 2005, deposits were $91.7 million, customer repurchase agreements were $3.1 million and borrowings from the FHLB were $4.3 million. As of March 31, 2006 total deposits were $94.9 million, customer repurchase agreements were $4.7 million, and borrowings from the FHLB were $4.3 million.

Management seeks to maintain sufficient cash and other forms of liquidity to meet both anticipated and unanticipated cash outflows and a balance sheet mix that effectively utilizes the Company's earning assets. Cash and due from banks amounted to $4.0 million at March 31, 2006 and $2.7 million at December 31, 2005.

LOANS

Commercial and industrial loans made up approximately 18.9% of the total loan portfolio as of March 31, 2006, totaling $16.6 million, compared to $19.1 million or 21.9% at December 31, 2005. Loans secured by real estate for construction and land development totaled $21.7 million or 24.6% of the total loan portfolio as of March 31, 2006 compared to $21.3 million or 24.4 % of the portfolio at December 31, 2005. Nonresidential, nonfarm real estate loans totaled $27.2 million or 30.9% of the portfolio, while all other loans secured by real estate totaled $20.5 million or 23.3% of the total loan portfolio as of March 31, 2006. As of December 31, 2005 nonfarm, nonresidential loans were $25.6 million or 29.3 % of the portfolio and all other loans secured by real estate were $19.8 million or 22.7% of the portfolio. Installment loans and other consumer loans to individuals comprised $2.0 million or 2.3% of the total loan portfolio as of March 31, 2006, compared to $1.6 million or 1.8% of the portfolio as of December 31, 2005. As of March 31, 2006, the Bank had $48.1 million of loans or 54.6% of the loan portfolio at variable rates of interest. Of the remaining loans in the portfolio, approximately $13.9 million mature within 1 year.

The allowance for loan losses was 1.53% of gross loans as of March 31, 2006 compared to 1.21% as of December 31, 2005. Management evaluates the adequacy of the allowance for loan losses based on various factors including a periodic and regular evaluation of loans in the portfolio, delinquency trends, overall risk characteristics of the various segments of the portfolio, prevailing and anticipated economic conditions, industry statistics, and other factors. The increase in the allowance for loan losses is related to the classification of two potential problem loans as of March 31, 2006. Based on information available as of March 31, 2006, in Management's opinion, the allowance for loan losses is adequate as of March 31, 2006. At March 31, 2006, the Company had no loans that were 90 days or more past due or non-accruing. As discussed above, there were two problem loans at March 31, 2006 that totaled approximately $275,000 and were uncollateralized. Subsequent to March 31, 2006, these loans became past due more than 90 days, and in accordance with Bank policy, were charged-off against the allowance in April, 2006. The Company intends to pursue all available options to recover these loans, though there can be no assurance that these efforts will be successful.

LIQUIDITY

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of liabilities. The Company manages both assets and liabilities to achieve appropriate levels of liquidity. Cash and short-term investments are the Company's primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. The investment portfolio is the Company's principal source of secondary asset liquidity. However, the availability of this source of funds is influenced by market conditions. Individual and commercial deposits and borrowings are the Company's primary source of funds for credit activities. The Company has lines of credit with unrelated banks and with the FHLB of Atlanta. The bank lines total $4.4 million and are available on a one to fourteen day basis for general corporate purposes of the Bank. The FHLB line is based on the availability of eligible collateral with a maximum borrowing capacity of 10% of Bank assets. The Bank currently has $4.3 million borrowed under the FHLB line. Approximately $7.7 million is available under the FHLB line. Management believes that the Company's liquidity sources are adequate to meet its operating needs.

OFF BALANCE SHEET RISK

Through the operations of the Bank, the Company has contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank's customers at predetermined interest rates for a specified period of time. Commitments are subject to various conditions which are expected to reduce the credit risk to the Company. At March 31, 2006, the Bank had issued commitments to extend credit of $20.6 million through various types of lending arrangements. Of that amount, approximately $13.9 million was undisbursed amounts of closed-end loans, $1.1 million related to unused overdraft protection, and approximately $5.6 million was related to lines of credit. The Bank's management evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by management upon extension of credit, is based on a credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial or residential real estate. Management manages the credit risk on these commitments by subjecting them to normal underwriting and risk management processes. The Bank also had standby letters of credit outstanding of approximately $1.3 million at March 31, 2006. An immaterial amount of fees were collected related to these commitments and letters of credit during the quarter ended March 31, 2006. Historically many of these commitments and letters of credit expire unused, and the total amount committed as of March 31, 2006 is not necessarily expected to be funded. The Bank offers an automatic overdraft protection product to checking account customers. Each qualified account with the automatic overdraft protection feature can have up to $500 of paid overdrafts. Unused overdraft protection was $1.1 million as of March 31, 2006. The majority of this is not expected to be utilized. As of March 31, 2006 accounts in overdraft status totaled $14,836.


CAPITAL RESOURCES

The capital base for the Company increased by $2.0 million for the first three months of 2006, due to net income and a secondary offering of common stock. This increase was partially off-set by a small unrealized loss on investment securities. The Company's equity to asset ratio was 13.2% as of March 31, 2006 and 12.2% as of December 31, 2005. The Company expects to continue to leverage its capital as the Bank grows. The Company completed a secondary offering of 445,000 shares of its common stock, 140,195 shares of which were sold in January 2006. The net proceeds of this offering will be used to support the Company's continued growth.

The FDIC has established guidelines for capital requirements for banks. As of March 31, 2006, the Bank is considered well capitalized based on the capital requirement levels that are to be maintained according to FDIC guidelines.

                                                                         Capital Ratios
                                                                                                                 Adequately
                                                                                       Well Capitalized          Capitalized
                                                                     Actual               Requirement            Requirement
                                                                     ------               -----------            -----------
                                                               Amount       Ratio     Amount        Ratio     Amount       Ratio
                                                               ------       -----     ------        -----     ------       -----
Total capital to risk weighted assets .................       $16,481       17.0%     $ 9,709       10.0%     $ 7,767       8.0%
Tier 1 capital to risk weighted assets ................       $15,136       15.6%     $ 5,825        6.0%     $ 3,884       4.0%
Tier 1 capital to average assets ......................       $15,136       13.2%     $ 5,725        5.0%     $ 4,580       4.0%

As of April 11, 2006, the Company's Board of Directors declared a 10% stock dividend to shareholders of record on May 9, 2006 payable on May 26, 2006. Approximately 161,594 shares were expected to be issued as a result of the dividend. All share and per share amounts have been restated to reflect the dividend. The dividend has also been reflected in the accompanying Consolidated Statement of Shareholders' Equity for the three months ended March 31, 2006.

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




                   Cornerstone Bancorp
                      (Registrant)


By:   s/J. Rodger Anthony                                     Date: May 10, 2006
    -------------------------------------------------------
       J. Rodger Anthony
       Chief Executive Officer



By:   s/Jennifer M. Champagne                                 Date: May 10, 2006
    -------------------------------------------------------
       Jennifer M. Champagne
       Senior Vice President and Chief Financial Officer
       (Principal financial officer)

                                    Exhibits


31-1           Rule13a-14(a)/ 15d-14(a) Certifications of Chief
               Executive Officer
31-2           Rule13a-14(a)/Rule 15d-14(a) Certifications of
               Chief Financial Officer
32             18 U.S.C. Section 1350 Certifications