Form 10QSB
period 2006-06-30
CORNERSTONE BANCORP/SC
filed 2006-08-11
CIK 1087455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

[ ] Yes  [X]  No


         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock - No Par Value, 1,777,313 shares outstanding on August 10, 2006

Transitional Small Business Issuer Disclosure Format: [ ]  Yes  [X]  No

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                       CORNERSTONE BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                                 June 30,               December 31,
                                                                                                   2006                    2005
                                                                                                   ----                    ----
ASSETS                                                                                          (Unaudited)

Cash and due from banks ............................................................          $   2,759,736           $   2,716,965
Federal funds sold .................................................................              5,663,000               3,183,000
                                                                                              -------------           -------------

     Cash and cash equivalents .....................................................              8,422,736               5,899,965

Investment securities
     Available-for-sale ............................................................             14,143,456               9,689,665
     Held-to-maturity (Fair value $2,493,538 at June 30, 2006 and
       $3,707,125 at December 31, 2005) ............................................              2,501,829               3,704,861
     Other investments .............................................................                695,200                 609,800

Loans, net .........................................................................             87,632,842              86,273,605

Property and equipment, net ........................................................              4,448,772               4,577,858

Cash surrender value of life insurance policies ....................................              1,601,733               1,573,038
Other assets .......................................................................              1,207,267                 972,872
                                                                                              -------------           -------------
         Total assets ..............................................................          $ 120,653,835           $ 113,301,664
                                                                                              =============           =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
     Deposits
         Noninterest bearing .......................................................          $  12,497,722           $  10,451,922
         Interest bearing ..........................................................             82,975,598              81,200,119
                                                                                              -------------           -------------
         Total deposits ............................................................             95,473,320              91,652,041
     Customer repurchase agreements ................................................              4,255,856               3,083,884
     Borrowings from Federal Home Loan Bank of Atlanta .............................              4,271,088               4,346,505
     Other liabilities .............................................................                290,582                 391,249
                                                                                              -------------           -------------
         Total liabilities
                                                                                                104,290,846              99,473,679
                                                                                              -------------           -------------

Commitments and contingencies

Shareholders' equity
     Preferred stock, 10,000 shares authorized, no shares issued ...................                      -                       -
     Common stock, no par value, 20,000,000 shares authorized,
         1,777,313 and 1,475,743 shares issued at June 30, 2006
         and December 31, 2005, respectively .......................................             15,962,774              13,071,896
     Retained earnings .............................................................                566,533                 837,565
     Accumulated other comprehensive loss ..........................................               (166,318)                (81,476)
                                                                                              -------------           -------------
         Total shareholders' equity ................................................             16,362,989              13,827,985
                                                                                              -------------           -------------
         Total liabilities and shareholders' equity ................................          $ 120,653,835           $ 113,301,664
                                                                                              =============           =============

The accompanying notes are an integral part of these consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                        For the three months ended         For the six months ended
                                                                                  June 30                         June 30,
                                                                                  -------                         --------
                                                                          2006             2005             2006           2005
                                                                          ----             ----             ----           ----
Interest and Dividend Income
  Interest and fees on loans ...................................       $1,821,220       $1,315,317       $3,562,936       $2,516,807
  Investment securities ........................................          185,579          111,663          316,712          228,468
  Federal funds sold and interest bearing balances .............           75,995           29,187          133,581           42,500
                                                                       ----------       ----------       ----------       ----------
        Total interest  income .................................        2,082,794        1,456,167        4,013,229        2,787,775
                                                                       ----------       ----------       ----------       ----------

Interest Expense
  Deposits .....................................................          680,100          443,636        1,290,837          834,586
  Borrowings and customer repurchase  agreements ...............           61,273           46,458          115,316           87,795
                                                                       ----------       ----------       ----------       ----------
         Total interest expense ................................          741,373          490,094        1,406,153          922,381
                                                                       ----------       ----------       ----------       ----------

Net Interest Income ............................................        1,341,421          966,073        2,607,076        1,865,394
Provision for Loan Losses ......................................           49,316           20,794          335,802           35,794
                                                                       ----------       ----------       ----------       ----------

     Net interest income after provision
       for loan losses .........................................        1,292,105          945,279        2,271,274        1,829,600
                                                                       ----------       ----------       ----------       ----------

Noninterest Income
  Service charges on deposit accounts ..........................          114,559          102,237          224,981          185,479
  Mortgage loan origination fees ...............................          145,116          143,596          282,470          204,702
  Gain on sale of land .........................................          241,696                -          241,696                -
  Other ........................................................           28,018           19,528           44,708           47,508
                                                                       ----------       ----------       ----------       ----------
     Total noninterest income ..................................          529,389          265,361          793,855          437,689
                                                                       ----------       ----------       ----------       ----------

Noninterest Expense
  Salaries and employee benefits ...............................          573,585          480,612        1,163,325          906,722
  Premises and equipment .......................................          144,358          115,578          283,102          234,877
  Data processing ..............................................           52,330           31,223           99,152           60,716
  Professional fees ............................................           54,105           27,869          103,794           53,092
  Supplies .....................................................           22,387           21,686           51,538           40,300
  Advertising ..................................................           15,986           14,534           42,438           34,293
  Other ........................................................          112,256           97,500          229,006          179,056
                                                                       ----------       ----------       ----------       ----------
     Total noninterest expense .................................          975,007          789,002        1,972,355        1,509,056
                                                                       ----------       ----------       ----------       ----------
     Net income before taxes ...................................          846,487          421,638        1,092,774          758,233
Provision for income taxes .....................................          276,918          161,000          366,308          276,464
                                                                       ----------       ----------       ----------       ----------
     Net income ................................................       $  569,569       $  260,638       $  726,466       $  481,769
                                                                       ==========       ==========       ==========       ==========

Earnings Per Share (1)
  Basic ........................................................       $      .32       $      .20       $      .41       $      .37
  Diluted ......................................................       $      .31       $      .20       $      .40       $      .36
Weighted Average Shares Outstanding (1)
  Basic ........................................................        1,777,313        1,288,032        1,768,711        1,288,032
  Diluted ......................................................        1,820,368        1,327,396        1,811,766        1,326,205

(1) Earnings per share and weighted average shares outstanding reflect the stock dividend declared in April 2006.


         The accompanying notes are an integral part of these consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND
                              COMPREHENSIVE INCOME
                For the six months ended June 30, 2006 and 2005
                                   (Unaudited)

                                                                                                      Accumulated
                                                                                                          other           Total
                                                                                          Retained    comprehensive    shareholders'
                                                                 Common stock             earnings        loss           equity
                                                                 ------------             --------        ----           ------
                                                             Shares         Amount
                                                             ------         ------
Balance, December 31, 2004 ...........................      1,064,656   $  8,253,812   $    543,807    $    (20,159)   $  8,777,460
Net income ...........................................              -              -        481,769               -         481,769
Other comprehensive income, net of income taxes
Unrealized loss on investment securities .............              -              -              -         (41,002)        (41,002)
                                                                                                                       ------------
Comprehensive income .................................              -              -              -               -
Stock dividend (10%), net of
   cash in lieu of fractional shares .................        106,282        764,938       (767,508)              -          (2,570)
                                                         ------------   ------------   ------------    ------------    ------------

Balance, June 30, 2005 ...............................      1,170,938   $  9,018,750   $    258,068    $    (61,161)   $  9,215,657
                                                         ============   ============   ============    ============    ============

Balance, December 31, 2005 ...........................      1,475,743   $ 13,071,896   $    837,565    $    (81,476)   $ 13,827,985
Net income ...........................................              -              -        726,466               -         726,466
Other comprehensive income, net of income taxes
Unrealized loss on investment securities .............              -              -              -         (84,842)        (84,842)
                                                                                                                       ------------
Comprehensive income .................................              -              -              -               -         641,624
Options granted ......................................              -          9,892              -               -           9,892
Issuance of shares in secondary offering,
   net of expenses ...................................        140,195      1,886,524              -               -       1,886,524
Stock dividend payable (10%), net of cash in
   lieu of fractional shares .........................        161,375        994,462       (997,498)              -          (3,036)
                                                         ------------   ------------   ------------    ------------    ------------

Balance, June 30, 2006 ...............................      1,777,313   $ 15,962,774   $    566,533    $   (166,318)   $ 16,362,989
                                                         ============   ============   ============    ============    ============











The accompanying notes are an integral part of these consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                        For the six months ended
                                                                                                                 June 30,
                                                                                                                 --------
                                                                                                       2006                  2005
                                                                                                       ----                  ----

Operating Activities
     Net income ..........................................................................         $   726,466          $   481,769
     Adjustments to reconcile net income to net cash provided by operating activities
        Depreciation and amortization ....................................................             139,586              118,500
        Provision for loan losses ........................................................             335,802               35,794
        Non-cash option expense ..........................................................               9,892                    -
        Gain on sale of land .............................................................            (241,696)                   -
     Changes in operating assets and liabilities
        Change in interest receivable ....................................................             (81,692)             (39,481)
        Change in other assets ...........................................................            (181,398)             (39,901)
        Change in other liabilities ......................................................             (56,958)            (165,625)
                                                                                                   -----------          -----------

           Net cash provided by operating activities .....................................             650,002              391,056
                                                                                                   -----------          -----------

Investing Activities
     Proceeds from maturities and principal repayments of available for
       sale securities ...................................................................           2,833,130            1,049,207
     Proceeds from sales of land .........................................................             273,493                    -
     Purchase of FHLB and Federal Reserve stock ..........................................             (85,400)            (181,700)
     Purchase of property and equipment ..................................................             (36,102)            (696,070)
     Purchase of investment securities available for sale ................................          (6,218,635)                   -
     Net increase in loans to customers ..................................................          (1,695,039)          (1,112,382)
                                                                                                   -----------          -----------

           Net cash used for investing activities ........................................          (4,928,553)            (940,945)
                                                                                                   -----------          -----------

Financing Activities
     Net increase (decrease) in demand, savings and time deposits ........................           3,821,279             (488,708)
     Net increase (decrease) in customer repurchase agreements ...........................           1,171,972           (2,443,753)
     Repayment of FHLB advances ..........................................................             (75,417)             (28,704)
     Proceeds from FHLB advances .........................................................                   -            3,350,000
     Cash paid in lieu of fractional shares ..............................................              (3,036)              (2,570)
     Proceeds from sale of common stock, net .............................................           1,886,524                    -
                                                                                                   -----------          -----------

           Net cash provided by financing activities .....................................           6,801,322              386,265
                                                                                                   -----------          -----------

           Net increase (decrease) in cash and cash equivalents ..........................           2,522,771             (163,624)

Cash and Cash Equivalents, Beginning of Period ...........................................           5,899,965            7,139,442
                                                                                                   -----------          -----------

Cash and Cash Equivalents, End of Period .................................................         $ 8,422,736          $ 6,975,818
                                                                                                   ===========          ===========

Supplemental Information
    Cash paid for interest ...............................................................         $ 1,408,772          $   947,876
    Cash paid for income taxes ...........................................................         $   318,200          $   444,000

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

Earnings per Share
Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" requires that the Company present basic and diluted net income per common share. The assumed conversion of stock options creates the difference between basic and diluted net income per share. Income per share is calculated by dividing net income by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares outstanding for basic net income per common share for the three month period ended June 30, 2006 was 1,777,313 shares. The weighted average number of common shares outstanding for diluted net income per share for the quarter ended June 30, 2006 was 1,820,368 shares. The weighted average number of common shares outstanding for basic earnings per common share was 1,288,032 for the three-month period ended June 30, 2005. The weighted average number of common shares for diluted net income per common share was 1,327,396 for the three months ended June 30, 2005. There were 19,800 options that were anti-dilutive as of June 30, 2006.

The weighted average number of common shares outstanding for basic net income per common share for the six month period ended June 30, 2006 was 1,768,711 shares. The weighted average number of common shares outstanding for diluted net income per share for the six months ended June 30, 2006 was 1,811,766 shares. The weighted average number of common shares outstanding for basic earnings per common share was 1,288,032 for the six month period ended June 30, 2005. The weighted average number of common shares for diluted net income per common share was 1,326,205 for the six months ended June 30, 2005. There were 19,800 options that were anti-dilutive as of June 30, 2006.

The Company declared a ten percent common stock dividend on April 11, 2006. Share and per share data for 2005 has been restated to reflect this transaction and 2006 per share data has been calculated assuming the effect of the ten percent stock dividend.

Stock Based Compensation
As described in Notes 1 and 16 to the financial statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005, the Company has a stock-based employee and director compensation plan, which was approved by shareholders in 2003 (the "2003 Plan").

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

The amount of the expense is based on an estimate of the fair value of each option estimated on the date of grant using the Black-Scholes option pricing model. In adopting SFAS No. 123 (R), the Company elected to use the modified prospective method to account for the transition from the intrinsic value method to the fair value recognition method. Under the modified prospective method, compensation cost is recognized from the adoption date forward for all new stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of grant. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                                                                                       Six Months Ended March 31,
                                                                                                       --------------------------
                                                                                                        2006                 2005
                                                                                                        ----                 ----
Net income as reported ......................................................................         $ 726,466         $   481,769
Add:  Stock-based  employee  compensation  expense  included in reported  net
     income, net of related tax effects .....................................................             9,892                   -
Deduct:  Total stock-based  employee  compensation  expense  determined under
     fair value based method for all awards, net of related tax effects .....................            (9,892)             (6,902)
                                                                                                      ---------         -----------

Pro  forma  net  income  including  stock-based  compensation  cost  based on
     fair-value method ......................................................................         $ 726,466         $   474,867
                                                                                                      =========         ===========

Earnings per share:
     Basic--as reported .....................................................................         $     .41         $       .37
                                                                                                      =========         ===========
     Basic--pro forma .......................................................................         $     .41         $       .37
                                                                                                      =========         ===========

     Diluted--as reported ...................................................................         $     .40         $       .36
                                                                                                      =========         ===========
     Diluted--pro forma .....................................................................         $     .40         $       .36
                                                                                                      =========         ===========


On January 4, 2006, the Board of Directors awarded options to purchase 18,000 shares (19,800 shares after effect of the stock dividend) to executive officers and directors under the 2003 Plan. The options vest over five years and expire ten years from the date of grant. The exercise price is $13.50 per share ($12.27 per share after effect of the stock dividend). The risk free interest rate used in the calculation was 4.36% percent (equal to the U.S. Treasury 10 year constant maturity on the date of grant) and the assumed dividend rate was zero. The expected option life was 10 years. Volatility was estimated at 18% through a review of stock trades known to management over the previous 12 months. For the three months ended June 30, 2006, the Company expensed $4,946 related to the options granted in 2006. For the six months ended June 30, 2006, the Company expensed $9,892 related to the options granted in 2006. The expense is included in Salaries and employee benefits in the accompanying consolidated statement of income.

The Company awarded options to the Organizers in 1999 (the "Organizers' Options"). Each of the organizing directors was awarded options to purchase 4,000 shares of the Company's common stock at $10.00 per share. The options expire 10 years from the date of grant. Since 1999 no options have been exercised and 4,000 have been forfeited. As of June 30, 2006, after the effect of stock dividends, there are 57,978 Organizers' options outstanding. Each option is exercisable at a price of $6.21. These options vested in 2002 and were accounted for under the provisions of APB No. 25.

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

Concentrations of credit risk
The Bank makes loans to individuals and small businesses located primarily in upstate South Carolina for various personal and commercial purposes. The Bank has a diversified loan portfolio and borrowers' ability to repay loans is not dependent upon any specific economic sector. The Bank monitors the portfolio for concentrations of credit on a quarterly basis using North American Industry Codes ("NAIC"). The Bank has loans in two NAIC categories that each represents more than 10% of the portfolio. These do not necessarily represent areas of greater risk in the portfolio. The NAIC concentrations are 18% in Residential Building Construction and 21% in Real Estate and Rental and Leasing. The portfolio also has loans representing 21 other NAIC categories. The Bank does not make long term (more than 15 years) mortgage loans, does not offer loans with negative amortization features, long-term interest only features, or loans with loan to collateral value ratios in excess of 100%. The Bank does offer loan products with features that can increase credit risk during periods of declining economic conditions such as adjustable rate loans, interest-only loans, and loans with amortization periods that differ from the maturity date (i.e., balloon payment loans). However, the Bank evaluates each customer's credit worthiness based on current and expected economic conditions and underwrites and monitors each loan for associated risks. Loans made with exceptions to internal loan guidelines and those with loan to collateral value ratios in excess of regulatory guidelines are monitored and reported to the Board of Directors on a monthly basis. As of June 30, 2006, the Bank has $1.5 million of loans which exceed the regulatory loan to value guidelines. This amount is well within the maximum allowable exceptions to the guidelines.

Recently issued accounting standards
Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations and cash flows.


ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General
The Company commenced operations with the opening of its subsidiary bank, Cornerstone National Bank (the "Bank"), on September 15, 1999. In addition to its main office in Easley, South Carolina, the Bank has 2 full-service banking locations- one in the Berea area of Greenville County, South Carolina, and one in the Powdersville area of Anderson County, South Carolina.

The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing in the Cornerstone Bancorp Form 10-KSB for the year ended December 31, 2005. The discussion will concentrate on operations for the quarter and six-month period ended June 30, 2006. Results of operations for the three and six month periods ending June 30, 2006 are not necessarily indicative of the results to be attained for any other period.

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


RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended June 30, 2006 and 2005

The Company's net income for the three months ended June 30, 2006 was $569,569, or $.32 per basic share, compared to $260,638, or .20 per basic share, for the three months ended June 30, 2005, an increase of 118.5%. The increase is primarily due to a gain on sale of real estate during the quarter and growth of the bank, coupled with an increase in the net interest margin. On April 11, 2006 the Company's Board of Directors declared a 10% stock dividend payable on May 26, 2006 to all shareholders of record on May 9, 2006. 2005 earnings per share calculations in this quarterly report have been adjusted to reflect the stock dividend. Earnings per share for 2006 also reflect the stock dividend as if it has occurred on January 1, 2006.

Net interest income was $1.3 million for the three months ended June 30, 2006, compared to $966,073 for the three months ended June 30, 2005. The increase was primarily the result of the growth of earning assets and growth in the net interest margin from 2005 to 2006. The net interest margin increased from 4.28% for the quarter ended June 30, 2005 to 4.84% for the quarter ended June 30, 2006 and contributed to the increase in net income.

The amount of the Company's provision for loan losses for the three months ended June 30, 2006 was $49,316 compared to $20,794 for the three months ended June 30, 2005. Additions to the allowance during the second quarter of 2006 primarily relate to growth in the portfolio and the number of loan officers employed by the Bank. Management has sought to provide the amount estimated to be necessary to maintain an allowance for loan losses that was adequate to cover the level of loss that management believed to be inherent in the portfolio as a whole, taking into account the Company's experience, economic conditions and information about borrowers available at the time of the analysis. The Bank accounted for charge-offs of $277,768 and no recoveries during the six month period ended June 30, 2006. The charge-off amount related to three loans. As it relates to the largest two of these loans, the Bank plans to make every effort to achieve some recovery in the future, although the amount of such recovery is currently not estimable. See "Loans" for additional information on the Company's loan portfolio and allowance for loan losses.

Noninterest income for the three months ended June 30, 2006 was $529,389 compared to $265,361 for the three months ended June 30, 2005. The increase was primarily the result of a gain on sale of land in the amount of $241,696. The land that was sold was unneeded land acquired as part of a larger tract where the Bank built a branch office. The proceeds from the sale are included in the accompanying Consolidated Balance Sheets in Other assets.

Total noninterest expense for the three months ended June 30, 2006 was $975,007 versus $789,002 for the three months ended June 30, 2005. Expenses increased primarily as a result of increases in salaries and benefits and premises and equipment expenses. Salaries and benefits increased $92,973 or 19% as a result of annual performance increases and the increasing costs of benefits. Also, in 2005, personnel hired for the Powdersville branch were not included for the full quarter. Personnel expenses related to the Powdersville branch in the second quarter of 2006 totaled $50,750. As of June 30, 2006 the Company employed 36 full-time personnel. Premises and equipment costs have risen due to the cost of operating the Powdersville branch office, which did not open until the third quarter of 2005. Premises and equipment expenses associated with the Powdersville office totaled $29,000 during the quarter ended June 30, 2006. The increases in data processing and in supplies expenses are also related to the new office. The increase in professional fees relates to outsourced computer network engineering fees, and the Powdersville advisory board, which did not meet prior to the branch opening in July 2005. The outsourced computer network services were only purchased on an as needed basis in prior years, and were included in either maintenance costs or fixed asset amounts of assets purchased and installed. In 2006 the firm performing the network engineering and maintenance was placed on retainer, and the scope of their services increased. These expenses are included in professional fees in 2006.

Net Interest Income

Net interest income is the difference between the interest earned on earning assets and the interest paid for funds acquired to support those assets. Net interest income, the principal source of the Company's earnings, was $1.3 million for the three months ended June 30, 2006 and $996,073 for the three months ended June 30, 2005.

Changes that affect net interest income are changes in the average rate earned on interest earning assets, changes in the average rate paid on interest bearing liabilities, and changes in the volume of interest earning assets and interest bearing liabilities. Average earning assets for the three months ended June 30, 2006 were $111.5 million and for the quarter ended June 30, 2005 were $90.8 million. The increase was mainly attributable to a $14.0 million increase in average loans primarily supported by an $11.5 million increase in average interest bearing deposits and capital raised in a secondary offering at the end of 2005 through early 2006. The Company's and the Bank's philosophy is to grow the customer base deliberately, with core business and strong relationships.

For the three months ended June 30, 2006 the average yield on earning assets was 7.49% while the average cost of interest-bearing liabilities was 3.24%. For the three months ended June 30, 2005 the average yield on earning assets was 6.43% and the average cost of interest bearing liabilities was 2.47%. The increase in the yield on earning assets and the cost of interest bearing liabilities is attributable to a higher short-term interest rate environment.

The net interest margin is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest earning assets. The net interest margin for the three months ended June 30, 2006 was 4.84% compared to 4.28% for the three months ended June 30, 2005. The increase in the net interest margin is attributable to asset sensitivity in the balance sheet as short term interest rates have increased.

The table below illustrates the average balances of interest earning assets and interest bearing liabilities and the resulting annualized yields and costs for the three month periods ended June 30, 2006 and 2005.

                                                            June 30, 2006                                June 30, 2005
                                                            -------------                                -------------
                                                  Average                     Average          Average                     Average
                                                  Balance       Interest     Yield/Cost        Balance       Interest    Yield/Cost
                                                  -------       --------     ----------        -------       --------    ----------
Investments ..................................  $  16,803,657   $  185,579     4.43%        $  12,172,407   $  111,663      3.68%
Fed Funds Sold ...............................      6,218,579       75,995     4.90%            4,216,785       29,187      2.78%
Loans ........................................     88,474,495    1,821,220     8.26%           74,450,690    1,315,317      7.09%
                                                -------------   ----------                  -------------   ----------
   Total interest earning assets .............    111,496,731    2,082,794     7.49%           90,839,882    1,456,167      6.43%
                                                ==============  ----------                  =============   ----------
Interest bearing transaction accounts ........     14,747,481       38,515     1.05%           13,668,444       34,581      1.01%
Savings and money market .....................     10,183,513       42,025     1.66%           11,203,974       31,776      1.14%
Time deposits ................................     58,437,131      599,560     4.12%           46,967,430      377,279      3.22%
                                                -------------   ----------                  -------------   ----------
   Total interest bearing deposits ...........     83,368,125      680,100     3.27%           71,839,848      443,636      2.48%
Customer repurchase agreements ...............      4,114,928       21,721     2.12%            4,068,860       14,449      1.42%
Borrowings from FHLB Atlanta .................      4,290,587       39,552     3.70%            3,716,891       32,009      3.45%
                                                -------------   ----------                  -------------   ----------
   Total interest bearing liabilities ........  $  91,773,640      741,373     3.24%        $  79,625,599      490,094      2.47%
                                                =============   ----------                  =============   ----------
Net interest income ..........................                  $1,341,421                                  $  966,073
                                                                ==========                                  ==========
Interest rate spread .........................                                 4.25%                                        3.96%
Interest margin ..............................                                 4.84%                                        4.28%

The Bank, which accounts for all of the Company's sensitivity to changes in interest rates, measures interest sensitivity using various measures. Using a static GAP measurement, which compares the amount of interest sensitive assets repricing within a one year time period as compared to the amount of interest sensitive liabilities repricing within the same time frame, the Bank's sensitivity to changes in interest rates can be analyzed. Although this method does not take into account loan prepayments and other non-contractual changes in balances and the applicable interest rates, it does give some information as to possible changes in net interest income that could be expected simply as a result of changes in interest rates. As of June 30, 2006, the Bank's cumulative Gap ratio was .93 through 12 months. This indicates a slightly liability-sensitive position as of June 30, 2006. In a period of rising interest rates, asset-sensitive balance sheets would be expected to experience a widening of the net interest margin, while liability-sensitive balance sheets can experience pressure on the net interest margin. In a period of decreasing interest rates, liability-sensitive balance sheets typically experience a widening of the net interest margin and asset-sensitive balance sheets experience the opposite effect.

Results of Operations for the Six Months Ended June 30, 2006 and 2005

The Company's net income for the six months ended June 30, 2006 was $726,466 or $.41 per basic and $.40 per diluted share compared to $481,769 or $.37 per basic and $.36 per diluted share for the six months ended June 30, 2005. On April 11, 2006 the Company's Board of Directors declared a 10% stock dividend payable on May 26, 2006 to all shareholders of record on May 9, 2006. 2005 earnings per share calculations in this quarterly report have been adjusted to reflect the stock dividend. Earnings per share for 2006 also reflect the stock dividend as if it has occurred on January 1, 2006. The increase in net income is due to growth of the Bank and an increase in the net interest margin. A gain on the sale of land of $241,696 in the second quarter of 2006 was offset by an increase in the provision for loan losses of $250,000 that occurred in the first quarter of 2006.

Net interest income was $2.6 million for the six months ended June 30, 2006 compared to $1.9 million for the six months ended June 30, 2005. The increase was primarily the result of the Bank's growth from 2005 to 2006 and an increase in the net interest margin over the same period.

The amount of the Company's provision for loan losses for the six months ended June 30, 2006 was $335,802 compared to $35,794 for the six months ended June 30, 2005. In the first quarter of 2006 the Bank increased the provision for loan losses for two specific loans which were charged off in April 2006. In each period, management has sought to provide the amount estimated to be necessary to maintain an allowance for loan losses that was adequate to cover the level of loss that management believed to be inherent in the portfolio as a whole, taking into account the Company's experience, economic conditions and information about borrowers available at the time of the analysis. Charge-offs have totaled $277,768, and there have been no recoveries to date in 2006. See "Loans" for additional information on the Company's loan portfolio and allowance for loan losses.

Noninterest income for the six months ended June 30, 2006 was $793,855 compared to $437,689 for the six months ended June 30, 2005. The increase was the result of a combination of growth in service charges on deposit accounts, growth in mortgage loan origination fees, and a gain on the sale of land. Service charges on deposit accounts increased due to the opening of new accounts, especially in the Bank's third full-service location, which opened in July 2005. Mortgage loan origination fees increased due to an increase in the number of loans originated for other lenders in 2006 compared to 2005. The land sold at a gain was unneeded land acquired as part of a larger tract where the Bank built a branch office. The land was sold at a gain of $241,696.

Total noninterest expense for the six months ended June 30, 2006 was $2.0 million versus $1.5 million for the six months ended June 30, 2005. Salaries increased 28.3% due to the salaries of new personnel and due to increases in salaries of existing employees and increases in benefit costs. New personnel hired for the Powdersville branch location were not included in the 2005 results for a full six months. Other expenses increased 27.9% in 2006 over 2005. Other expense includes a charge-off in the amount of $22,900 taken due to a counterfeit check. The Bank plans to make every effort to recover a portion of the amount charged-off. However, there can be no assurance that the bank will be able to recover any amount associated with this loss. Other expense also includes amounts such as network fees for an additional automated teller machine, additional check verification services, and other services that related to the additional branch opened in the third quarter of 2005.

Net Interest Income

Net interest income, was $2.6 million for the six months ended June 30, 2006. This compared to $1.9 million for the six months ended June 30, 2005. The increase was partially attributable to an increase in average loans and partially to an increase in the weighted average interest rate on loans. Average loans increased from $74.2 million for the first six months of 2005 to $87.9 million of the first six months of 2006. The average rate earned on loans was 8.17% for the first half of 2006 versus 6.84% during the first half of 2005. Average earning assets for the six months ended June 30, 2006 increased to $108.8 million from the $89.8 million reported for the six months ended June 30, 2005. Average interest bearing liabilities increased $11.1 million to $89.8 million for the six months ended June 30, 2006. The increase was primarily in time deposits as more depositors return to this type of investment as interest rates increase.

For the six months ended June 30, 2006 the average yield on earning assets was 7.44% while the average cost of interest-bearing liabilities was 3.16%. For the six months ended June 30, 2005 the average yield on earning assets was 6.26% and the average cost of interest-bearing liabilities was 2.36%. The increase in the yield on earning assets and the cost of interest bearing liabilities is attributable to the higher overall interest rate environment. The net interest margin for the six months ended June 30, 2006 was 4.83% compared to 4.19% for the six months ended June 30, 2005. The Bank's advances from the FHLB also increased in cost to 3.70% in 2006 from 3.43% in 2005 as a result of lengthened maturities and rises in interest rates on new advances. The average yield on interest earning assets increased 118 basis points from the 2005 period to the 2006 period. During the same period, the Bank was able to hold the increases in its cost of funds to only 80 basis points.

The table below illustrates the average balances of interest earning assets and interest bearing liabilities and the resulting annualized yields and costs for the six month periods ended June 30, 2006 and 2005.

                                                           June 30, 2006                                June 30, 2005
                                                           -------------                                -------------
                                                 Average       Interest      Average          Average       Interest      Average
                                                 Balance        Earned      Yield/Cost        Balance        Earned     Yield/Cost
                                                 -------        ------      ----------        -------        ------     ----------
Investments ..............................    $ 15,065,427   $   316,712      4.24%       $ 12,330,388   $   228,468      3.74%
Fed Funds Sold ...........................       5,757,462       133,581      4.68%          3,249,108        42,500      2.64%
Loans ....................................      87,947,483     3,562,936      8.17%         74,237,524     2,516,807      6.84%
                                              ------------   -----------                  ------------   -----------
   Total interest earning assets .........     108,770,372     4,013,229      7.44%         89,817,020     2,787,775      6.26%
                                              ============   -----------                  ============   -----------

Interest bearing transaction accounts ....      14,341,674        76,231      1.07%         13,421,958        67,567      1.02%
Savings and money market .................       9,771,601        74,984      1.55%         12,841,722        71,781      1.13%
Time deposits ............................      57,232,733     1,139,622      4.02%         45,037,329       695,238      3.11%
                                              ------------   -----------                  ------------   -----------
   Total interest bearing deposits .......      81,346,008     1,290,837      3.20%         71,301,009       834,586      2.36%
Customer repurchase agreements ...........       4,128,288        36,200      1.77%          3,854,730        27,361      1.43%
Advances from FHLB .......................       4,310,428        79,116      3.70%          3,556,026        60,434      3.43%
                                              ------------   -----------                  ------------   -----------
   Total interest bearing liabilities ....    $ 89,784,724     1,406,153      3.16%       $ 78,711,765       922,381      2.36%
                                              ============   -----------                  ============   -----------

Net interest income                                          $ 2,607,076                                 $ 1,865,394
                                                             ===========                                 ===========
Interest rate spread                                                          4.28%                                       3.90%
Interest margin                                                               4.83%                                       4.19%


BALANCE SHEET REVIEW

Total consolidated assets increased $7.4 million from $113.3 million at December 31, 2005 to $120.7 million at June 30, 2006. This increase resulted primarily from an increase in federal funds sold and investment securities. Net loans increased approximately $1.4 million during the first six months of 2006.

As of June 30, 2006 the Company held securities available for sale of approximately $14.1 million. These securities are held primarily for liquidity purposes and for pledging against public deposits and accounts exceeding the Federal Deposit Insurance Corporation ("FDIC") insurance limits. As such, these securities are generally, but may not ultimately be, held until their maturity. As of June 30, 2006 a portion of these securities, many of which were purchased during a lower interest rate environment, yield below market interest rates. As a result, some of these securities show unrealized losses when marked to market value at June 30, 2006. All of the securities in question have been issued by agencies of the US Government or municipal governments and, if applicable, have good bond ratings from various rating agencies. The Company currently has the ability and intent to hold these securities until their maturity at which time their full face value is expected to be realized. Based on the Company's intent and ability to hold these securities until maturity and based on their good credit ratings, management believes that the unrealized losses in the available for sale portfolio are temporary.

At December 31, 2005, deposits were $91.7 million, customer repurchase agreements were $3.1 million and borrowings from the FHLB were $4.3 million. As of June 30, 2006 total deposits were $95.4 million, customer repurchase agreements were $4.2 million, and borrowings from the FHLB were $4.3 million.

Management seeks to maintain sufficient cash and other forms of liquidity to meet both anticipated and unanticipated cash outflows and a balance sheet mix that effectively utilizes the Company's earning assets. Cash and due from banks amounted to $2.8 million at June 30, 2006 and $2.7 million at December 31, 2005.


LOANS

Commercial and industrial loans made up approximately 16.8% of the total loan portfolio as of June 30, 2006, totaling $14.9 million, compared to $19.1 million or 21.9% at December 31, 2005. Loans secured by real estate for construction and land development totaled $22.8 million or 25.6% of the total loan portfolio as of June 30, 2006 compared to $21.3 million or 24.4% of the portfolio at December 31, 2005. Nonresidential, nonfarm real estate loans totaled $27.7 million or 31.2% of the portfolio, while all other loans secured by real estate totaled $21.1 million or 23.7% of the total loan portfolio as of June 30, 2006. As of December 31, 2005 nonfarm, nonresidential loans were $25.6 million or 29.3 % of the portfolio and all other loans secured by real estate were $19.8 million or 22.7% of the portfolio. Installment loans and other consumer loans to individuals comprised $2.3 million or 2.6% of the total loan portfolio as of June 30, 2006, compared to $1.6 million or 1.8% of the portfolio as of December

31, 2005. As of June 30, 2006, the Bank had $47.1 million of loans or 53.0% of the loan portfolio at variable rates of interest. Of the remaining loans in the portfolio, approximately $14.5 million mature within one year.

The allowance for loan losses was 1.26% of gross loans as of June 30, 2006 compared to 1.21% as of December 31, 2005. Management evaluates the adequacy of the allowance for loan losses based on various factors including a periodic and regular evaluation of loans in the portfolio, delinquency trends, overall risk characteristics of the various segments of the portfolio, prevailing and anticipated economic conditions, industry statistics, and other factors. Based on information available as of June 30, 2006, in management's opinion, the allowance for loan losses is adequate as of June 30, 2006. At June 30, 2006, the Company had no loans that were 90 days or more past due or non-accruing. There were no potential problem loans of which management was aware as of June 30, 2006. Activity in the allowance for loan losses for the first six months of 2006 and 2005 is presented below.

                                                                           June 30, 2006        June 30, 2005
                                                                           -------------        -------------
      Allowance for possible loan losses, beginning of year ............     $1,058,295             $919,384
      Provision for losses .............................................        335,802               35,794
      Charge-offs ......................................................       (277,768)                   -
      Recoveries .......................................................              -                    -
                                                                             ----------             --------
            Allowance for possible loan losses, end of period ..........     $1,116,329             $955,178
                                                                             ==========             ========

LIQUIDITY

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of liabilities. The Company manages both assets and liabilities to achieve appropriate levels of liquidity. Cash and short-term investments are the Company's primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. The investment portfolio is the Company's principal source of secondary asset liquidity. However, the availability of this source of funds is influenced by market conditions. Individual and commercial deposits and borrowings are the Company's primary source of funds for credit activities. The Company has lines of credit with unrelated banks and with the FHLB of Atlanta. The bank lines total $4.4 million and are available on a one to fourteen day basis for general corporate purposes of the Bank. The FHLB line is based on the availability of eligible collateral with a maximum borrowing capacity of 10% of Bank assets. The Bank currently has $4.3 million borrowed under the FHLB line. Approximately $7.8 million is available under the FHLB line. Management believes that the Company's liquidity sources are adequate to meet its operating needs.



OFF BALANCE SHEET RISK

Through the operations of the Bank, the Company has contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank's customers at predetermined interest rates for a specified period of time. Commitments are subject to various conditions which are expected to reduce the credit risk to the Company. At June 30, 2006, the Bank had issued commitments to extend credit of $21.8 million through various types of lending arrangements. Of that amount, approximately $14.2 million was undisbursed amounts of closed-end loans, $1.1 million related to unused overdraft protection, and approximately $6.4 million was related to lines of credit. The Bank's management evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by management upon extension of credit, is based on a credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial or residential real estate. Management manages the credit risk on these commitments by subjecting them to normal underwriting and risk management processes. The Bank also had standby letters of credit outstanding of approximately $758,000 at June 30, 2006. An immaterial amount of fees were collected related to these commitments and letters of credit during the quarter ended June 30, 2006. Historically many of these commitments and letters of credit expire unused, and the total amount committed as of June 30, 2006 is not necessarily expected to be funded. The Bank offers an automatic overdraft protection product to checking account customers. Each qualified account with the automatic overdraft protection feature can have up to $500 of paid overdrafts. Unused overdraft protection was $1.1 million as of June 30, 2006. The majority of this is not expected to be utilized. As of June 30, 2006 accounts in overdraft status totaled $27,476.

CAPITAL RESOURCES

The capital base for the Company increased by $2.5 million for the first six months of 2006, due to net income and a secondary offering of common stock. This increase was partially off-set by an unrealized loss on investment securities. The Company's equity to asset ratio was 13.6% as of June 30, 2006 and 12.2% as of December 31, 2005. The Company expects to continue to leverage its capital as the Bank grows. The Company completed a secondary offering of 445,000 shares of its common stock, 140,195 shares of which were sold in January 2006. The net proceeds of this offering will be used to support the Company's continued growth. The FDIC has established guidelines for capital requirements for banks. As of June 30, 2006, the Bank is considered well capitalized based on the capital requirement levels that are to be maintained according to FDIC guidelines.

                                 Capital Ratios

                                                                                                                  Adequately
                                                                                     Well Capitalized             Capitalized
                                                                Actual                  Requirement               Requirement
                                                                ------                  -----------               -----------
                                                          Amount       Ratio        Amount        Ratio        Amount       Ratio
                                                          ------       -----        ------        -----        ------       -----
Total capital to risk weighted assets ...............    $ 16,839      17.3%       $ 9,760        10.0%       $ 7,808        8.0%
Tier 1 capital to risk weighted assets ..............    $ 15,723      16.1%       $ 5,856         6.0%       $ 3,904        4.0%
Tier 1 capital to average assets ....................    $ 15,723      13.1%       $ 6,001         5.0%       $ 4,801        4.0%

The Federal Reserve has also established guidelines for capital requirements for bank holding companies that are similar to the FDIC's guidelines for banks. At June 30, 2006, the Company exceeded all of the minimum requirements of the Federal Reserve guidelines.

As of April 11, 2006, the Company's Board of Directors declared a 10% stock dividend to shareholders of record on May 9, 2006 payable on May 26, 2006. As a result of the dividend, 161,375 shares were issued. All share and per share amounts have been restated to reflect the dividend. The dividend has also been reflected in the accompanying Consolidated Statement of Shareholders' Equity for the six months ended June 30, 2006.

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


Part II - Other Information

ITEM 4.  Submission of Matters to a Vote of Security Holders
            The Company held its annual meeting of shareholders on May 9, 2006. At that meeting four directors were elected to each serve three year terms and one director was elected to serve a one year term. The voting results were as follows:

                                Name                             For          Withhold        Broker Non-Votes
                                ----                             ---          --------        ----------------
           Joe E. Hooper                                       953,167         2,800                  0
           Robert R. Spearman                                  953,167         2,800                  0
           John M. Warren, Jr.                                 953,167         2,800                  0
           George I. Wike, Jr.                                 953,167         2,946                  0
           Jennifer M. Champagne (one year term)               953,167         2,800                  0

         The following directors' terms of office continued after the annual meeting: Ben L. Garvin (2008), J. Bruce Gaston (2008), S. Ervin Hendricks, Jr.
(2008), J. Rodger Anthony (2007), Walter L. Brooks (2007), T. Edward Childress, III (2007).

ITEM 6.  Exhibits

Exhibits:
31-1                       Rule 13a-14(a)/ 15d-14(a) Certifications of Chief
                           Executive Officer
31-2                       Rule 13a-14(a)/Rule 15d-14(a) Certifications of
                           Chief Financial Officer
32                         18 U.S.C. Section 1350 Certifications

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   Cornerstone Bancorp
                      (Registrant)


By:  s/J. Rodger Anthony                                   Date: August 10, 2006
    ------------------------------------------------------
       J. Rodger Anthony
       Chief Executive Officer



By:  s/Jennifer M. Champagne                               Date: August 10, 2006
    ------------------------------------------------------
       Jennifer M. Champagne
       Senior Vice President and Chief Financial Officer
       (Principal financial officer)

                                    Exhibits


31-1                       Rule 13a-14(a)/ 15d-14(a) Certifications of Chief
                           Executive Officer
31-2                       Rule 13a-14(a)/Rule 15d-14(a) Certifications of
                           Chief Financial Officer
32                         18 U.S.C. Section 1350 Certifications