Form 10QSB
period 2006-09-30
CORNERSTONE BANCORP/SC
filed 2006-11-13
CIK 1087455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

[ ] Yes    [X] No


         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock - No Par Value, 1,777,313 shares outstanding on November 10, 2006

Transitional Small Business Issuer Disclosure Format: [ ]  Yes  [X]  No

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                       CORNERSTONE BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                                 September 30,          December 31,
                                                                                                     2006                   2005
                                                                                                     ----                   ----
ASSETS                                                                                            (Unaudited)

Cash and due from banks ..............................................................         $   3,730,189          $   2,716,965

Federal funds sold ...................................................................             6,551,000              3,183,000
                                                                                               -------------          -------------

     Cash and cash equivalents .......................................................            10,281,189              5,899,965

Investment securities
     Available-for-sale ..............................................................            18,074,523              9,689,665
     Held-to-maturity (Fair value $2,497,875 at September 30, 2006 and
       $3,707,125 at December 31, 2005) ..............................................             2,500,926              3,704,861
     Other investments ...............................................................               813,600                609,800

Loans, net ...........................................................................            89,846,330             86,273,605

Property and equipment, net ..........................................................             4,402,679              4,577,858

Cash surrender value of life insurance policies ......................................             1,616,244              1,573,038

Other assets .........................................................................             1,525,934                972,872
                                                                                               -------------          -------------
         Total assets ................................................................         $ 129,061,425          $ 113,301,664
                                                                                               =============          =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
     Deposits
         Noninterest bearing .........................................................         $  12,151,605          $  10,451,922
         Interest bearing ............................................................            89,714,442             81,200,119
                                                                                               -------------          -------------
         Total deposits ..............................................................           101,866,047             91,652,041
     Customer repurchase agreements ..................................................             5,480,166              3,083,884
     Borrowings from Federal Home Loan Bank of Atlanta ...............................             4,233,380              4,346,505
     Other liabilities ...............................................................               494,489                391,249
                                                                                               -------------          -------------
         Total liabilities
                                                                                                 112,074,082             99,473,679
                                                                                               -------------          -------------

Commitments and contingencies

Shareholders' equity
     Preferred stock, 10,000 shares authorized, no shares issued .....................                     -                      -
     Common stock, no par value, 20,000,000 shares authorized,
         1,777,313 and 1,475,743 shares issued at September 30,
         2006 and December 31, 2005, respectively ....................................            15,967,720             13,071,896
     Retained earnings ...............................................................             1,023,745                837,565
     Accumulated other comprehensive loss ............................................                (4,122)               (81,476)
                                                                                               -------------          -------------

         Total shareholders' equity ..................................................            16,987,343             13,827,985
                                                                                               -------------          -------------
         Total liabilities and shareholders' equity ..................................         $ 129,061,425          $ 113,301,664
                                                                                               =============          =============

The accompanying notes are an integral part of these consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                        For the three months ended         For the nine months ended
                                                                               September 30                      September 30,
                                                                               ------------                      -------------
                                                                        2006                 2005            2006             2005
                                                                        ----                 ----            ----             ----
Interest and Dividend Income
  Interest and fees on loans ...................................       $1,928,713       $1,499,540       $5,491,649       $4,016,347
  Investment securities ........................................          226,243          116,271          542,955          344,739
  Federal funds sold and interest bearing balances .............          104,695           33,324          238,276           75,824
                                                                       ----------       ----------       ----------       ----------
        Total interest  income .................................        2,259,651        1,649,135        6,272,880        4,436,910
                                                                       ----------       ----------       ----------       ----------

Interest Expense
  Deposits .....................................................          774,644          521,989        2,065,481        1,356,575
  Borrowings and customer repurchase agreements ................           76,310           52,641          191,626          140,436
                                                                       ----------       ----------       ----------       ----------
        Total interest expense .................................          850,954          574,630        2,257,107        1,497,011
                                                                       ----------       ----------       ----------       ----------

Net Interest Income ............................................        1,408,697        1,074,505        4,015,773        2,939,899
Provision for Loan Losses ......................................           71,172           52,410          406,974           88,204
                                                                       ----------       ----------       ----------       ----------

     Net interest income after provision
       for loan losses .........................................        1,337,525        1,022,095        3,608,799        2,851,695
                                                                       ----------       ----------       ----------       ----------

Noninterest Income
  Service charges on deposit accounts ..........................          123,971          111,275          348,952          296,754
  Mortgage loan origination fees ...............................          185,534          152,139          468,004          356,841
  Gain on sale of land .........................................                -                -          241,696                -
  Other ........................................................           20,384           20,788           65,092           68,296
                                                                       ----------       ----------       ----------       ----------
     Total noninterest income ..................................          329,889          284,202        1,123,744          721,891
                                                                       ----------       ----------       ----------       ----------

Noninterest Expense
  Salaries and employee benefits ...............................          567,524          511,848        1,730,849        1,418,570
  Premises and equipment .......................................          147,538          140,240          430,640          375,117
  Data processing ..............................................           52,644           41,096          151,796          101,812
  Professional fees ............................................           37,023           28,050          110,021           81,142
  Supplies .....................................................           21,939           30,251           73,477           70,551
  Advertising ..................................................           26,677           20,656           69,115           54,949
  Other ........................................................          121,667           95,930          381,469          274,986
                                                                       ----------       ----------       ----------       ----------
     Total noninterest expense .................................          975,012          868,071        2,947,367        2,377,127
                                                                       ----------       ----------       ----------       ----------
     Net income before taxes ...................................          692,402          438,226        1,785,176        1,196,459
Provision for income taxes .....................................          235,190          162,793          601,498          439,257
                                                                       ----------       ----------       ----------       ----------
     Net income ................................................       $  457,212       $  275,433       $1,183,678       $  757,202
                                                                       ==========       ==========       ==========       ==========

Earnings Per Share (1)
  Basic ........................................................       $      .26       $      .21       $      .67       $      .59
  Diluted ......................................................       $      .25       $      .21       $      .65       $      .58
Weighted Average Shares Outstanding (1)
  Basic ........................................................        1,777,313        1,288,032        1,768,711        1,288,032
  Diluted ......................................................        1,822,114        1,325,014        1,815,815        1,313,917

(1) Earnings per share and weighted average shares outstanding reflect the stock dividend declared in April 2006.

The accompanying notes are an integral part of these consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
              For the nine months ended September 30, 2006 and 2005
                                   (Unaudited)

                                                                 Common stock                         Accumulated
                                                                 ------------                              other          Total
                                                                                          Retained     comprehensive   shareholders'
                                                           Shares           Amount        earnings         loss           equity
                                                           ------           ------        --------         ----           ------

Balance, December 31, 2004 ...........................      1,064,656   $  8,253,812   $    543,807    $    (20,159)   $  8,777,460
Net income ...........................................              -              -        757,202               -         757,202
Other comprehensive income, net of income taxes
Unrealized loss on investment securities .............              -              -              -         (44,263)        (44,263)
                                                                                                                       ------------
Comprehensive income .................................              -              -              -               -         712,939
Stock dividend (10%), net of cash in lieu
   of fractional shares ..............................        106,282        764,938       (767,508)              -          (2,570)
                                                            ---------   ------------   ------------    ------------    ------------

Balance, September 30, 2005
                                                            1,170,938   $  9,018,750   $    533,501    $    (64,422)   $  9,487,829
                                                            =========   ============   ============    ============    ============

Balance, December 31, 2005 ...........................      1,475,743   $ 13,071,896   $    837,565    $    (81,476)   $ 13,827,985
Net income ...........................................              -              -      1,183,678               -       1,183,678
Other comprehensive income, net of income taxes
Unrealized gain on investment securities .............              -              -              -          77,354          77,354
                                                                                                                       ------------
Comprehensive income .................................              -              -              -               -       1,261,032
Options granted ......................................              -         14,838              -               -          14,838
Issuance of shares in secondary offering,
   net of expenses ...................................        140,195      1,886,524              -               -       1,886,524
Stock dividend payable (10%), net of cash
   in lieu of fractional shares ......................        161,375        994,462       (997,498)              -          (3,036)
                                                            ---------   ------------   ------------    ------------    ------------

Balance, September 30, 2006 ..........................      1,777,313   $ 15,962,720   $  1,023,745    $     (4,122)   $ 16,987,343
                                                            =========   ============   ============    ============    ============











The accompanying notes are an integral part of these consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                        For the nine months ended
                                                                                                              September 30,
                                                                                                                        ---
                                                                                                       2006                  2005
                                                                                                       ----                  ----

Operating Activities
     Net income ..........................................................................        $  1,183,678         $    757,202
     Adjustments to reconcile net income to net cash provided by operating activities
        Depreciation and amortization ....................................................             209,682              188,480
        Provision for loan losses ........................................................             406,974               88,204
        Non-cash option expense ..........................................................              14,838                    -
        Gain on sale of land .............................................................            (241,696)                   -
     Changes in operating assets and liabilities
        Change in interest receivable ....................................................            (218,471)             (72,746)
        Change in other assets ...........................................................            (377,797)            (123,038)
        Change in other liabilities ......................................................              63,395             (139,305)
                                                                                                  ------------         ------------

           Net cash provided by operating activities .....................................           1,040,603              698,797
                                                                                                  ------------         ------------

Investing Activities
     Proceeds from maturities and principal repayments
        of available for sale securities .................................................           3,954,696            1,099,615
     Proceeds from redemption of FHLB stock ..............................................                   -              135,200
     Proceeds from sales of land .........................................................             273,493                    -
     Purchase of FHLB and Federal Reserve stock ..........................................            (203,800)            (212,900)
     Purchase of property and equipment ..................................................             (58,584)            (996,008)
     Purchase of investment securities available for sale ................................         (11,026,135)                   -
     Net increase in loans to customers ..................................................          (3,979,699)          (6,458,140)
                                                                                                  ------------         ------------

           Net cash used for investing activities ........................................         (11,040,029)          (6,432,233)
                                                                                                  ------------         ------------

Financing Activities
     Net increase in demand, savings and time deposits ...................................          10,214,006            8,763,622
     Net increase (decrease) in customer repurchase agreements ...........................           2,396,282           (2,421,728)
     Proceeds from FHLB advances .........................................................                   -            4,045,000
     Repayment of FHLB advances ..........................................................            (113,126)          (3,060,787)
     Cash paid in lieu of fractional shares ..............................................              (3,036)              (2,570)
     Proceeds from sale of common stock, net .............................................           1,886,524                    -
                                                                                                  ------------         ------------

           Net cash provided by financing activities .....................................          14,380,650            7,323,537
                                                                                                  ------------         ------------

           Net increase in cash and cash equivalents .....................................           4,381,224            1,590,101

Cash and Cash Equivalents, Beginning of Period ...........................................           5,899,965            7,139,442
                                                                                                  ------------         ------------

Cash and Cash Equivalents, End of Period .................................................        $ 10,281,189         $  8,729,543
                                                                                                  ============         ============

Supplemental Information
    Cash paid for interest ...............................................................        $  2,226,719         $  1,508,090
    Cash paid for income taxes ...........................................................        $    690,200         $    679,000

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

Earnings per Share

Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" requires that the Company present basic and diluted net income per common share. The assumed conversion of stock options creates the difference between basic and diluted net income per share. Income per share is calculated by dividing net income by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares outstanding for basic net income per common share for the three month period ended September 30, 2006 was 1,777,313 shares. The weighted average number of common shares outstanding for diluted net income per share for the quarter ended September 30, 2006 was 1,822,114 shares. The weighted average number of common shares outstanding for basic earnings per common share was 1,288,032 for the three-month period ended September 30, 2005. The weighted average number of common shares for diluted net income per common share was 1,325,014 for the three months ended September 30, 2005. There were 19,800 options that were anti-dilutive as of September 30, 2006.

The weighted average number of common shares outstanding for basic net income per common share for the nine month period ended September 30, 2006 was 1,768,711 shares. The weighted average number of common shares outstanding for diluted net income per share for the nine months ended September 30, 2006 was 1,815,815 shares. The weighted average number of common shares outstanding for basic earnings per common share was 1,288,032 for the nine month period ended September 30, 2005. The weighted average number of common shares for diluted net income per common share was 1,313,917 for the nine months ended September 30, 2005.

The Company declared a ten percent common stock dividend on April 11, 2006, payable May 26, 2006 to shareholders of record May 9, 2006. Share and per share data for 2005 has been restated to reflect this transaction and 2006 per share data has been calculated assuming the effect of the ten percent stock dividend as if it had occurred on January 1, 2006.

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

Prior to adopting the provisions of SFAS No. 123(R), the Company accelerated the three year vesting schedule of the outstanding options so that the accounting for those options would have been entirely completed under the provisions of APB No. 25. As a result, the Company included pro forma disclosures in the financial statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005 showing the effect that outstanding options would have had on the financial statements had the Company been accounting for stock-based compensation under the provisions of SFAS No. 123(R). The options expire ten years from the date of grant. At December 31, 2005, options to purchase 45,738 shares were outstanding and exercisable at a weighted average price of $10.03 after giving effect to stock dividends, including the 2006 dividend declared on April 11, 2006. See Notes 1 and 16 to the financial statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005 for additional information.

The amount of the expense is based on an estimate of the fair value of each option estimated on the date of grant using the Black-Scholes option pricing model. In adopting SFAS No. 123(R), the Company elected to use the modified prospective method to account for the transition from the intrinsic value method to the fair value recognition method. Under the modified prospective method, compensation cost is recognized from the adoption date forward for all new stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of grant. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                                                                                    Nine Months Ended September 30,
                                                                                                    -------------------------------
                                                                                                       2006                 2005
                                                                                                       ----                 ----
Net income as reported .....................................................................        $  1,183,678        $   757,202
Add:  Stock-based  employee  compensation  expense  included in reported  net
      income, net of related tax effects ...................................................              14,838                  -
Deduct:  Total stock-based  employee  compensation  expense  determined under
     fair value based method for all awards, net of related tax effects ....................             (14,838)            (5,144)
                                                                                                    ------------        -----------
Pro  forma  net  income  including  stock-based  compensation  cost  based on
     fair-value method .....................................................................        $  1,183,678        $   752,058
                                                                                                    ============        ===========
Earnings per share:
     Basic--as reported ....................................................................        $        .67        $       .59
                                                                                                    ============        ===========
     Basic--pro forma ......................................................................        $        .67        $       .58
                                                                                                    ============        ===========
     Diluted--as reported ..................................................................        $        .65        $       .58
                                                                                                    ============        ===========
     Diluted--pro forma ....................................................................        $        .65        $       .57
                                                                                                    ============        ===========

On January 4, 2006, the Board of Directors awarded options to purchase 19,800 shares to executive officers and directors under the 2003 Plan. The options vest over five years and expire ten years from the date of grant. The exercise price is $12.27 per share. The number of shares subject to options and the exercise price have been adjusted to give effect to the April 2006 stock dividend. The risk free interest rate used in the calculation was 4.36% percent (equal to the U.S. Treasury 10 year constant maturity on the date of grant) and the assumed dividend rate was zero. The expected option life was 10 years. Volatility was estimated at 18% through a review of stock trades known to management over the previous 12 months. Management is aware of limited trades, which may not represent market as the stock is not actively traded and the information may not represent arm's length transactions between unrelated persons. For the three months ended September 30, 2006, the Company expensed $4,946 related to the options granted in 2006. For the nine months ended September 30, 2006, the Company expensed $14,838 related to the options granted in 2006. The expense is included in Salaries and employee benefits in the accompanying consolidated statement of income.

The Company awarded options to its Organizers in 1999 (the "Organizers' Options"). Each of the organizing directors was awarded options to purchase 4,000 shares of the Company's common stock at $10.00 per share. The options expire 10 years from the date of grant. Since 1999 no options have been exercised and 4,000 have been forfeited. As of September 30, 2006, after the effect of stock dividends, there are 57,978 Organizers' Options outstanding. Each option is exercisable at a price of $6.21. These options vested in 2002 and were accounted for under the provisions of APB No. 25.

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

Concentrations of credit risk

The Bank makes loans to individuals and small businesses located primarily in upstate South Carolina for various personal and commercial purposes. The Bank has a diversified loan portfolio and borrowers' ability to repay loans is not dependent upon any specific economic sector. The Bank monitors the portfolio for concentrations of credit on a quarterly basis using North American Industry Codes ("NAIC"). The Bank has loans in two NAIC categories that each represents more than 10% of the portfolio. The NAIC concentrations are 19% in Residential Building Construction and 20% in Real Estate and Rental and Leasing. The portfolio also has loans representing 21 other NAIC categories. The Bank does not make long term (more than 15 years) mortgage loans, does not offer loans with negative amortization features, long-term interest only features, or loans with loan to collateral value ratios in excess of 100%. The Bank does offer loan products with features that can increase credit risk during periods of declining economic conditions such as adjustable rate loans, interest-only loans, and loans with amortization periods that differ from the maturity date (i.e., balloon payment loans). However, the Bank evaluates each customer's credit worthiness based on current and expected economic conditions and underwrites and monitors each loan for associated risks. Loans made with exceptions to internal loan guidelines and those with loan to collateral value ratios in excess of regulatory guidelines are monitored and reported to the Board of Directors on a monthly basis. As of September 30, 2006, the Bank has $2.5 million of loans which exceed the regulatory loan to value guidelines. This amount is well within the maximum allowable exceptions to the guidelines.

Recently issued accounting standards

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently analyzing the effects of FIN 48.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company's financial statements.

In September, 2006, The FASB ratified the consensuses reached by the FASB's Emerging Issues Task Force (EITF) relating to EITF 06-4 "Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements". EITF 06-4 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with FASB Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", or Accounting Principles Board (APB) Opinion No. 12, "Omnibus Opinion--1967". EITF 06-4 is effective for fiscal years beginning after December 15, 2006. Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The Company does not believe the adoption of EITF 06-4 will have a material impact on its financial position, results of operations and cash flows.

On September 13, 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulleting No. 108 ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, Companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company's balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB 108 and determined that upon adoption it will have no impact on the reported results of operations or financial conditions.
Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations and cash flows.

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

The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing in the Cornerstone Bancorp Form 10-KSB for the year ended December 31, 2005. The discussion will concentrate on operations for the quarter and nine month period ended September 30, 2006. Results of operations for the three and nine month periods ending September 30, 2006 are not necessarily indicative of the results to be attained for any other period.

Forward-looking statements

Statements included in this report which are not historical in nature are intended to be, and are hereby identified as "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "estimate", "project", "intend", "expect", "believe", "anticipate", "plan", and similar expressions identify forward-looking statements. The Company cautions readers that forward looking statements including without limitation, those relating to the Company's new offices, future business prospects, revenues, working capital, adequacy of the allowance for loan losses, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ from those indicated in the forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the SEC.

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

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended September 30, 2006 and 2005

The Company's net income for the three months ended September 30, 2006 was $457,212, or $.26 per basic share, compared to $275,433, or $.21 per basic share, for the three months ended September 30, 2005, an increase of 66.0% in net income (the increase in net income per share was only 23.8% due to the larger number of shares outstanding in 2006. The increase is primarily due to growth of the bank, coupled with an increase in the net interest margin. On April 11, 2006 the Company's Board of Directors declared a 10% stock dividend payable on May 26, 2006 to all shareholders of record on May 9, 2006. The 2005 earnings per share calculations in this quarterly report have been adjusted to reflect the stock dividend. Earnings per share for 2006 also reflect the stock dividend as if it has occurred on January 1, 2006.

Net interest income was $1.4 million for the three months ended September 30, 2006, compared to $1.1 million for the three months ended September 30, 2005. The increase was primarily the result of the growth of earning assets and growth in the net interest margin from 2005 to 2006. The net interest margin increased from 4.46% for the quarter ended September 30, 2005 to 4.78% for the quarter ended September 30, 2006 and contributed to the increase in net income.

The amount of the Company's provision for loan losses for the three months ended September 30, 2006 was $71,172 compared to $52,410 for the three months ended September 30, 2005. Additions to the allowance during the third quarter of 2006 primarily relate to growth in the portfolio. Management has sought to provide the amount estimated to be necessary to maintain an allowance for loan losses that was adequate to cover the level of loss that management believed to be inherent in the portfolio as a whole, taking into account the Company's experience, economic conditions and information about borrowers available at the time of the analysis. Management prepares an analysis that is comprised of two parts. One part of the analysis is prepared by examining individual loans that have been determined to have characteristics of higher risk credits, and is consistent with SFAS No. 114 "Accounting by Creditors for Impairment of a Loan". The second part of the analysis is prepared in accordance with SFAS No. 5 "Accounting for Contingencies", and focuses on pools of loans with similar risk characteristics. The Bank accounted for charge-offs of $304,192 and no recoveries during the nine month period ended September 30, 2006. The charge-off amount related to three loans. As it relates to the largest two of these loans, which total approximately $275,000, the Bank plans to make every effort to achieve some recovery in the future, although the amount of such recovery is currently not estimable. See "Loans" for additional information on the Company's loan portfolio and allowance for loan losses.

Noninterest income for the three months ended September 30, 2006 was $329,889 compared to $284,202 for the three months ended September 30, 2005. The increase was primarily the result of increases in service charges on deposit accounts and mortgage loan origination fees.

Total noninterest expense for the three months ended September 30, 2006 was $975,012 versus $868,071 for the three months ended September 30, 2005. Expenses increased primarily as a result of increases in salaries and benefits, professional fees, data processing and other expenses. Salaries and benefits increased $55,676 or 11% as a result of annual performance increases, commissions on mortgage loan originations, and the increasing costs of benefits. As of September 30, 2006, the Company employed 36 full-time personnel. Data processing expenses increased due to the increase in the number of accounts processed. Professional fees increased 32% due to outsourced computer network services. The outsourced computer network services were only purchased on an as needed basis in prior years, and were included in either maintenance costs or fixed asset amounts of assets purchased and installed. In 2006 the firm performing the network engineering and maintenance was placed on retainer, and the scope of their services increased. These expenses are included in professional fees in 2006. Other expenses include increased automated teller machine processing expenses, increased expenses for loan processing, increases for training and development, and increased directors' fees.

Net Interest Income

Net interest income is the difference between the interest earned on earning assets and the interest paid for funds acquired to support those assets. Net interest income, the principal source of the Company's earnings, was $1.4 million for the three months ended September 30, 2006 and $1.1 million for the three months ended September 30, 2005.

Changes that affect net interest income are changes in the average rate earned on interest earning assets, changes in the average rate paid on interest bearing liabilities, and changes in the volume of interest earning assets and interest bearing liabilities. Average earning assets for the three months ended September 30, 2006 were $116.9 million and for the quarter ended September 30, 2005 were $95.7 million. The increase was mainly attributable to a $10.6 million increase in average loans primarily supported by a $9.8 million increase in average interest bearing deposits. The Company continues to grow at a steady rate, with core business and strong customer relationships.

For the three months ended September 30, 2006 the average yield on earning assets was 7.67% while the average cost of interest-bearing liabilities was 3.50%. For the three months ended September 30, 2005 the average yield on earning assets was 6.84% and the average cost of interest bearing liabilities was 2.70%. The increase in the yield on earning assets and the cost of interest bearing liabilities is attributable to a higher short-term interest rate environment.

The net interest margin is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest earning assets. The net interest margin for the three months ended September 30, 2006 was 4.78% compared to 4.46% for the three months ended September 30, 2005. The increase in the net interest margin is attributable to asset sensitivity in the balance sheet as short term interest rates have increased as well as faster growth in interest earning assets as compared to interest bearing liabilities.

The table below illustrates the average balances of interest earning assets and interest bearing liabilities and the resulting annualized yields and costs for the three month periods ended September 30, 2006 and 2005.

                                                             September 30, 2006                          September 30, 2005
                                                             ------------------                          ------------------
                                                     Average                     Average        Average                     Average
                                                     Balance       Interest     Yield/Cost      Balance       Interest    Yield/Cost
                                                     -------       --------     ----------      -------       --------    ----------
Investments .................................    $ 18,745,897     $    226,243     4.79%    $ 12,134,806    $    116,271       3.80%
Fed Funds Sold ..............................       8,047,886          104,695     5.16%       4,054,309          33,324       3.26%
Loans .......................................      90,099,815        1,928,713     8.49%      79,470,083       1,499,540       7.49%
                                                 ------------     ------------              ------------     -----------
   Total interest earning assets ............     116,893,598        2,259,651     7.67%      95,659,198       1,649,135       6.84%
                                                 ============     ------------              ============     -----------

Interest bearing transaction accounts .......      13,868,484           37,716     1.08%      12,867,891          32,717       1.01%
Savings and money market ....................      10,606,982           47,222     1.77%      10,666,233          32,084       1.19%
Time deposits ...............................      62,081,265          689,706     4.41%      53,168,388         457,188       3.41%
                                                 ------------     ------------              ------------    ------------
   Total interest bearing deposits ..........      86,556,731          774,644     3.55%      76,702,512         521,989       2.70%
Customer repurchase agreements ..............       5,658,187           36,770     2.58%       3,383,456          13,512       1.58%
Borrowings from FHLB Atlanta ................       4,253,238           39,540     3.69%       4,221,026          39,129       3.68%
                                                 ------------     ------------              ------------    ------------
   Total interest bearing liabilities .......    $ 96,468,156          850,954     3.50%    $ 84,306,994         574,630       2.70%
                                                 ============     ------------              ============    ------------

Net interest income .........................                     $  1,408,697                              $  1,074,505
                                                                  ============                              ============
Interest rate spread ........................                                      4.17%                                       4.14%
Interest margin .............................                                      4.78%                                       4.46%

The Bank, which accounts for all of the Company's sensitivity to changes in interest rates, measures interest sensitivity using various measures. Using a static GAP measurement, which compares the amount of interest sensitive assets repricing within a one year time period as compared to the amount of interest sensitive liabilities repricing within the same time frame, the Bank's sensitivity to changes in interest rates can be analyzed. Although this method does not take into account loan prepayments and other non-contractual changes in balances and the applicable interest rates, it does give some information as to possible changes in net interest income that could be expected simply as a result of changes in interest rates. As of September 30, 2006, the Bank's cumulative Gap ratio was .83 through 12 months. This indicates a slightly liability-sensitive position as of September 30, 2006. In a period of rising interest rates, asset-sensitive balance sheets would be expected to experience a widening of the net interest margin, while liability-sensitive balance sheets can experience pressure on the net interest margin. In a period of decreasing interest rates, liability-sensitive balance sheets typically experience a widening of the net interest margin and asset-sensitive balance sheets experience the opposite effect.

Currently the magnitude and direction of changes in overall interest rates is not known. However, following a period of rapid increases in market interest rates, interest rates often stop increasing or potentially decrease. The Bank's management has attempted to position the Company's balance sheet to be somewhat neutral to interest rate risk.

Results of Operations for the Nine Months Ended September 30, 2006 and 2005

The Company's net income for the nine months ended September 30, 2006 was $1.2 million or $.67 per basic and $.65 per diluted share compared to $757,202 or $.59 per basic and $.58 per diluted share for the nine months ended September 30, 2005. 2005 earnings per share calculations have been adjusted to reflect the April 2006 stock dividend. Earnings per share for 2006 also reflect the stock dividend as if it had occurred on January 1, 2006. The increase in net income is due to growth of the Bank and an increase in the net interest margin. A gain on the sale of land of $241,696 in the second quarter of 2006 was offset by an increase in the provision for loan losses of $250,000 that occurred in the first quarter of 2006.

Net interest income was $4.0 million for the nine months ended September 30, 2006 compared to $2.9 million for the nine months ended September 30, 2005. The increase was primarily the result of the Bank's growth from 2005 to 2006 and an increase in the net interest margin over the same period.

The amount of the Company's provision for loan losses for the nine months ended September 30, 2006 was $406,974 compared to $88,204 for the nine months ended September 30, 2005. In the first quarter of 2006 the Bank increased the provision for loan losses for two specific loans which were charged off in April 2006. In each period, management has sought to provide the amount estimated to be necessary to maintain an allowance for loan losses that was adequate to cover the level of loss that management believed to be inherent in the portfolio as a whole, taking into account the Company's experience, economic conditions and information about borrowers available at the time of the analysis. Charge-offs totaled $304,192, and there have been no recoveries to date in 2006. See "Loans" for additional information on the Company's loan portfolio and allowance for loan losses.

Noninterest income for the nine months ended September 30, 2006 was $1.1 million compared to $721,891 for the nine months ended September 30, 2005. The increase was the result of a combination of growth in service charges on deposit accounts, growth in mortgage loan origination fees, and a gain on the sale of land. Service charges on deposit accounts increased due to the opening of new accounts, especially in the Bank's third full-service location, which opened in July 2005. Mortgage loan origination fees increased due to an increase in the number of loans originated for other lenders in 2006 compared to 2005. The land sold at a gain was unneeded land acquired as part of a larger tract where the Bank built a branch office. The land was sold at a gain of $241,696.

Total noninterest expense for the nine months ended September 30, 2006 was $2.9 million versus $2.4 million for the nine months ended September 30, 2005. Salaries increased 22% due to the salaries of new personnel, increases in salaries of existing employees, increases in mortgage commissions, and increases in benefit costs. New personnel hired for the Powdersville branch location were not included in the 2005 results for a full nine months. Premises and equipment, data processing and other expenses were also affected by the branch added in the third quarter of 2005. Other expenses increased 39% in 2006 over 2005. Other expense includes a charge-off in the amount of $22,900 taken due to a counterfeit check. The Bank plans to make every effort to recover a portion of the amount charged-off. However, there can be no assurance that the bank will be able to recover any amount associated with this loss. Other expense also includes amounts such as network fees for an additional automated teller machine, additional check verification services, and other services that related to the additional branch opened in the third quarter of 2005.

Net Interest Income

Net interest income, was $4.0 million for the nine months ended September 30, 2006. This compared to $2.9 million for the nine months ended September 30, 2005. The increase was partially attributable to an increase in average loans and partially to an increase in the weighted average interest rate on loans. Average loans increased from $76.0 million for the first nine months of 2005 to $88.7 million of the first nine months of 2006. The average rate earned on loans was 8.28% for the first nine months of 2006 versus 7.07% during the first nine months of 2005. Average earning assets for the nine months ended September 30, 2006 increased to $111.5 million from the $91.8 million reported for the nine months ended September 30, 2005. Average interest bearing liabilities increased $11.4 million to $92.0 million for the nine months ended September 30, 2006. The increase was primarily in time deposits as more depositors return to this type of investment as interest rates increase.

For the nine months ended September 30, 2006 the average yield on earning assets was 7.52% while the average cost of interest-bearing liabilities was 3.28%. For the nine months ended September 30, 2005 the average yield on earning assets was 6.46% and the average cost of interest-bearing liabilities was 2.48%. The increase in the yield on earning assets and the cost of interest bearing liabilities is attributable to the higher overall interest rate environment. The net interest margin for the nine months ended September 30, 2006 was 4.81% compared to 4.28% for the nine months ended September 30, 2005. The Bank's advances from the FHLB also increased in cost to 3.70% in 2006 from 3.52% in 2005 as a result of lengthened maturities and rises in interest rates on new advances. The average yield on interest earning assets increased 106 basis points from the 2005 period to the 2006 period. During the same period, the Bank was able to hold the increases in its cost of funds to only 80 basis points.

The table below illustrates the average balances of interest earning assets and interest bearing liabilities and the resulting annualized yields and costs for the nine month periods ended September 30, 2006 and 2005.

                                                              September 30, 2006                       September 30, 2005
                                                              ------------------                       ------------------
                                                     Average       Interest      Average       Average       Interest      Average
                                                     Balance        Earned      Yield/Cost     Balance        Earned     Yield/Cost
                                                     -------        ------      ----------     -------        ------     ----------
Investments .................................    $ 16,305,732     $    542,955    4.45%     $ 12,264,478    $    344,739       3.76%
Fed Funds Sold ..............................       6,529,326          238,276    4.88%        3,520,458          75,824       2.88%
Loans .......................................      88,672,818        5,491,649    8.28%       76,000,877       4,016,347       7.07%
                                                 ------------     ------------              ------------    ------------
   Total interest earning assets ............     111,507,876        6,272,880    7.52%       91,785,813       4,436,910       6.46%
                                                 ============     ------------              ============    ------------

Interest bearing transaction accounts .......      14,182,210          113,947    1.07%       13,235,240         100,284       1.01%
Savings and money market ....................      10,050,915          122,206    1.63%       12,108,566         103,865       1.15%
Time deposits ...............................      58,865,936        1,829,328    4.15%       47,777,392       1,152,426       3.22%

                                                 ------------     ------------              ------------    ------------
   Total interest bearing deposits ..........      83,099,061        2,065,481    3.32%       73,121,198       1,356,575       2.48%
Customer repurchase agreements ..............       4,643,859           72,970    2.10%        3,695,912          40,873       1.48%
Advances from FHLB ..........................       4,291,155          118,656    3.70%        3,780,129          99,563       3.52%
                                                 ------------     ------------              ------------    ------------
   Total interest bearing liabilities .......    $ 92,034,075        2,257,107    3.28%     $ 80,597,239       1,497,011       2.48%
                                                 ============     ------------              ============    ------------

Net interest income .........................                     $  4,015,773                              $  2,939,899
                                                                  ============                              ============
Interest rate spread ........................                                     4.24%                                        3.98%
Interest margin .............................                                     4.81%                                        4.28%

BALANCE SHEET REVIEW

Total consolidated assets increased $15.8 million from $113.3 million at December 31, 2005 to $129.1 million at September 30, 2006. Major components of the increase were net loans, federal funds sold and investment securities. Net loans increased approximately $3.5 million, federal funds sold increased approximately $3.4 million, and investment securities increased approximately $7.4 million during the first nine months of 2006.

As of September 30, 2006 the Company held securities available for sale of approximately $18.1 million. These securities are held primarily for liquidity purposes and for pledging against public deposits and accounts exceeding the Federal Deposit Insurance Corporation ("FDIC") insurance limits. As such, these securities are generally, but may not ultimately be, held until their maturity. As of September 30, 2006 a portion of these securities, many of which were purchased during a lower interest rate environment, yield below market interest rates. As a result, some of these securities show unrealized losses when marked to market value at September 30, 2006. All of the securities in question have been issued by agencies of the US Government or municipal governments and, if applicable, have good bond ratings from various rating agencies. The Company currently has the ability and intent to hold these securities until their maturity at which time their full face value is expected to be realized. Based on the Company's intent and ability to hold these securities until maturity and based on their good credit ratings, management believes that the unrealized losses in the available for sale portfolio are temporary.

As of September 30, 2006 total deposits were $101.9 million, customer repurchase agreements were $5.5 million, and borrowings from the FHLB were $4.2 million. At December 31, 2005, deposits were $91.7 million, customer repurchase agreements were $3.1 million and borrowings from the FHLB were $4.3 million.

Management seeks to maintain sufficient cash and other forms of liquidity to meet both anticipated and unanticipated cash outflows and a balance sheet mix that effectively utilizes the Company's earning assets. Cash and due from banks amounted to $3.7 million at September 30, 2006 and $2.7 million at December 31, 2005.

LOANS

Commercial and industrial loans made up approximately 14.6% of the total loan portfolio as of September 30, 2006, totaling $13.2 million, compared to $19.1 million or 21.9% at December 31, 2005. Loans secured by real estate for construction and land development totaled $25.3 million or 27.8% of the total loan portfolio as of September 30, 2006 compared to $21.3 million or 24.4% of the portfolio at December 31, 2005. Nonresidential, nonfarm real estate loans totaled $28.6 million or 31.4% of the portfolio, while all other loans secured by real estate totaled $20.5 million or 22.6% of the total loan portfolio as of September 30, 2006. As of December 31, 2005 nonfarm, nonresidential loans were $25.6 million or 29.3 % of the portfolio and all other loans secured by real estate were $19.8 million or 22.7% of the portfolio. Installment loans and other consumer loans to individuals comprised $3.3 million or 3.6% of the total loan portfolio as of September 30, 2006, compared to $1.6 million or 1.8% of the portfolio as of December 31, 2005. As of September 30, 2006, the Bank had $49.5 million of loans or 55.0% of the net loan portfolio at variable rates of interest. Of the remaining loans in the portfolio, approximately $12.8 million mature within one year.

The allowance for loan losses was 1.28% of gross loans as of September 30, 2006 compared to 1.21% as of December 31, 2005. Management evaluates the adequacy of the allowance for loan losses based on various factors including a periodic and regular evaluation of loans in the portfolio, delinquency trends, overall risk characteristics of the various segments of the portfolio, prevailing and anticipated economic conditions, industry statistics, and other factors. Over the last nine months the portfolio has increased, even as rates have risen. The Company has increased the percentage of its portfolio that is invested in construction and land development loans, an area which has historically been associated with higher risk than single family, owner occupied real estate loans. Based on these changes and based on information available as of September 30, 2006, in management's opinion, the allowance for loan losses is adequate as of September 30, 2006. At September 30, 2006, the Company had no loans that were 90 days or more past due or non-accruing. There were no potential problem loans of which management was aware as of September 30, 2006. Activity in the allowance for loan losses for the first nine months of 2006 and 2005 is presented below.

                                                                             September 30,        September 30,
                                                                                  2006                 2005
                                                                                  ----                 ----
Allowance for possible loan losses, beginning of year ..................     $ 1,058,295           $   919,384
Provision for losses ...................................................         406,974                35,794
Charge-offs ............................................................        (304,192)                    -
Recoveries                                                                             -                     -
                                                                             -----------           -----------
      Allowance for possible loan losses, end of period ................     $ 1,161,077           $   955,178
                                                                             ===========           ===========

LIQUIDITY

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of liabilities. The Company manages both assets and liabilities to achieve appropriate levels of liquidity. Cash and short-term investments are the Company's primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. The investment portfolio is the Company's principal source of secondary asset liquidity. However, the availability of this source of funds is influenced by market conditions. Individual and commercial deposits and borrowings are the Company's primary source of funds for credit activities. The Company has lines of credit with unrelated banks and with the FHLB of Atlanta. The bank lines total $4.4 million and are available on a one to fourteen day basis for general corporate purposes of the Bank. The FHLB line is based on the availability of eligible collateral with a maximum borrowing capacity of 10% of Bank assets. The Bank currently has $4.2 million borrowed under the FHLB line. Approximately $8.7 million is available under the FHLB line. Management believes that the Company's liquidity sources are adequate to meet its operating needs.

OFF BALANCE SHEET RISK

Through the operations of the Bank, the Company has contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank's customers at predetermined interest rates for a specified period of time. Commitments are subject to various conditions which are expected to reduce the credit risk to the Company. At September 30, 2006, the Bank had issued commitments to extend credit of $19.9 million through various types of lending arrangements. Of that amount, approximately $13.5 million was undisbursed amounts of closed-end loans, $1.2 million related to unused overdraft protection, and approximately $6.4 million was related to lines of credit. The Bank's management evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by management upon extension of credit, is based on a credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial or residential real estate. Management manages the credit risk on these commitments by subjecting them to normal underwriting and risk management processes. The Bank also had standby letters of credit outstanding of approximately $499,000 at September 30, 2006. An immaterial amount of fees were collected related to these commitments and letters of credit during the quarter ended September 30, 2006. Historically many of these commitments and letters of credit expire unused, and the total amount committed as of September 30, 2006 is not necessarily expected to be funded. The Bank offers an automatic overdraft protection product to checking account customers. Each qualified account with the automatic overdraft protection feature can have up to $500 of paid overdrafts. Unused overdraft protection was $1.2 million as of September 30, 2006. The majority of this is not expected to be utilized. As of September 30, 2006 accounts in overdraft status totaled $26,295.

CAPITAL RESOURCES

The capital base for the Company increased by $3.2 million for the first nine months of 2006, due to net income and a secondary offering of common stock. The Company's equity to asset ratio was 13.2% as of September 30, 2006 and 12.2% as of December 31, 2005. The Company expects to continue to leverage its capital as the Bank grows. The Company completed a secondary offering of 445,000 shares of its common stock, 140,195 shares of which were sold in January 2006. The net proceeds of this offering will be used to support the Company's continued growth. The FDIC has established guidelines for capital requirements for banks. As of September 30, 2006, the Bank is considered well capitalized based on the capital requirement levels that are to be maintained according to FDIC guidelines.

                                 Capital Ratios

                                                                                                                Adequately
                                                                                   Well Capitalized             Capitalized
                                                              Actual                  Requirement               Requirement
                                                              ------                  -----------               -----------
                                                         Amount       Ratio        Amount        Ratio        Amount       Ratio
                                                         ------       -----        ------        -----        ------       -----
Total capital to risk weighted assets ...............   $ 17,351      17.2%       $10,094        10.0%       $ 8,075          8.0%
Tier 1 capital to risk weighted assets ..............   $ 16,190      16.0%        $6,056         6.0%       $ 4,037          4.0%
Tier 1 capital to average assets ....................   $ 16,190      12.9%        $6,284         5.0%       $ 5,027          4.0%

The Federal Reserve has also established guidelines for capital requirements for bank holding companies that are similar to the FDIC's guidelines for banks. At September 30, 2006, the Company exceeded all of the minimum requirements of the Federal Reserve guidelines.

As of April 11, 2006, the Company's Board of Directors declared a 10% stock dividend to shareholders of record on May 9, 2006 payable on May 26, 2006. As a result of the dividend, 161,375 shares were issued. All share and per share amounts have been restated to reflect the dividend. The dividend has also been reflected in the accompanying Consolidated Statement of Shareholders' Equity for the nine months ended September 30, 2006.

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


                   Cornerstone Bancorp
                      (Registrant)


By:  s/J. Rodger Anthony                             Date: November 10, 2006
    --------------------------------------------
       J. Rodger Anthony
       Chief Executive Officer



By:  s/Jennifer M. Champagne                         Date: November 10, 2006
    --------------------------------------------
       Jennifer M. Champagne
       Senior Vice President and Chief Financial Officer
       (Principal financial officer)

                                  Exhibit Index


31-1                       Rule13a-14(a)/ 15d-14(a) Certifications of Chief
                           Executive Officer
31-2                       Rule13a-14(a)/Rule 15d-14(a) Certifications of
                           Chief Financial Officer
32                         18 U.S.C. Section 1350 Certifications