Form 10KSB
period 2006-12-31
CORNERSTONE BANCORP/SC
filed 2007-03-23
CIK 1087455

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006               File Number 000-51950

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

           Securities Registered Pursuant to Section 12(g) of the Act:
                           Common Stock, no par value

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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]  No [X]

         The issuer's revenues for its most recent fiscal year were $6,848,730.

         The aggregate market value of the voting Common Stock held by non-affiliates on March 1, 2007, was approximately $18,281,487. The issuer has no non-voting common equity outstanding. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

         As of March 1, 2007, there were 1,783,755 shares of the Registrant's Common Stock, no par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's 2006 Annual Report to Shareholders are incorporated by reference into Part II of this Form 10-KSB.

(2) Portions of the Registrant's 2007 Proxy Statement are incorporated by reference into Part III of this Form 10-KSB.

Transitional  Small Business Disclosure Format (check one): Yes [ ] No [X]

                          10-KSB CROSS REFERENCE INDEX

                                                          Part I                                                       Page
Item 1             Description of Business.............................................................................   2
Item 2             Description of Property.............................................................................  10
Item 3             Legal Proceedings ..................................................................................  10
Item 4             Submission of Matters to a Vote of Security Holders.................................................  10
                                     Part II
Item 5             Market for Common Equity, Related Stockholder Matters and Small Business Issuer
                   Purchases of Equity Securities......................................................................  10
Item 6             Management's Discussion and Analysis or Plan of Operation...........................................  11
Item 7             Financial Statements................................................................................  11
Item 8             Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................................................  11
Item 8A                            Controls and Procedures.............................................................  11
Item 8B            Other Information...................................................................................  11
                                    Part III
Item 9             Directors and Executive Officers, Promoters and Control
                        Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act............  11
Item 10            Executive Compensation..............................................................................  12
Item 11            Security Ownership of Certain Beneficial Owners and
                        Management and Related Stockholder Matters.....................................................  12
Item 12            Certain Relationships and Related Transactions, and Director Independence ..........................  12
                                     Part IV
Item 13            Exhibits............................................................................................  13
Item 14            Principal Accountant Fees and Services..............................................................  13

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

         The Bank's primary market areas are the city of Easley, South Carolina and the immediately surrounding areas of Pickens County, the Berea area of Greenville County, and the Powdersville and Piedmont areas of Anderson County, and contiguous areas. Pickens County is included in the Greenville, South Carolina Metropolitan Statistical Area (the "Greenville MSA"). Anderson County is part of the Anderson, South Carolina MSA.

         The Bank's business primarily consists of accepting deposits and making loans. The Bank seeks deposit accounts from households and businesses in its primary market areas by offering a full range of savings accounts, retirement accounts , checking accounts, money market accounts, and time certificates of deposit. It also makes commercial, real estate and installment loans, primarily on a secured basis, to borrowers in the Upstate area of South Carolina and makes other authorized investments. The Bank offers both in-house and brokered conventional residential mortgage loans. Brokered loans are funded by a third party investor. The Bank does not hold any loans for sale.

         As of December 31, 2006, the Bank employed 38 people.


Competition

         South Carolina law permits statewide branching by banks and savings and loan associations. Consequently, many financial institutions have branches located in several communities. According to the FDIC Summary of Deposits at June 30, 2006, in addition to the Bank, 9 commercial banks and 1 savings institution operate branches in Pickens County. In addition to the Bank, 25 commercial banks and 3 savings institutions operate branches in Greenville County. In addition to the Bank, 16 commercial banks operate branches in Anderson County. The principal areas and methods of competition in the banking industry are the services offered, pricing of those services, the convenience and availability of the services, and the degree of expertise and personal manner with which those services are offered.

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

         The risks associated with commercial loans vary with many economic factors, including the economy in the Bank's market areas. The well-established banks in the Bank's market areas make proportionately more loans to medium- to large-sized businesses than the Bank makes. Many of the Bank's commercial loans are made to small- to medium-sized businesses, which may have shorter operating histories and less sophisticated record keeping systems than larger entities. As a result, these smaller entities may be less able to withstand adverse competitive, economic and financial conditions than larger borrowers. In addition, because payments on loans secured by commercial property generally depend to a large degree on the results of operations and management of the properties, repayment of such loans may be subject, to a greater extent than other loans, to adverse conditions in the real estate market or the economy.

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

Asset and Liability Management

         The Bank's primary earning assets consist of the loan portfolio and investment portfolio. Management generally makes efforts to match maturities and rates of loans and the investment portfolio with those of deposits, although exact matching is not possible. The majority of the Bank's securities investments are in marketable obligations of the government sponsored enterprises and state and municipal governments, generally with varied maturities.

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

Offices

         The Company's and Bank's main office is located at 1670 East Main Street in Easley, South Carolina. The Bank also maintains full-service branch locations at 45 Farrs Bridge Road in the Berea area of Greenville, South Carolina and at 11000 Anderson Highway in the Powdersville area of Anderson, South Carolina. The Company owns all of these properties and believes they are well-suited to the banking business.


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

Obligations of the Company to its Subsidiary Bank

         A number of obligations and restrictions are imposed on bank holding companies and their depository institution subsidiaries by Federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance fund in the event the depository institution is in danger of becoming insolvent or is insolvent. For example, under the policy of the Federal Reserve, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. In addition, the "cross-guarantee" provisions of the Federal Deposit Insurance Act, as amended ("FDIA"), require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by the Deposit Insurance Fund of the FDIC as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the Deposit Insurance Fund. The FDIC's claim for damages is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

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

         The Bank exceeded all applicable capital requirements at December 31, 2006. The Company is also subject to capital requirements established by the Federal Reserve, which establish minimum ratios for capital adequacy as they apply to the Bank. For 2006, the Company also met its capital ratios. Additional information about regulatory capital requirements is set forth in Note 18 to the Company's Financial Statements, which are included in the 2006 Annual Report to Shareholders filed as Exhibit 13 to this Form 10-K (the "2006 Annual Report").

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

FDIC Insurance Assessments

         The FDIC merged the Bank Insurance Fund and the Savings Association Insurance Fund to form the Deposit Insurance Fund ("DIF") on March 31, 2006 in accordance with the Federal Deposit Insurance Reform Act of 2005. The FDIC maintains the DIF by assessing depository institutions an insurance premium. The amount each institution is assessed is based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the insurance fund. The FDIC uses a risk-based premium system that assesses higher rates on those institutions that pose greater risks to the DIF. Under the rule adopted by the FDIC in November 2006, beginning January 1, 2007, the FDIC will place each institution in one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment). Beginning January 1, 2007, rates will range between 5 and 43 cents per $100 in assessable deposits.

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

Item 2.  Description of Property.

         The Company owns 1.83 acres of land at 1670 East Main Street in Easley, South Carolina where its main office is located. The Company also owns 6.197 acres of land on the 40 block of Farrs Bridge Road in the Berea area of Greenville, South Carolina where a branch office is located and .95 acres of land in the Powdersville area of Piedmont, South Carolina where another branch is located. A portion of the land in the Greenville parcel is currently under contract for sale. In January of 2007, the Company entered into a contract for construction of a new operations center adjacent to its main office.

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

Item 4.  Submission of Matters to Vote of Security Holders.

         No matters were submitted to a vote of security holders during the fourth quarter of 2006.

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

         The information set forth in the 2006 Annual Report under the caption " "Market for Common Equity and Related Stockholder Matters" is incorporated herein by reference.

         The information required by Item 201(d) of Regulation S-B is set forth in Item 11 hereof.

         The Company has not in the past year sold any securities that were not registered under the Securities Act of 1933.

         Neither the Company nor any  "affiliated  purchaser"  (as defined in 17
C.F.R. 240.10b-18(a)(3)) purchased any shares or units of any class of the Company's equity securities that is registered pursuant to Section 12 of the Exchange Act during the fourth quarter of 2006.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

         The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2006 Annual Report is incorporated herein by reference.

Item 7.  Financial Statements.

         The Consolidated Financial Statements and notes thereto and Report of Independent Registered Public Accounting Firm set forth in the 2006 Annual Report are incorporated herein by reference.

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

Item 8B.  Other Information

         No information was required to be disclosed in a report on Form 8-K during the fourth quarter of 2006 that was not disclosed.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

         The information set forth under the captions "Management of the Company" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2007 (the "2007 Proxy Statement") is incorporated herein by reference.

Audit Committee Financial Expert

         The Company's board of directors has determined that the Company does not have an "audit committee financial expert," as that term is defined by Item 407(d)(5) of Regulation S-B promulgated by the Securities and Exchange Commission, serving on its audit committee. The Company's audit committee is a committee of directors who are elected by the shareholders and who are independent of the Company and its management. After reviewing the experience and training of all of the Company's independent directors, the board of directors has concluded that no independent director meets the SEC's very demanding definition. Therefore, it would be necessary to find a qualified individual willing to serve as both a director and member of the audit committee and have that person elected by the shareholders in order to have an "audit committee financial expert" serving on the Company's audit committee. The Company's audit committee is, however, authorized to use consultants to provide financial accounting expertise in any instance where members of the committee believe such assistance would be useful. Accordingly, the Company does not believe that it needs to have an "audit committee financial expert" on its audit committee.

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

Item 10. Executive Compensation.

         The information set forth under the captions "Management Compensation" and "Compensation of Directors" in the 2007 Proxy Statement is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2007 Proxy Statement is incorporated herein by reference.

                      Equity Compensation Plan Information

         The following table sets forth information as of December 31, 2006 about all of the Company's compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

                            Number of securities                                      Number of securities remaining
                             to be issued upon            Weighted-average            available for future issuance
                                exercise of               exercise price of          under equity compensation plans
                            outstanding options,        outstanding options,         (excluding securities reflected
Plan Category               warrants and rights          warrants and rights                  in column (a))
                            -------------------          -------------------                  --------------
                                    (a)                          (b)                                (c)
Equity compensation
plans approved by
security holders ...........       65,531                      $ 10.71                           100,837

Equity compensation
plans not approved by
security holders ...........       57,978                       $ 6.21                                -
                                  -------                                                        -------

Total ......................      123,509                                                        100,837
                                  =======                                                        =======

         The equity securities under plans not been approved by security holders shown in the table are stock options granted to directors pursuant to the 1999 Organizers Agreements. The equity securities in the table under plans approved by security holders shown in the table are stock options granted to employees and directors pursuant to the 2003 Stock Option Plan. Further information about the options is set forth in the 2007 Proxy Statement under the captions "Compensation of Directors -- Organizers' Stock Options" and "Management Compensation -- 2003 Stock Option Plan".

Item 12.  Certain   Relationships   and  Related   Transactions,   and  Director
          Independence.

         The information set forth under the captions "Certain Relationships and Related Transactions," "Compensation of Directors - Organizers' Stock Warrants" and "Governance Matters - Director Independence" in the 2007 Proxy Statement is incorporated herein by reference. Each member of the Audit Committee and the

Human Resources (compensation) Committee is independent as defined by the Nasdaq Stock Market Marketplace Rules. The entire Board of Directors serves as a nominating committee, and not all members of the Board are independent as defined by such rules.

Item 13. Exhibits

(a)      Description of Exhibits.

Exhibit No.              Description
3.1                      Articles of Incorporation of Registrant (1)
3.2                      Bylaws of Registrant (1)
10.1                     Form of Organizers' Option Agreements (2)
10.2                     Cornerstone Bancorp 2003 Stock Option Plan (3)
10.3                     Form of Change of Control Agreement between the Company
                         and Ben L. Garvin and J. Roger Anthony (4)
10.4                     Form of Change of Control Agreement between the Company
                         and Jennifer M. Champagne (5)
10.5                     Construction  Contract  between  the  Company  and  SYS
                         Constructors, Inc., General Corporation (6)
13                       Portions   of  2006  Annual   Report  to   Shareholders
                         incorporated by reference into this Form 10-KSB
21                       Subsidiaries of Registrant
31-1                     Rule 13a-14(a) Certifications
31-2                     Rule 13a-14(a) Certifications
32                       Section 1350 Certifications
-----------------
(1) Incorporated by reference to Registration Statement on Form SB-2 (No. 333-79543).
(2) Incorporated by reference to Annual Report on Form 10-KSB for the year ended December 31, 1999.
(3) Incorporated by reference to Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003.
(4) Incorporated by reference to Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.
(5) Incorporated by reference to Annual Report on Form 10-KSB for the year ended December 31, 2005.
(6)  Incorporated by reference to Report on Form 8-K filed January 9, 2007.

Item 14.  Principal Accountant Fees and Services

         The information set forth under the captions "Registered Public Accounting Firm" in the 2007 Proxy Statement is incorporated herein by reference.

         SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Cornerstone Bancorp


March 22, 2007                  By:   s/J. Rodger Anthony
                                   ---------------------------------------------
                                      J. Rodger Anthony
                                      President and Chief Executive Officer

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

         In accordance with the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                Title                                              Date

/s/  J. Rodger Anthony                   President, Chief Executive Officer, Director       March  22, 2007
----------------------------------
J. Rodger Anthony
/s/ Walter L. Brooks
---------------------------------
Walter L. Brooks                         Director                                           March  22, 2007

/s/ Jennifer M. Champagne                Director                                           March  22, 2007
---------------------------------
Jennifer M. Champagne

/s/ T. Edward Childress III              Director                                           March  22, 2007
--------------------------------
T. Edward Childress, III

/s/ Ben L. Garvin                        Director                                           March  22, 2007
--------------------------------
Ben L. Garvin

/s/ J. Bruce Gaston                      Director                                           March  22, 2007
--------------------------------
J. Bruce Gaston

                                         Director
--------------------------------
S. Ervin Hendricks, Jr.

--------------------------------         Director
Joe E. Hooper

--------------------------------         Director
Robert R. Spearman

s/s John M. Warren, Jr. M.D.             Director                                           March  22, 2007
--------------------------------
John M. Warren, Jr., M.D.

/s/ George S. Wike, Jr.                  Director                                           March  22, 2007
--------------------------------
George I. Wike, Jr.

                                  Exhibit Index

Exhibit No.              Description
3.1                      Articles of Incorporation of Registrant (1)
3.2                      Bylaws of Registrant (1)
10.1                     Form of Organizers' Option Agreements (2)
10.2                     Cornerstone Bancorp 2003 Stock Option Plan (3)
10.3                     Form of Change of Control Agreement between the Company
                         and Ben L. Garvin and J. Roger Anthony (4)
10.4                     Form of Change of Control Agreement between the Company
                         and Jennifer M. Champagne (5)
10.5                     Construction  Contract  between  the  Company  and  SYS
                         Constructors, Inc., General Corporation (6)
13                       Portions   of  2006  Annual   Report  to   Shareholders
                         incorporated by reference into this Form 10-KSB
21                       Subsidiaries of Registrant
31-1                     Rule 13a-14(a) Certifications
31-2                     Rule 13a-14(a) Certifications
32                       Section 1350 Certifications
-----------------
(1) Incorporated by reference to Registration Statement on Form SB-2 (No. 333-79543).
(2) Incorporated by reference to Annual Report on Form 10-KSB for the year ended December 31, 1999.
(3) Incorporated by reference to Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003.
(4) Incorporated by reference to Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.
(5) Incorporated by reference to Annual Report on Form 10-KSB for the year ended December 31, 2005.
(6)  Incorporated by reference to Report on Form 8-K filed January 9, 2007.