Form 10QSB
period 2007-03-31
CORNERSTONE BANCORP/SC
filed 2007-05-07
CIK 1087455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

[ ] Yes    [X]   No


         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock - No Par Value, 1,786,804 shares outstanding on May 8, 2007

Transitional Small Business Issuer Disclosure Format: [ ]  Yes  [X]  No

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                       CORNERSTONE BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                                   March 31,            December 31,
                                                                                                     2007                   2006
                                                                                                     ----                   ----
ASSETS                                                                                           (Unaudited)

Cash and due from banks ..............................................................           $  4,575,190           $  2,696,623

Federal funds sold ...................................................................              5,435,000              3,215,000
                                                                                                 ------------           ------------

     Cash and cash equivalents .......................................................             10,010,190              5,911,623

Investment securities
     Available-for-sale ..............................................................             15,562,180             16,175,621
     Held-to-maturity (Fair value $999,726 at December 31, 2006) .....................                      -              1,000,252
     Other investments ...............................................................                816,500                813,600

Loans, net ...........................................................................            102,557,815             96,356,387

Property and equipment, net ..........................................................              4,506,974              4,414,995

Cash surrender value of life insurance policies ......................................              1,647,109              1,628,967

Other assets .........................................................................              1,520,039              1,324,434
                                                                                                 ------------           ------------
         Total assets ................................................................           $136,620,807           $127,625,879
                                                                                                 ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
     Deposits
         Noninterest bearing .........................................................           $ 13,117,533           $ 12,367,950
         Interest bearing ............................................................             96,859,598             89,298,246
                                                                                                 ------------           ------------
         Total deposits ..............................................................            109,977,131            101,666,196
     Customer repurchase agreements ..................................................              5,171,291              5,064,140
     Borrowings from Federal Home Loan Bank of Atlanta ...............................              2,657,963              2,695,671
     Other liabilities ...............................................................                745,494                661,145
                                                                                                 ------------           ------------
         Total liabilities
                                                                                                  118,551,879            110,087,152
                                                                                                 ------------           ------------

Commitments and contingencies

Shareholders' equity
     Preferred stock, 10,000 shares authorized, no shares issued .....................                      -                      -
     Common stock, no par value, 20,000,000 shares authorized,
         1,786,804 and 1,777,313 shares issued at March 31, 2007
         and December 31, 2006, respectively .........................................             17,987,582             15,972,666
     Retained earnings ...............................................................                      -              1,499,803
     Accumulated other comprehensive income ..........................................                 81,346                 66,258
                                                                                                 ------------           ------------

         Total shareholders' equity ..................................................             18,068,928             17,538,727
                                                                                                 ------------           ------------
         Total liabilities and shareholders' equity ..................................           $136,620,807           $127,625,879
                                                                                                 ============           ============

The accompanying notes are an integral part of these consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                                       For the three months ended
                                                                                                                March 31,
                                                                                                                ---------
                                                                                                      2007                    2006
                                                                                                      ----                    ----
Interest and Dividend Income
  Interest and fees on loans .........................................................             $2,172,568             $1,741,716
  Investment securities ..............................................................                220,770                131,133
  Federal funds sold and interest bearing balances ...................................                 33,878                 57,586
                                                                                                   ----------             ----------
     Total interest  income ..........................................................              2,427,216              1,930,435
                                                                                                   ----------             ----------

Interest Expense
  Deposits ...........................................................................                880,003                610,737
  Borrowings and customer repurchase agreements ......................................                 88,594                 54,043
                                                                                                   ----------             ----------
     Total interest expense ..........................................................                968,597                664,780
                                                                                                   ----------             ----------

Net Interest Income ..................................................................              1,458,619              1,265,655
Provision for Loan Losses ............................................................                 60,000                286,486
                                                                                                   ----------             ----------

     Net interest income after provision for loan losses .............................              1,398,619                979,169
                                                                                                   ----------             ----------

Noninterest Income
  Service charges on deposit accounts ................................................                118,874                110,422
  Mortgage loan origination fees .....................................................                119,302                137,354
  Other ..............................................................................                 29,088                 16,690
                                                                                                   ----------             ----------
     Total noninterest income ........................................................                267,264                264,466
                                                                                                   ----------             ----------

Noninterest Expense
  Salaries and employee benefits .....................................................                609,147                589,740
  Premises and equipment .............................................................                141,283                138,744
  Data processing ....................................................................                 54,850                 46,822
  Professional fees ..................................................................                 50,140                 49,689
  Supplies ...........................................................................                 22,384                 29,151
  Advertising ........................................................................                 15,876                 26,452
  Other ..............................................................................                125,527                116,750
                                                                                                   ----------             ----------
     Total noninterest expense .......................................................              1,019,207                997,348
                                                                                                   ----------             ----------
     Net income before taxes .........................................................                646,676                246,287
Provision for income taxes ...........................................................                211,373                 89,390
                                                                                                   ----------             ----------
     Net income ......................................................................             $  435,303             $  156,897
                                                                                                   ==========             ==========

Earnings Per Share (1)
  Basic ..............................................................................             $      .22             $      .08
  Diluted ............................................................................             $      .22             $      .08
Weighted Average Shares Outstanding (1)
  Basic ..............................................................................              1,960,099              1,936,361
  Diluted ............................................................................              2,009,775              1,985,701

(1) Earnings per share and weighted average shares outstanding reflect the stock dividend declared in April 2007.


     The accompanying notes are an integral part of these consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
               For the three months ended March 31, 2007 and 2006
                                   (Unaudited)

                                                                                                    Accumulated
                                                             Common stock                               other             Total
                                                             ------------               Retained    comprehensive      shareholders'
                                                         Shares         Amount          earnings         loss             equity
                                                         ------         ------          --------         ----             ------

Balance, December 31, 2005 ......................       1,475,743    $ 13,071,896    $    837,565     $    (81,476)    $ 13,827,985
Net income ......................................               -               -         156,897                -          156,897
Other comprehensive income, net of
   income taxes
Unrealized loss on investment securities ........               -               -               -             (889)            (889)
                                                                                                                       ------------
Comprehensive income ............................               -               -               -                -          156,008
Stock based compensation ........................               -           4,946               -                -            4,946
Issuance of shares in public offering, net
  of expenses ...................................         140,195       1,886,524               -                -        1,886,524
Stock dividend payable (10%) ....................         161,594         994,462        (994,462)               -                -
                                                     ------------    ------------    ------------     ------------     ------------

Balance, March 31, 2006 .........................       1,777,532    $ 15,957,828    $          -     $    (82,365)    $ 15,875,463
                                                     ============    ============    ============     ============     ============

Balance, December 31, 2006 ......................       1,777,313    $ 15,972,666    $  1,499,803     $     66,258     $ 17,538,727
Net income ......................................               -               -         435,303                -          435,303
Other comprehensive income, net of
   income taxes
Unrealized gain on investment securities ........               -               -               -           15,088           15,088
                                                                                                                       ------------
Comprehensive income ............................               -               -               -                -          450,391
Stock based compensation ........................               -           9,210               -                -            9,210
Options exercised ...............................           9,491          70,600               -                -           70,600
Stock dividend payable (10%) ....................         178,680       1,935,106      (1,935,106)               -                -
                                                     ------------    ------------    ------------     ------------     ------------

Balance, March 31, 2007 .........................       1,965,484    $ 17,987,582    $          -     $     81,346     $ 18,068,928
                                                     ============    ============    ============     ============     ============











The accompanying notes are an integral part of these consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                         For the three months ended
                                                                                                                  March 31,
                                                                                                                  ---------
                                                                                                         2007                 2006
                                                                                                         ----                 ----

Operating Activities
     Net income ................................................................................     $    435,303      $    156,897
     Adjustments to reconcile net income to net cash provided by operating  activities
        Depreciation and amortization ..........................................................           66,125            69,526
        Provision for loan losses ..............................................................           60,000           286,486
        Non-cash option expense ................................................................            9,210             4,946
     Changes in operating assets and liabilities
        Change in interest receivable ..........................................................         (158,719)          (68,637)
        Change in other assets .................................................................          (55,028)          (21,581)
        Change in other liabilities ............................................................           76,576          (100,020)
                                                                                                     ------------      ------------

           Net cash provided by operating activities ...........................................          433,467           327,617
                                                                                                     ------------      ------------

Investing Activities
     Proceeds from maturities and principal repayments of available for sale securities ........        1,636,518         1,240,234
     Purchase of FHLB and Federal Reserve stock ................................................           (2,900)          (25,400)
     Purchase of property and equipment ........................................................         (158,068)          (15,458)
     Purchase of investment securities available for sale ......................................                -          (250,938)
     Net increase in loans to customers ........................................................       (6,261,428)         (726,272)
                                                                                                     ------------      ------------

           Net cash provided by (used for) investing activities ................................       (4,785,878)          222,166
                                                                                                     ------------      ------------

Financing Activities
     Net increase in demand, savings and time deposits .........................................        8,310,935         3,251,525
     Net increase in customer repurchase agreements ............................................          107,151         1,612,112
     Repayment of FHLB advances ................................................................          (37,708)          (37,709)
     Proceeds from exercise of stock options ...................................................           70,600                 -
     Proceeds from sale of common stock, net ...................................................                -         1,886,524
                                                                                                     ------------      ------------

           Net cash provided by financing activities ...........................................        8,450,978         6,712,452
                                                                                                     ------------      ------------

           Net increase in cash and cash equivalents ...........................................        4,098,567         7,262,235

Cash and Cash Equivalents, Beginning of Period .................................................        5,911,623         5,899,965
                                                                                                     ------------      ------------

Cash and Cash Equivalents, End of Period .......................................................     $ 10,010,190      $ 13,162,200
                                                                                                     ============      ============

Supplemental Information
    Cash paid for interest .....................................................................     $    930,699      $    647,611
    Cash paid for income taxes .................................................................     $     33,279      $    116,000

The accompanying notes are an integral part of these consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Summary of Significant Accounting Principles

A summary of significant accounting policies is included in the Cornerstone Bancorp (the "Company") 2006 Annual Report to Shareholders, which also contains the Company's audited financial statements for 2006 and is also included in the Form 10-KSB for the year ended December 31, 2006.

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

The results of operations for any interim period are not necessarily indicative of the results to be expected for an entire year. These interim financial statements should be read in conjunction with the annual financial statements and notes thereto contained in the 2006 Annual Report on Form 10-KSB.

Earnings per Share

Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" requires that the Company present basic and diluted net income per common share. The assumed conversion of stock options creates the difference between basic and diluted net income per share. Income per share is calculated by dividing net income by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares outstanding for basic net income per common share for the three month period ended March 31, 2007 was 1,960,099 shares. The weighted average number of common shares outstanding for diluted net income per share for the quarter ended March 31, 2007 was 2,009,775 shares. There were 42,900 outstanding options that were anti-dilutive as of March 31, 2007.

The Company declared a ten percent common stock dividend on April 10, 2007, payable May 25, 2007 to shareholders of record May 8, 2007. Share and per share data for 2006 has been restated to reflect this transaction and 2007 per share data has been calculated assuming the effect of the ten percent stock dividend as if it had occurred on January 1, 2007.

Stock Based Compensation

As described in Notes 1 and 16 to the financial statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006, the Company has a stock-based employee and director compensation plan, which was approved by shareholders in 2003 (the "2003 Plan").

The Company accounts for stock-based compensation under the provisions of SFAS No. 123(R). On January 2, 2007 and January 4, 2006, the Board of Directors awarded options to purchase 19,200 and 18,000 shares, respectively, to executive officers and directors under the 2003 Plan. The options vest over five years and expire ten years from the date of grant. The exercise price for the 2007 grant was $16.00 per share. The number of shares subject to option and the exercise price have been adjusted to give effect to the April 2007 stock dividend. Accordingly, the current number of shares subject to option under the 2007 grant is 21,120 at an exercise price of $14.55 per share, and the current number of shares subject to option under the 2006 grant is 20,328 at an exercise price of $11.16 per share. The fair value of an option is estimated on the date of grant using the Black-Scholes option pricing model. The risk free interest rate used in the calculation was 4.68% for the 2007 grant and 4.36% percent for the 2006 grant (equal to the U.S. Treasury 10 year constant maturity on the date of grant) and the assumed dividend rate was zero in each case. The expected option life in each case was 10 years. Volatility was estimated at 11.7% for the 2007 options and 18% for the 2006 options based on a review of stock trades known to management. Management is aware of only limited trades, which may not represent market value as the stock is not traded on an exchange, though it is quoted on the Over-the-Counter Bulletin Board. For the three months ended March 31, 2007, the Company expensed $5,913 related to options granted in 2007 and $4,616, net of forfeitures, related to the options granted in 2006. The expense is included in Salaries and employee benefits in the accompanying consolidated statement of income.

Prior to adopting the provisions of SFAS No. 123(R) the Company accounted for stock option awards under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees," and related interpretations. These awards are fully vested, and no compensation expense has been recognized related to these option awards. Options were granted under the 2003 Plan in 2004 and 2005, and have been adjusted to reflect the stock dividends declared since the grant date. As of March 31, 2007, there are 46,958 options outstanding under the 2003 Plan, exercisable at a weighted average exercise price of $9.13 per share.

The Company awarded options to its Organizers in 1999 (the "Organizers' Options"). Each of the organizing directors was awarded options to purchase 4,000 shares of the Company's common stock at $10.00 per share. The options expire 10 years from the date of grant. Since 1999 4,000 of the original options have been exercised (6,442 after stock dividends) and 4,000 have been forfeited. As of March 31, 2007, after the effect of stock dividends, there are 56,690 Organizers' Options outstanding. Each option is exercisable at a price of $5.64. These options vested in 2002 and were accounted for under the provisions of APB No. 25.

Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of interest and noninterest income and expenses during the reporting period. Actual results could differ from those estimates. The primary significant estimate in the accompanying consolidated financial statements is the allowance for loan losses. A discussion of the significant factors involved in estimating the allowance for loan losses is included in this Form 10-QSB in "Management's Discussion and Analysis or Plan of Operation" in the section titled "Results of Operations" and in the Company's 2006 Form 10-KSB. The provision for income taxes is also considered a significant estimate.

Concentrations of credit risk

The Bank makes loans to individuals and small businesses located primarily in upstate South Carolina for various personal and commercial purposes. The Bank has a diversified loan portfolio and borrowers' ability to repay loans is not dependent upon any specific economic sector. The Bank monitors the portfolio for concentrations of credit on a quarterly basis using North American Industry Codes ("NAIC"). The Bank has loans in two NAIC categories that each represents more than 10% of the portfolio. The NAIC concentrations are 26.8% in Residential Building Construction and 18.8% in Real Estate and Rental and Leasing. The portfolio also has loans representing 21 other NAIC categories. The Bank does not make long term (more than 15 years) mortgage loans, does not offer loans with negative amortization features, long-term interest only features, or loans with loan to collateral value ratios in excess of 100%. The Bank does offer loan products with features that can increase credit risk during periods of declining economic conditions such as adjustable rate loans, interest-only loans, and loans with amortization periods that differ from the maturity date (i.e., balloon payment loans). However, the Bank evaluates each customer's credit worthiness based on current and expected economic conditions and underwrites and monitors each loan for associated risks. Loans made with exceptions to internal loan guidelines and those with loan-to-value ratios in excess of regulatory loan-to-value guidelines are monitored and reported to the Board of Directors on a monthly basis. The regulatory loan-to-value guidelines permit exceptions to the guidelines up to a maximum 30% of total capital for commercial loans and exceptions for all types of real estate loans up to a maximum of 100% of total capital. As of March 31, 2007, the Bank has $2.3 million of loans which exceed the regulatory loan to value guidelines. This amount is within the maximum allowable exceptions to the guidelines.

Recently issued accounting standards

The following is a summary of recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by the Company:

In September, 2006, The FASB ratified the consensus reached by the FASB's Emerging Issues Task Force ("EITF") relating to EITF 06-4 "Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements." EITF 06-4 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods. Employers should recognize a liability for future benefits in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", or Accounting Principles Board ("APB") Opinion No. 12, "Omnibus Opinion--1967." EITF 06-4 is effective for fiscal years beginning after December 15, 2006. Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption, or
(b) a change in accounting principle through retrospective application to all prior periods. The Company is currently analyzing the effect of adoption of EITF 06-4 on its financial position, results of operations and cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, Companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company's balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB 108 and determined that upon adoption it will have no impact on its reported financial position, results of operations, or cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115." This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings. This statement (1) applies to all entities, (2) specifies certain election dates, (3) can be applied on an instrument-by-instrument basis with some exceptions, (4) is irrevocable, and (5) applies only to entire instruments. One exception is demand deposit liabilities, which are explicitly excluded as qualifying for fair value. Under SFAS 115, available-for-sale and held-to-maturity securities at the effective date are eligible for the fair value option at that date. If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities. SFAS 159 is effective for the Company on January 1, 2008. The Company is currently analyzing the fair value option provided under SFAS 159 and did not elect early adoption of the statement as of March 31, 2007.


Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations and cash flows.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

Cornerstone Bancorp is a bank holding company and has no operations other than those carried on by its wholly owned subsidiary, Cornerstone National Bank. The Bank commenced business on September 15, 1999, and it conducts a general banking business from three offices in the Easley area of Pickens County, in the Berea area of Greenville County, and in the Powdersville area of Anderson County, South Carolina. The Bank established a wholly owned subsidiary, Crescent Financial Services, Inc. ("Crescent") in 2004.

The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing in the Cornerstone Bancorp Form 10-KSB for the year ended December 31, 2006. The discussion will concentrate on operations for the quarter ended March 31, 2007. Results of operations for the three month period ending March 31, 2007 are not necessarily indicative of the results to be attained for any other period.

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


RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2007 and 2006

The Company's net income for the three months ended March 31, 2007 was $435,303 or $.22 per basic and diluted share, compared to $156,897, or $.08 per basic and diluted share, for the three months ended March 31, 2006, an increase of 177.4% in net income. The increase is primarily due to a larger loan loss provision recorded in 2006 which was related to two impaired loans, coupled with growth of the Bank. On April 10, 2007 the Company's Board of Directors declared a 10% stock dividend payable on May 25, 2007 to all shareholders of record on May 8, 2007. The 2006 earnings per share calculations in this quarterly report have been adjusted to reflect the stock dividend. Earnings per share for 2007 also reflect the stock dividend as if it had occurred on January 1, 2007.

Net interest income was $1.5 million for the three months ended March 31, 2007, compared to $1.3 million for the three months ended March 31, 2006. The increase was primarily the result of the growth of earning assets and a slight increase in the net interest margin from 2006 to 2007. Average interest earning assets increased $14.9 million in 2007 over 2006 levels. The net interest margin increased from 4.84% for the quarter ended March 31, 2006 to 4.89% for the quarter ended March 31, 2007 and contributed to the increase in net income.

The amount of the Company's provision for loan losses for the three months ended March 31, 2007 was $60,000 compared to $286,486 for the three months ended March 31, 2006. Additions to the allowance during the first quarter of 2007 primarily relate to growth in the portfolio. The 2006 provision reflects two problem loans in the portfolio at that time. Management has sought to provide the amount estimated to be necessary to maintain an allowance for loan losses that was adequate to cover the level of loss that management believed to be inherent in the portfolio as a whole, taking into account the Company's experience, economic conditions and information about borrowers available at the time of the analysis. Management prepares an analysis that is comprised of two parts. One part of the analysis is prepared by examining individual loans that have been determined to have characteristics of higher risk credits, and is consistent with SFAS No. 114 "Accounting by Creditors for Impairment of a Loan." The second part of the analysis is prepared in accordance with SFAS No. 5 "Accounting for Contingencies," and focuses on pools of loans with similar risk characteristics. There were no charge-offs or recoveries during the three month periods ended March 31, 2007 or 2006. There were two problem loans totaling $275,000 as of March 31, 2006 that were subsequently charged off. The Bank plans to make every effort to achieve some recovery in the future on the largest of these two loans, although the amount of such recovery is currently not estimable. See "Loans" for additional information on the Company's loan portfolio and allowance for loan losses.

Noninterest income for the three months ended March 31, 2007 was $267,264 compared to $264,466 for the three months ended March 31, 2006. Noninterest income is primarily composed of mortgage loan origination fees and service fees on deposit accounts.

Total noninterest expense for each of the quarters ended March 31, 2007 and 2006 was approximately $1.0 million. Expenses increased slightly as a result of increases in salaries and benefits and data processing expenses, net of a decrease in supplies expense. Salaries and benefits increased $19,407 or 3.3% as a result of annual performance increases and the increasing costs of benefits. As of March 31, 2007, the Company employed 37 full-time personnel. Data processing expenses increased due to the increase in the number of accounts processed.

Net Interest Income

Net interest income is the difference between the interest earned on earning assets and the interest paid for funds acquired to support those assets. Net interest income, the principal source of the Company's earnings, was $1.5 million for the three months ended March 31, 2007 and $1.3 million for the three months ended March 31, 2006.

Changes that affect net interest income are changes in the average rate earned on interest earning assets, changes in the average rate paid on interest bearing liabilities, and changes in the volume of interest earning assets and interest bearing liabilities. Average earning assets for the three months ended March 31, 2007 were $120.9 million and for the quarter ended March 31, 2006 were $106.0 million. The increase was mainly attributable to a $13.5 million increase in average loans primarily supported by an $11.7 million increase in average interest bearing time deposits. The Company continues to grow at a steady rate, with core business and strong customer relationships.

For the three months ended March 31, 2007 the average yield on earning assets was 8.14% while the average cost of interest-bearing liabilities was 3.94%. For the three months ended March 31, 2006 the average yield on earning assets was 7.38% and the average cost of interest bearing liabilities was 3.07%. The increase in the yield on earning assets is a result of higher returns on investments and Federal funds sold as well as a slightly larger percentage of interest earning assets invested in loans. The increase in the cost of interest bearing liabilities is attributable to higher interest rates paid on time deposits as certificates have matured and re-priced.

The net interest margin is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest earning assets. The net interest margin for the three months ended March 31, 2007 was 4.89% compared to 4.84% for the three months ended March 31, 2006.

The table below illustrates the average balances of interest earning assets and interest bearing liabilities and the resulting annualized yields and costs for the three month periods ended March 31, 2007 and 2006.

                                                                   March 31, 2007                            March 31, 2006
                                                                   --------------                            --------------
                                                       Average                      Average      Average                    Average
                                                       Balance          Interest  Yield/Cost    Balance       Interest    Yield/Cost
                                                       -------          --------  ----------    -------       --------    ----------
Investments ....................................    $ 17,265,424     $    220,770    5.19%    $ 13,307,883    $    131,133    4.00%
Fed Funds Sold .................................       2,648,776           33,878    5.19%       5,291,221          57,586    4.41%
Loans ..........................................     100,956,364        2,172,568    8.73%      87,414,635       1,741,716    8.08%
                                                    ------------     ------------             ------------    ------------
   Total interest earning assets ...............     120,870,564        2,427,216    8.14%     106,013,739       1,930,435    7.38%
                                                    ============     ------------             ============    ------------

Interest bearing transaction accounts ..........      14,427,591           40,089    1.13%      13,931,356          37,716    1.10%
Savings and money market .......................       9,420,874           43,155    1.86%       9,354,406          32,959    1.43%
Time deposits ..................................      67,637,086          796,759    4.78%      56,015,634         540,062    3.91%
                                                    ------------     ------------             ------------    ------------
   Total interest bearing deposits .............      91,485,551          880,003    3.90%      79,301,396         610,737    3.12%
Customer repurchase agreements .................       5,467,123           61,554    4.57%       4,141,798          14,480    1.42%
Borrowings from FHLB Atlanta ...................       2,678,558           27,040    4.09%       4,330,489          39,563    3.71%
                                                    ------------     ------------             ------------    ------------
   Total interest bearing liabilities ..........      99,631,232          968,597    3.94%    $ 87,773,683         664,780    3.07%
                                                    ============     ------------             ============    ------------

Net interest income ............................                     $  1,458,619                             $  1,265,655
                                                                     ============                             ============
Interest rate spread ...........................                                     4.20%                                    4.31%
Interest margin ................................                                     4.89%                                    4.84%

The Bank, which accounts for all of the Company's sensitivity to changes in interest rates, measures interest sensitivity using various measures. Using a static GAP measurement, which compares the amount of interest sensitive assets repricing within a one year time period as compared to the amount of interest sensitive liabilities repricing within the same time frame, the Bank's sensitivity to changes in interest rates can be analyzed. Although this method does not take into account loan prepayments and other non-contractual changes in balances and the applicable interest rates, it does give some information as to possible changes in net interest income that could be expected simply as a result of changes in interest rates. As of March 31, 2007, the Bank's cumulative Gap ratio was .82 through 12 months. This indicates a slightly liability-sensitive position as of March 31, 2007. In a period of rising interest rates, asset-sensitive balance sheets would be expected to experience a widening of the net interest margin, while liability-sensitive balance sheets can experience pressure on the net interest margin. In a period of decreasing interest rates, liability-sensitive balance sheets typically experience a widening of the net interest margin and asset-sensitive balance sheets experience the opposite effect.

Currently the magnitude and direction of future changes in overall interest rates is not known. However, following a period of rapid increases in market interest rates, interest rates often stop increasing or potentially decrease. The Bank's management has attempted to position the Company's balance sheet to be somewhat neutral to interest rate risk.


BALANCE SHEET REVIEW

Total consolidated assets increased $9.0 million from $127.6 million at December 31, 2006 to $136.6 million at March 31, 2007. Major components of the increase were net loans and cash and cash equivalents. Net loans increased approximately $6.2 million and cash and cash equivalents increased approximately $4.1 million.

As of March 31, 2007 the Company held securities available for sale of approximately $15.6 million. These securities are held primarily for liquidity purposes and for pledging against public deposits and accounts exceeding the Federal Deposit Insurance Corporation ("FDIC") insurance limits. As such, these securities are generally, but may not ultimately be, held until their maturity. As of March 31, 2007 ten of these securities, many of which were purchased during a lower interest rate environment, yield below market interest rates. As a result, these securities show unrealized losses when marked to market value at March 31, 2007. All of the securities in question have been issued by Government sponsored enterprises or municipal governments and, if applicable, have good bond ratings from various rating agencies. The Company currently has the ability and intent to hold these securities until their maturity at which time their full face value is expected to be realized. Based on the Company's intent and ability to hold these securities until maturity and based on their good credit ratings, management believes that the unrealized losses in the available for sale portfolio are temporary.

As of March 31, 2007 total deposits were $110.0 million, customer repurchase agreements were $5.2 million, and borrowings from the FHLB were $2.7 million. At December 31, 2006, deposits were $101.7 million, customer repurchase agreements were $5.1 million and borrowings from the FHLB were $2.7 million.

Management seeks to maintain sufficient cash and other forms of liquidity to meet both anticipated and unanticipated cash outflows and a balance sheet mix that effectively utilizes the Company's earning assets. Cash and due from banks amounted to $4.6 million at March 31, 2007 and $2.7 million at December 31, 2006. Federal funds sold totaled $5.4 million as of March 31, 2007.


LOANS

Commercial and industrial loans made up approximately 16.5% of the total loan portfolio as of March 31, 2007, totaling $17.2 million, compared to $17.0 million or 17.4% at December 31, 2006. Loans secured by real estate for construction and land development totaled $33.8 million or 32.6% of the total loan portfolio as of March 31, 2007 compared to $27.1 million or 27.8% of the portfolio at December 31, 2006. Nonresidential, nonfarm real estate loans totaled $27.4 million or 26.4% of the portfolio, while all other loans secured by real estate totaled $22.4 million or 21.7% of the total loan portfolio as of March 31, 2007. As of December 31, 2006 nonfarm, nonresidential loans were $29.3 million or 30.1% of the portfolio and all other loans secured by real estate were $21.0 million or 21.5% of the portfolio. Installment loans and other consumer loans to individuals comprised $2.9 million or 2.8% of the total loan portfolio as of March 31, 2007, compared to $3.1 million or 3.2% of the portfolio as of December 31, 2006. As of March 31, 2007, the Bank had $54.2 million of loans or 52.2% of the net loan portfolio at variable rates of interest. Of the remaining loans in the portfolio, approximately $17.9 million mature within one year.

The allowance for loan losses was 1.21% of gross loans as of March 31, 2007 compared to 1.23% as of December 31, 2006. Management evaluates the adequacy of the allowance for loan losses based on various factors including a periodic and regular evaluation of loans in the portfolio, delinquency trends, overall risk characteristics of the various segments of the portfolio, prevailing and anticipated economic conditions, industry statistics, and other factors. Based on information available as of March 31, 2007, in management's opinion, the allowance for loan losses is adequate as of March 31, 2007. At March 31, 2007, the Company had 6 loans related to one loan relationship totaling $275,021 that were 90 days or more past due or non-accruing. There were no other potential problem loans of which management was aware as of March 31, 2007.

Activity in the allowance for loan losses for the first three months of 2007 and 2006 is presented below.

                                                                                            March 31, 2007       March 31, 2006
                                                                                            --------------       --------------
                                                                                                        (In thousands)
Allowance for possible loan losses, beginning of year ...................................      $   1,200              $1,058
Provision for losses ....................................................................             60                 286
Charge-offs .............................................................................              -                   -
Recoveries ..............................................................................              -                   -
                                                                                               ---------              ------
      Allowance for possible loan losses, end of period .................................      $   1,260              $1,344
                                                                                               =========              ======
Ratios
     Nonperforming loans to loans at end of period ......................................            .26%                  -
     Net (charge-offs) recoveries to average loans outstanding ..........................              -                   -
     Net (charge-offs) recoveries to loans at end of period .............................              -                   -
     Allowance for loan losses to average loans .........................................           1.25%               1.54%
     Allowance for loan losses to loans at end of period ................................           1.21%               1.53%
     Net (charge-offs) recoveries to allowance for loan losses ..........................              -                   -
     Net (charge-offs) recoveries to provision for loan losses ..........................              -                   -

LIQUIDITY

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of liabilities. The Company manages both assets and liabilities to achieve appropriate levels of liquidity. Cash and short-term investments are the Company's primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. The investment portfolio is the Company's principal source of secondary asset liquidity. However, the availability of this source of funds is influenced by market conditions. Individual and commercial deposits and borrowings are the Company's primary source of funding for credit activities. The Company has lines of credit with unrelated banks and with the FHLB of Atlanta. The bank lines total $4.8 million and are available on a one to fourteen day basis for general corporate purposes of the Bank. The FHLB line is based on the availability of eligible collateral with a maximum borrowing capacity of 10% of Bank assets. The Bank currently has $2.7 million borrowed under the FHLB line. Approximately $10.9 million is available under the FHLB line, assuming adequate collateral was available for pledging. Management believes that the Company's liquidity sources are adequate to meet its operating needs.


OFF BALANCE SHEET RISK

Through the operations of the Bank, the Company has contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank's customers at predetermined interest rates for a specified period of time. Commitments are subject to various conditions which are expected to reduce the credit risk to the Company. At March 31, 2007, the Bank had issued commitments to extend credit of $22.6 million through various types of lending arrangements. Of that amount, approximately $15.5 million was undisbursed amounts of closed-end loans, $1.2 million related to unused overdraft protection, and approximately $5.9 million was related to lines of credit. The Bank's management evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by management upon extension of credit, is based on a credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial or residential real estate. Management manages the credit risk on these commitments by subjecting them to normal underwriting and risk management processes. The Bank also had standby letters of credit outstanding of approximately $664,000 at March 31, 2007. An immaterial amount of fees were collected related to these commitments and letters of credit during the quarter ended March 31, 2007. Historically many of these commitments and letters of credit expire unused, and the total amount committed as of March 31, 2007 is not necessarily expected to be funded. The Bank offers an automatic overdraft protection product to checking account customers. Each qualified account with the automatic overdraft protection feature can have up to $500 of paid overdrafts. Unused overdraft protection was $1.2 million as of March 31, 2007, the majority of which is not expected to be utilized. As of March 31, 2007, accounts in overdraft status totaled $19,074. The Bank has entered into a contract to build an operations center adjacent to its headquarters building. The total cost of construction is expected to be approximately $1.6 million, of which approximately $200,000 has been funded as of March 31, 2007.

CAPITAL RESOURCES

The capital base for the Company increased by approximately $530,000 for the first three months of 2007, due to net income and increases in accumulated other comprehensive income. The Company's equity to asset ratio was 13.2% as of March 31, 2007 and 13.7% as of December 31, 2006. The Company expects to continue to leverage its capital as the Bank grows. The FDIC has established guidelines for capital requirements for banks. As of March 31, 2007, the Bank is considered well capitalized based on the capital requirement levels that are to be maintained according to FDIC guidelines.

                                 Capital Ratios

                                                                                                    Adequately
                                                                       Well Capitalized             Capitalized
                                                  Actual                  Requirement               Requirement
                                                  ------                  -----------               -----------
                                            Amount       Ratio        Amount        Ratio        Amount       Ratio
                                            ------       -----        ------        -----        ------       -----
Total capital to risk weighted assets      $ 18,423      16.3%      $ 11,304        10.0%       $ 9,044        8.0%
Tier 1 capital to risk weighted assets     $ 17,163      15.2%       $ 6,783         6.0%       $ 4,522        4.0%
Tier 1 capital to average assets           $ 17,163      13.2%       $ 6,489         5.0%       $ 5,192        4.0%

The Federal Reserve has also established guidelines for capital requirements for bank holding companies that are similar to the FDIC's guidelines for banks. At March 31, 2007, the Company exceeded all of the minimum requirements of the Federal Reserve guidelines.

As of April 10, 2007, the Company's Board of Directors declared a 10% stock dividend to shareholders of record on May 8, 2007 payable on May 25, 2007. As a result of the dividend, approximately 178,680 shares are expected to be issued. All share and per share amounts have been restated to reflect the dividend payable. The dividend payable has also been reflected in the accompanying Consolidated Statement of Shareholders' Equity for the three months ended March 31, 2007.

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


Part II - Other Information

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

         During the quarter ended March 31, 2007, the Company issued shares of common stock to directors and former employees upon the exercise of options as follows:

    Date of Issuance      Number of Shares Issued     Aggregate Exercise Price
    ----------------      -----------------------     ------------------------
       2/14/2007                   6,442                      $40,000
        3/8/2007                   3,049                      $30,600

         Issuance of such shares was not registered under the Securities Act of 1933 in reliance upon the exemption provided by Section 4(2) thereunder based on the fact that no public offering was involved.

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


                   Cornerstone Bancorp
                      (Registrant)


By:   s/J. Rodger Anthony                                     Date: May 7, 2007
    -------------------------------------------------------
       J. Rodger Anthony
       Chief Executive Officer



By:   s/Jennifer M. Champagne                                  Date: May 7, 2007
    -------------------------------------------------------
       Jennifer M. Champagne
       Senior Vice President and Chief Financial Officer
       (Principal financial officer)

                                  Exhibit Index


31-1              Rule 13a-14(a)/ 15d-14(a) Certifications of Chief
                  Executive Officer
31-2              Rule 13a-14(a)/Rule 15d-14(a) Certifications of
                  Chief Financial Officer
32                18 U.S.C. Section 1350 Certifications