Form 10QSB
period 2007-06-30
CORNERSTONE BANCORP/SC
filed 2007-08-10
CIK 1087455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

[ ] Yes [X] No

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock - No Par Value, 1,965,361 shares outstanding on August 1, 2007

Transitional Small Business Issuer Disclosure Format: [ ]  Yes  [X]  No

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                       CORNERSTONE BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                                   June 30,            December 31,
                                                                                                     2007                  2006
                                                                                                     ----                  ----
ASSETS                                                                                           (Unaudited)

Cash and due from banks .............................................................          $   3,960,496           $   2,696,623

Federal funds sold ..................................................................              6,490,000               3,215,000
                                                                                               -------------           -------------

     Cash and cash equivalents ......................................................             10,450,496               5,911,623

Investment securities
     Available-for-sale .............................................................             16,815,185              16,175,621
     Held-to-maturity (Fair value $999,726 at December 31, 2006) ....................                      -               1,000,252
     Other investments ..............................................................                816,500                 813,600

Loans, net ..........................................................................            101,080,948              96,356,387

Property and equipment, net .........................................................              5,284,564               4,414,995

Cash surrender value of life insurance policies .....................................              1,660,666               1,628,967

Other assets ........................................................................              1,460,119               1,324,434
                                                                                               -------------           -------------
         Total assets ...............................................................          $ 137,568,478           $ 127,625,879
                                                                                               =============           =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
     Deposits
         Noninterest bearing ........................................................          $  12,337,120           $  12,367,950
         Interest bearing ...........................................................             98,722,018              89,298,246
                                                                                               -------------           -------------
         Total deposits .............................................................            111,059,138             101,666,196
     Customer repurchase agreements .................................................              5,094,465               5,064,140
     Borrowings from Federal Home Loan Bank of Atlanta ..............................              2,620,255               2,695,671
     Other liabilities ..............................................................                509,687                 661,145
                                                                                               -------------           -------------
         Total liabilities
                                                                                                 119,283,545             110,087,152
                                                                                               -------------           -------------

Commitments and contingencies

Shareholders' equity
     Preferred stock, 10,000 shares authorized, no shares issued ....................                      -                       -
     Common stock, no par value, 20,000,000 shares authorized,
         1,965,361 and 1,777,313 shares issued at June 30, 2007
         and December 31, 2006, respectively ........................................             17,995,880              15,972,666
     Retained earnings ..............................................................                411,971               1,499,803
     Accumulated other comprehensive income (loss) ..................................               (122,918)                 66,258
                                                                                               -------------           -------------

         Total shareholders' equity .................................................             18,284,933              17,538,727
                                                                                               -------------           -------------
         Total liabilities and shareholders' equity .................................          $ 137,568,478           $ 127,625,879
                                                                                               =============           =============

The accompanying notes are an integral part of these consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                       For the three months ended          For the six months ended
                                                                                June 30,                           June 30,
                                                                                --------                           --------
                                                                          2007             2006              2007              2006
                                                                          ----             ----              ----              ----
Interest and Dividend Income
  Interest and fees on loans ...................................       $2,192,248       $1,821,220       $4,364,816       $3,562,936
  Investment securities ........................................          217,990          185,579          438,760          316,712
  Federal funds sold and interest bearing balances .............           85,010           75,995          118,888          133,581
                                                                       ----------       ----------       ----------       ----------
     Total interest  income ....................................        2,495,248        2,082,794        4,922,464        4,013,229
                                                                       ----------       ----------       ----------       ----------

Interest Expense
  Deposits .....................................................          965,880          680,100        1,845,883        1,290,837
  Borrowings and customer repurchase agreements ................           80,919           61,273          169,513          115,316
                                                                       ----------       ----------       ----------       ----------
     Total interest expense ....................................        1,046,799          741,373        2,015,396        1,406,153
                                                                       ----------       ----------       ----------       ----------

Net Interest Income ............................................        1,448,449        1,341,421        2,907,068        2,607,076
Provision for Loan Losses ......................................           53,026           49,316          113,026          335,802
                                                                       ----------       ----------       ----------       ----------

     Net interest income after provision for loan
     losses ....................................................        1,395,423        1,292,105        2,794,042        2,271,274
                                                                       ----------       ----------       ----------       ----------

Noninterest Income
  Service charges on deposit accounts ..........................          130,003          114,559          248,877          224,981
  Mortgage loan origination fees ...............................          161,953          145,116          281,255          282,470
  Gain on sale of land .........................................                -          241,696                -          241,696
  Other ........................................................           20,193           28,018           49,281           44,708
                                                                       ----------       ----------       ----------       ----------
     Total noninterest income ..................................          312,149          529,389          579,413          793,855
                                                                       ----------       ----------       ----------       ----------

Noninterest Expense
  Salaries and employee benefits ...............................          608,206          573,585        1,217,353        1,163,325
  Premises and equipment .......................................          140,197          144,358          281,480          283,102
  Data processing ..............................................           56,921           52,330          111,771           99,152
  Professional and regulatory fees .............................          100,204           54,105          166,211          103,794
  Supplies .....................................................           23,598           22,387           45,982           51,538
  Advertising ..................................................           20,666           15,986           36,542           42,438
  Other ........................................................          130,641          112,256          240,301          229,006
                                                                       ----------       ----------       ----------       ----------
     Total noninterest expense .................................        1,080,433          975,007        2,099,640        1,972,355
                                                                       ----------       ----------       ----------       ----------
     Net income before taxes ...................................          627,139          846,487        1,273,815        1,092,774
Provision for income taxes .....................................          215,168          276,918          426,541          366,308
                                                                       ----------       ----------       ----------       ----------
     Net income ................................................       $  411,971       $  569,569       $  847,274       $  726,466
                                                                       ==========       ==========       ==========       ==========

Earnings Per Share (1)
  Basic ........................................................       $      .21       $      .29       $      .43       $      .37
  Diluted ......................................................       $      .20       $      .28       $      .42       $      .36
Weighted Average Shares Outstanding (1)
  Basic ........................................................        1,965,361        1,955,044        1,962,698        1,945,582
  Diluted ......................................................        2,027,145        2,002,405        2,018,408        1,992,943

(1) Earnings per share and weighted average shares outstanding reflect the stock dividend declared in April 2007.


     The accompanying notes are an integral part of these consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND
                     COMPREHENSIVE INCOME For the six months
                          ended June 30, 2007 and 2006
                                   (Unaudited)

                                                                                                     Accumulated
                                                                  Common stock                           other             Total
                                                                  ------------            Retained   comprehensive     shareholders'
                                                             Shares         Amount        earnings        loss            equity
                                                             ------         ------        --------        ----            ------

Balance, December 31, 2005 ...........................      1,475,743   $ 13,071,896   $    837,565    $    (81,476)   $ 13,827,985
Net income ...........................................              -              -        726,466               -         726,466
Other comprehensive income, net of income taxes
Unrealized loss on investment securities, net ........              -              -              -         (84,842)        (84,842)
                                                                                                                       ------------
Comprehensive income .................................              -              -              -               -         641,624
Stock based compensation .............................              -          9,892              -               -           9,892
Issuance of shares in public offering, net of expenses        140,195      1,886,524              -               -       1,886,524
Stock dividend (10%), net of cash in lieu
   of fractional shares ..............................        161,375        994,462       (997,498)              -          (3,036)
                                                         ------------   ------------   ------------    ------------    ------------

Balance, June 30, 2006 ...............................      1,777,313   $ 15,962,774   $          -    $   (166,318)   $ 16,362,989
                                                         ============   ============   ============    ============    ============

Balance, December 31, 2006 ...........................      1,777,313   $ 15,972,666   $  1,499,803    $     66,258    $ 17,538,727
Net income ...........................................              -              -        847,274               -         847,274
Other comprehensive income, net of income taxes
Unrealized loss on investment securities, net ........              -              -              -        (189,176)       (189,176)
                                                                                                                       ------------
Comprehensive income .................................              -              -              -               -         658,098
Stock based compensation .............................              -         19,739              -               -          19,739
Options exercised ....................................          9,491         70,600              -               -          70,600
Stock dividend (10%), net of cash in lieu
   of fractional shares ..............................        178,557      1,932,875     (1,935,106)              -          (2,231)
                                                         ------------   ------------   ------------    ------------    ------------

Balance, June 30, 2007 ...............................      1,965,361   $ 17,995,880   $    411,971    $   (122,918)   $ 18,284,933
                                                         ============   ============   ============    ============    ============











The accompanying notes are an integral part of these consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                      For the six months ended
                                                                                                              June 30,
                                                                                                              --------
                                                                                                     2007                    2006
                                                                                                     ----                    ----

Operating Activities
     Net income ....................................................................           $    847,274            $    726,466
     Adjustments to reconcile net income to net cash
          provided by operating activities
        Depreciation and amortization ..............................................                132,228                 139,586
        Provision for loan losses ..................................................                113,026                 335,802
        Non-cash option expense ....................................................                 19,739                   9,892
        Gain on sale of land .......................................................                      -                (241,696)
     Changes in operating assets and liabilities
        Change in interest receivable ..............................................               (141,012)                (81,692)
        Change in other assets .....................................................                (26,372)               (181,398)
        Change in other liabilities ................................................                (54,003)                (56,958)
                                                                                               ------------            ------------

           Net cash provided by operating activities ...............................                890,880                 650,002
                                                                                               ------------            ------------

Investing Activities
     Proceeds from maturities and principal repayments of
        available for sale securities ..............................................              2,073,003               2,833,130
     Proceeds from sale of land ....................................................                      -                 273,493
     Purchase of FHLB and Federal Reserve stock ....................................                 (2,900)                (85,400)
     Purchase of property and equipment ............................................             (1,001,943)                (36,102)
     Purchase of investment securities available for sale ..........................             (1,998,800)             (6,218,635)
     Net increase in loans to customers ............................................             (4,837,587)             (1,695,039)
                                                                                               ------------            ------------

           Net cash provided by (used for) investing activities ....................             (5,768,227)             (4,928,553)
                                                                                               ------------            ------------

Financing Activities
     Net increase in demand, savings and time deposits .............................              9,392,942               3,821,279
     Net increase in customer repurchase agreements ................................                 30,325               1,171,972
     Repayment of FHLB advances ....................................................                (75,416)                (75,417)
     Proceeds from exercise of stock options .......................................                 70,600                       -
     Proceeds from sale of common stock, net .......................................                      -               1,886,524
     Cash paid in lieu of fractional shares ........................................                 (2,231)                 (3,036)
                                                                                               ------------            ------------

           Net cash provided by financing activities ...............................              9,416,220               6,801,322
                                                                                               ------------            ------------

           Net increase in cash and cash equivalents ...............................              4,538,873               2,522,771

Cash and Cash Equivalents, Beginning of Period .....................................              5,911,623               5,899,965
                                                                                               ------------            ------------

Cash and Cash Equivalents, End of Period ...........................................           $ 10,450,496            $  8,422,736
                                                                                               ============            ============

Supplemental Information
    Cash paid for interest .........................................................           $  1,827,201            $  1,408,772
    Cash paid for income taxes .....................................................           $    459,419            $    318,200

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

Principles of Consolidation

The consolidated financial statements include the accounts of Cornerstone Bancorp, the parent company, and Cornerstone National Bank (the "Bank"), its wholly owned subsidiary, and Crescent Financial Services, Inc., a wholly owned subsidiary of the Bank. All significant intercompany items have been eliminated in the consolidated statements. Certain amounts have been reclassified to conform to current year presentation.

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

Earnings per Share

Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" requires that the Company present basic and diluted net income per common share. The assumed conversion of stock options creates the difference between basic and diluted net income per share. Income per share is calculated by dividing net income by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares outstanding for basic net income per common share for the three month period ended June 30, 2007 was 1,965,361 shares. The weighted average number of common shares outstanding for diluted net income per share for the quarter ended June 30, 2007 was 2,027,145 shares. The weighted average number of common shares outstanding for basic net income per common share for the six month period ended June 30, 2007 was 1,962,698 shares. The weighted average number of common shares outstanding for diluted net income per share for the six month period ended June 30, 2007 was 2,018,408 shares. There were 21,120 outstanding options that were anti-dilutive as of June 30, 2007.

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

The Company accounts for stock-based compensation under the provisions of SFAS No. 123(R). On January 2, 2007 and January 4, 2006, the Board of Directors awarded options to purchase 19,200 and 18,000 shares, respectively, to executive officers and directors under the 2003 Plan. The options vest over five years and expire ten years from the date of grant. The exercise price for the 2007 grant was $16.00 per share. The number of shares subject to option and the exercise price have been adjusted to give effect to the April 2007 stock dividend. Accordingly, the current number of shares subject to option under the 2007 grant is 21,120 at an exercise price of $14.55 per share, and the current number of shares subject to option under the 2006 grant is 20,328 at an exercise price of $11.16 per share. The fair value of an option is estimated on the date of grant using the Black-Scholes option pricing model. The risk free interest rate used in the calculation was 4.68% for the 2007 grant and 4.36% percent for the 2006 grant (equal to the U.S. Treasury 10 year constant maturity on the date of grant) and the assumed dividend rate was zero in each case. The expected option life in each case was 10 years. Volatility was estimated at 11.7% for the 2007 options and 18% for the 2006 options based on a review of stock trades known to management. Management is aware of only limited trades, which may not represent market value as the stock is not traded on an exchange, though it is quoted on the Over-the-Counter Bulletin Board. For the three months ended June 30, 2007, the Company expensed $5,913 related to options granted in 2007 and $4,616, related to the options granted in 2006. For the six months ended June 30, 2007, the Company expensed $19,739 related to 2006 and 2007 option grants. The expense is included in Salaries and employee benefits in the accompanying consolidated statement of income.

Prior to adopting the provisions of SFAS No. 123(R) the Company accounted for stock option awards under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees," and related interpretations. These awards are fully vested, and no compensation expense has been recognized related to these option awards. Options were granted under the 2003 Plan in 2004 and 2005, and have been adjusted to reflect the stock dividends declared since the grant date. As of June 30, 2007, there are 46,958 of these options outstanding under the 2003 Plan, exercisable at a weighted average exercise price of $9.13 per share.

The Company awarded options to its Organizers in 1999 (the "Organizers' Options"). Each of the organizing directors was awarded options to purchase 4,000 shares of the Company's common stock at $10.00 per share. The options expire 10 years from the date of grant. Since 1999, 4,000 of the original options have been exercised (6,442 after stock dividends) and 4,000 have been forfeited. As of June 30, 2007, after the effect of stock dividends, there are 56,690 Organizers' Options outstanding. Each option is exercisable at a price of $5.64. These options vested in 2002 and were accounted for under the provisions of APB No. 25.

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

Concentrations of credit risk

The Bank makes loans to individuals and small businesses located primarily in upstate South Carolina for various personal and commercial purposes. The Bank has a diversified loan portfolio and borrowers' ability to repay loans is not dependent upon any specific economic sector. The Bank monitors the portfolio for concentrations of credit on a quarterly basis using North American Industry Codes ("NAIC"). The Bank has loans in two NAIC categories that each represents more than 10% of the portfolio. The NAIC concentrations are 27.3% in Residential Building Construction and 20.3% in Real Estate and Rental and Leasing. The portfolio also has loans representing 20 other NAIC categories. The Bank does not make long term (more than 15 years) mortgage loans, does not offer loans with negative amortization features, long-term interest only features, or loans with loan to collateral value ratios in excess of 100%. The Bank does offer loan products with features that can increase credit risk during periods of declining economic conditions such as adjustable rate loans, interest-only loans, and loans with amortization periods that differ from the maturity date (i.e., balloon payment loans). However, the Bank evaluates each customer's credit worthiness based on current and expected economic conditions and underwrites and monitors each loan for associated risks. Loans made with exceptions to internal loan guidelines and those with loan-to-value ratios in excess of regulatory loan-to-value guidelines are monitored and reported to the Board of Directors on a monthly basis. The regulatory loan-to-value guidelines permit exceptions to the guidelines up to a maximum 30% of total capital for commercial loans and exceptions for all types of real estate loans up to a maximum of 100% of total capital. As of June 30, 2007, the Bank has $1.2 million of loans which exceed the regulatory loan to value guidelines. This amount is within the maximum allowable exceptions to the guidelines.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, Companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company's balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. Adoption of SAB 108 had no impact on the Company's reported financial position, results of operations, or cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115." This statement permits, but does not require, entities to measure many financial instruments at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities electing this option will apply it when the entity first recognizes an eligible instrument and will report unrealized gains and losses on such instruments in current earnings. This statement (1) applies to all entities, (2) specifies certain election dates, (3) can be applied on an instrument-by-instrument basis with some exceptions, (4) is irrevocable, and (5) applies only to entire instruments. One exception is demand deposit liabilities, which are explicitly excluded as qualifying for fair value. Under SFAS 115, available-for-sale and held-to-maturity securities at the effective date are eligible for the fair value option at that date. If the fair value option is elected for those securities at the effective date, cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment and thereafter, such securities will be accounted for as trading securities. SFAS 159 is effective for the Company on January 1, 2008. The Company is currently analyzing the fair value option provided under SFAS 159 and did not elect early adoption of the statement in the first quarter of 2007.

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

The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing in the Cornerstone Bancorp Form 10-KSB for the year ended December 31, 2006. The discussion will concentrate on operations for the quarter and six month period ended June 30, 2007. Results of operations for the three or six month periods ending June 30, 2007 are not necessarily indicative of the results to be attained for any other period.


RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended June 30, 2007 and 2006

The Company's net income for the three months ended June 30, 2007 was $411,971 or $.21 per basic and $.20 per diluted share, compared to $569,569, or $.29 per basic and $.28 per diluted share, for the three months ended June 30, 2006, a decrease of 27.7% in net income. However, net income for the second quarter of 2006 benefited from a gain on the sale of real estate in the amount of $241,696. Excluding this gain on sale of real estate in the second quarter of 2006, net of tax, the Company's net income for the quarter ended June 30, 2007 would be greater than its net income for the second quarter of 2006.

Net interest income was $1.4 million for the three months ended June 30, 2007, compared to $1.3 million for the three months ended June 30, 2006. The increase was primarily the result of the growth of earning assets. Average interest earning assets increased $14.6 million in 2007 over 2006 levels. The net interest margin decreased from 4.84% for the quarter ended June 30, 2006 to 4.61% for the quarter ended June 30, 2007. The decrease in net margin was primarily the result of increases in the average cost of interest bearing liabilities. The weighted average rate paid on interest bearing liabilities was 4.04% for the quarter ended June 30, 2007 and 3.24% for the quarter ended June 30, 2006.

The amount of the Company's provision for loan losses for the three months ended June 30, 2007 was $53,026 compared to $49,316 for the three months ended June 30, 2006. Additions to the allowance during the second quarter of 2007 primarily relate to growth in the portfolio. Management has sought to provide the amount estimated to be necessary to maintain an allowance for loan losses that was adequate to cover the level of loss that management believed to be inherent in the portfolio as a whole, taking into account the Company's experience, economic conditions and information about borrowers available at the time of the analysis. Management prepares an analysis that is comprised of two parts. One part of the analysis is prepared by examining individual loans that have been determined to have characteristics of higher risk credits, and is consistent with SFAS No. 114 "Accounting by Creditors for Impairment of a Loan." The second part of the analysis is prepared in accordance with SFAS No. 5 "Accounting for Contingencies," and focuses on pools of loans with similar risk characteristics. There were charge-offs of $12,069 during the quarter ended June 30, 2007 and no recoveries. During the three months ended June 30, 2006, charge-offs were $277,768 and there were no recoveries. The Bank continues to make every effort to achieve some recovery related to the 2006 charge-offs, although the amount of any such recovery is currently not estimable. See "Loans" for additional information on the Company's loan portfolio and allowance for loan losses.

Noninterest  income  for the  three  months  ended  June 30,  2007 was  $312,149 compared to $529,389 for the three months ended June 30, 2006. Noninterest income is primarily composed of mortgage loan origination fees and service fees on deposit accounts. However, in 2006 the Company's noninterest income also included the gain of $241,696 resulting from the sale of land. Mortgage loan origination fees increased due to the Company's marketing efforts, and service charges on deposit accounts increased due to an increase in the number of deposit customers. Other noninterest income decreased by $7,825.

Total noninterest expense for the quarter ended June 30, 2007 was approximately $1.1 million compared to $1.0 million for the three months ended June 30, 2006. Expenses increased slightly as a result of increases in salaries and benefits and data processing expenses, professional and regulatory fees and other expense. Salaries and benefits increased $34,621 or 6.0% as a result of annual performance increases and the increasing costs of benefits, including option expenses. Data processing expenses increased due to the increase in the number of accounts processed. Professional and regulatory fees include amounts paid to the Federal Deposit Insurance Corporation ("FDIC") for deposit insurance, fees paid to the Bank's primary regulator, the Office of the Comptroller of the Currency ("OCC") for regulatory oversight, and fees paid to accountants, attorneys, and other professional consultants. The 2007 quarter includes expenses paid in connection with implementation of Section 404 of the Sarbanes-Oxley Act as well as additional FDIC premiums payable under the Federal Deposit Insurance Reform Act of 2006 and higher OCC fees. FDIC premiums and OCC assessments have increased annually as a result of the Bank's growth. However, FDIC premiums also included an additional amount of approximately $27,000 related to the premiums associated with the increase in deposit insurance coverage offered as a result of the Federal Deposit Insurance Reform Act of 2006. Other expenses increased primarily due to higher processing expenses for automated teller machines, higher charge-offs from deposit accounts, and appraisal expenses. Each of these increases is tied to the Bank's growth.

Net Interest Income

Net interest income is the difference between the interest earned on earning assets and the interest paid for funds acquired to support those assets, and is the principal source of the Company's earnings. Net interest income was $1.4 million for the three months ended June 30, 2007 and $1.3 million for the three months ended June 30, 2006.

Changes that affect net interest income are changes in the average rate earned on interest earning assets, changes in the average rate paid on interest bearing liabilities, and changes in the volume of interest earning assets and interest bearing liabilities. Average earning assets for the three months ended June 30, 2007 were $126.1 million and for the quarter ended June 30, 2006 were $111.5 million. The increase was mainly attributable to a $14.2 million increase in average loans primarily supported by a $13.5 million increase in average interest bearing time deposits. For much of the first half of 2007 the Bank's marketing campaigns have included a very popular short-term certificate of deposit that has attracted a number of new customers, resulting in the increase in average interest bearing time deposits. The Company continues to grow at a steady rate, with core business and strong customer relationships.

For the three months ended June 30, 2007 the average yield on earning assets was 7.94% while the average cost of interest-bearing liabilities was 4.04%. For the three months ended June 30, 2006 the average yield on earning assets was 7.49% and the average cost of interest bearing liabilities was 3.24%. The increase in the yield on earning assets is a result of higher returns on investments and loans. The increase in the cost of interest bearing liabilities is attributable to higher interest rates paid on time deposits as certificates have matured and re-priced and on higher average rates paid on money market accounts and customer repurchase agreements in 2007. Increases in rates reflect increases in interest rates nationally as well as increased competition in the Company's market area.

The net interest margin is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest earning assets. The net interest margin for the three months ended June 30, 2007 was 4.61% compared to 4.84% for the three months ended June 30, 2006.

The table below illustrates the average balances of interest earning assets and interest bearing liabilities and the resulting annualized yields and costs for the three month periods ended June 30, 2007 and 2006.

                                                               June 30, 2007                             June 30, 2006
                                                               -------------                             -------------
                                                   Average                    Average       Average                       Average
                                                   Balance         Interest  Yield/Cost     Balance         Interest     Yield/Cost
                                                   -------         --------  ----------     -------         --------     ----------
Investments ..................................  $ 16,821,947     $   217,990     5.20%   $ 16,803,657    $    185,579       4.43%
Fed Funds Sold ...............................     6,560,072          85,010     5.20%      6,218,579          75,995       4.90%
Loans ........................................   102,707,033       2,192,248     8.56%     88,474,495       1,821,220       8.26%
                                                ------------     -----------             ------------    ------------
   Total interest earning assets .............   126,089,052       2,495,248     7.94%    111,496,731       2,082,794       7.49%
                                                ============     -----------             ============    ------------

Interest bearing transaction accounts ........    14,138,528          40,500     1.15%     14,747,481          38,515       1.05%
Savings and money market accounts ............    10,354,212          53,512     2.07%     10,183,513          42,025       1.66%
Time deposits ................................    71,970,645         871,868     4.86%     58,437,131         599,560       4.12%
                                                ------------     -----------             ------------    ------------
   Total interest bearing deposits ...........    96,463,385         965,880     4.02%     83,368,125         680,100       3.27%
Customer repurchase agreements ...............     4,939,023          54,026     4.39%      4,114,928          21,721       2.12%
Borrowings from FHLB Atlanta .................     2,640,144          26,893     4.09%      4,290,587          39,552       3.70%
                                                ------------     -----------             ------------    ------------
   Total interest bearing liabilities ........  $104,042,552       1,046,799     4.04%   $ 91,773,640         741,373       3.24%
                                                ============     -----------             ============    ------------

Net interest income ..........................                   $ 1,448,449                             $  1,341,421
                                                                 ===========                             ============
Interest rate spread .........................                                   3.90%                                      4.25%
Interest margin ..............................                                   4.61%                                      4.84%

The Bank, which accounts for all of the Company's sensitivity to changes in interest rates, measures interest sensitivity using various measures. The Bank's sensitivity to changes in interest rates can be analyzed using a static GAP measurement, which compares the amount of interest sensitive assets repricing within a one year time period as compared to the amount of interest sensitive liabilities repricing within the same time frame. Although this method does not take into account loan prepayments and other non-contractual changes in balances and the applicable interest rates, it does give some information as to possible changes in net interest income that could be expected simply as a result of changes in interest rates. As of June 30, 2007, the Bank's cumulative Gap ratio was .79 through 12 months. This indicates a liability-sensitive position as of June 30, 2007. In a period of rising interest rates, asset-sensitive balance sheets would be expected to experience a widening of the net interest margin, while liability-sensitive balance sheets can experience pressure on the net interest margin. In a period of decreasing interest rates, liability-sensitive balance sheets typically experience a widening of the net interest margin and asset-sensitive balance sheets experience the opposite effect.

Currently the magnitude and direction of future changes in overall interest rates is not known. However, following a period of rapid increases in market interest rates, interest rates often stop increasing or potentially decrease. The Bank's management has attempted to position the Company's balance sheet to be somewhat neutral to interest rate risk.

Results of Operations for the Six Months Ended June 30, 2007 and 2006

The Company's net income for the six months ended June 30, 2007 was $847,274 or $.43 per basic and $.42 per diluted share compared to $726,466 or $.37 per basic and $.36 per diluted share for the six months ended June 30, 2006. The increase in net income is due to growth of the Bank.

Net interest income was $2.9 million for the six months ended June 30, 2007 compared to $2.6 million for the six months ended June 30, 2006. The increase was primarily the result of the Bank's growth from 2006 to 2007.

The amount of the Company's provision for loan losses for the six months ended June 30, 2007 was $113,026 compared to $335,802 for the six months ended June 30, 2006. In the first quarter of 2006 the Bank increased the provision for loan losses for two specific loans which were charged off in April 2006. In each period, management has sought to provide the amount estimated to be necessary to maintain an allowance for loan losses that was adequate to cover the level of loss that management believed to be inherent in the portfolio as a whole, taking into account the Company's experience, economic conditions and information about borrowers available at the time of the analysis. Charge-offs totaled $12,069 for the first six months of 2007 compared to $277,768 for the first half of 2006. See "Loans" for additional information on the Company's loan portfolio and allowance for loan losses.

Noninterest income for the six months ended June 30, 2007 was $579,413 compared to $793,855 for the six months ended June 30, 2006. Noninterest income for the first six months of 2006 included the gain on the sale of land in the amount of $241,696. Service charges on deposit accounts increased due to the opening of new accounts. Mortgage loan origination fees also increased in 2007 over 2006 levels.

Total noninterest expense for the six months ended June 30, 2007 was $2.1 million versus $2.0 million for the six months ended June 30, 2006. Salaries increased $54,028 or 4.6% in 2007 over 2006 levels. The increase reflects annual salary increases and increases in the cost of providing benefits, including stock option expenses, which increased approximately $10,000 in 2007 over 2006 amounts. Professional and regulatory fees increased $62,417 or 60.1%. Professional and regulatory fees include FDIC insurance premiums, assessments from the Bank's primary regulator, the OCC, as well as accounting, legal, recruiting and other consulting fees and costs. The increase in 2007 specifically relates to a $27,000 increase in FDIC insurance premiums associated with the Federal Deposit Insurance Reform Act of 2005 and approximately $25,000 associated with fees paid to professional recruiters and consultants in connection with implementation of Section 404 of the Sarbanes-Oxley Act.

Net Interest Income

Net interest income, was $2.9 million compared to $2.6 million for the six months ended June 30, 2006. The increase was partially attributable to an increase in average loans and partially to an increase in the weighted average interest rate on loans. Increases in interest income on loans were partially offset by an increase in the average rate paid on interest-bearing liabilities. Average loans increased from $87.9 million for the first six months of 2006 to $101.8 million of the first six months of 2007. The average rate earned on loans was 8.17% for the first half of 2006 versus 8.64% during the first half of 2007. Average earning assets for the six months ended June 30, 2007 increased to $123.5 million from $108.8 million reported for the six months ended June 30, 2006. Average interest bearing liabilities increased $12.0 million to $101.8 million from $89.8 million for the six months ended June 30, 2006. The increase was primarily in time deposits as more depositors return to this type of investment as interest rates offered have increased.

For the six months ended June 30, 2007 the average yield on earning assets was 8.04% while the average cost of interest-bearing liabilities was 3.99%. For the six months ended June 30, 2006 the average yield on earning assets was 7.44% and the average cost of interest-bearing liabilities was 3.16%. The increase in the yield on earning assets is attributable to higher interest rates overall. The higher cost of interest-bearing liabilities is a result of a higher percentage of time deposits in the overall mix of interest bearing liabilities and an increase in offered rates on customer repurchase agreements. In addition, a low cost advance from the FHLB of Atlanta matured in the third quarter of 2006, increasing the weighted average rate paid on FHLB advances. The net interest margin for the six months ended June 30, 2007 was 4.75% compared to 4.83% for the six months ended June 30, 2006.

The table below illustrates the average balances of interest earning assets and interest bearing liabilities and the resulting annualized yields and costs for the six month periods ended June 30, 2007 and 2006.

                                                                  June 30, 2007                           June 30, 2006
                                                                  -------------                           -------------
                                                     Average        Interest     Average       Average       Interest      Average
                                                     Balance         Earned     Yield/Cost     Balance        Earned     Yield/Cost
                                                     -------         ------     ----------     -------        ------     ----------
Investments ..................................    $ 17,042,460    $    438,760    5.19%     $ 15,065,427   $    316,712     4.24%
Fed Funds Sold ...............................       4,615,229         118,888    5.19%        5,757,462        133,581     4.68%
Loans ........................................     101,836,534       4,364,816    8.64%       87,947,483      3,562,936     8.17%
                                                  ------------    ------------              ------------   ------------
   Total interest earning assets .............     123,494,223       4,922,464    8.04%      108,770,372      4,013,229     7.44%
                                                  ============    ------------              ============   ------------

Interest bearing transaction accounts ........      14,282,261          80,589    1.14%       14,341,674         76,231     1.07%
Savings and money market accounts ............       9,889,991          96,667    1.97%        9,771,601         74,984     1.55%
Time deposits ................................      69,816,249       1,668,627    4.82%       57,232,733      1,139,622     4.02%
                                                  ------------    ------------              ------------   ------------

   Total interest bearing deposits ...........      93,988,501       1,845,883    3.96%       81,346,008      1,290,837     3.20%
Customer repurchase agreements ...............       5,201,614         115,579    4.48%        4,128,288         36,200     1.77%
Advances from FHLB ...........................       2,659,245          53,934    4.09%        4,310,428         79,116     3.70%
                                                  ------------    ------------              ------------   ------------
   Total interest bearing liabilities ........    $101,849,360       2,015,396    3.99%     $ 89,784,724      1,406,153     3.16%
                                                 =============    ------------              ============   ------------

Net interest income ..........................    $  2,907,068                              $  2,607,076
                                                  ============                              ============
Interest rate spread .........................                                    4.05%                                     4.28%
Interest margin ..............................                                    4.75%                                     4.83%

BALANCE SHEET REVIEW

Total consolidated assets increased $10.0 million from $127.6 million at December 31, 2006 to $137.6 million at June 30, 2007. Major components of the increase were net loans and cash and cash equivalents. Net loans increased approximately $4.7 million and cash and cash equivalents increased approximately $4.5 million. Investment securities decreased $357,788 due to maturities and principal repayments, net of purchases.

As of June 30, 2007 the Company held securities available for sale of approximately $16.8 million. These securities are held primarily for liquidity purposes and for pledging against public deposits and accounts exceeding the Federal Deposit Insurance Corporation ("FDIC") insurance limits. As such, these securities are generally, but may not ultimately be, held until their maturity. As of June 30, 2007, 25 of the Company's securities, many of which were purchased during a lower interest rate environment, yield below market interest rates. Of the 25 securities in an unrealized loss position, nine securities representing total unrealized losses of $67,627 have been impaired for 12 months or more. All of these securities have been issued by Government sponsored enterprises or municipal governments and, if applicable, have good bond ratings from various rating agencies. The Company currently has the ability and intent to hold these securities until their maturity at which time their full face value is expected to be realized. Based on the Company's intent and ability to hold these securities until maturity and based on their good credit ratings, management believes that the unrealized losses in the available for sale portfolio are temporary.

As of June 30, 2007 total deposits were $111.1 million, customer repurchase agreements were $5.1 million, and borrowings from the FHLB were $2.6 million. At December 31, 2006, deposits were $101.7 million, customer repurchase agreements were $5.1 million and borrowings from the FHLB were $2.7 million.

Management seeks to maintain sufficient cash and other forms of liquidity to meet both anticipated and unanticipated cash outflows and a balance sheet mix that effectively utilizes the Company's earning assets. Cash and due from banks amounted to $4.0 million at June 30, 2007 and $2.7 million at December 31, 2006. Federal funds sold totaled $6.5 million as of June 30, 2007.


LOANS

Commercial and industrial loans made up approximately 17.7% of the total loan portfolio as of June 30, 2007, totaling $18.1 million, compared to $17.0 million or 17.4% at December 31, 2006. Loans secured by real estate for construction and land development totaled $33.9 million or 33.0% of the total loan portfolio as of June 30, 2007 compared to $27.1 million or 27.8% of the portfolio at December

31, 2006. Nonresidential, nonfarm real estate loans totaled $25.8 million or 25.2% of the portfolio, while all other loans secured by real estate totaled $22.1 million or 21.6% of the total loan portfolio as of June 30, 2007. As of December 31, 2006 nonfarm, nonresidential loans were $29.3 million or 30.1% of the portfolio and all other loans secured by real estate were $21.0 million or 21.5% of the portfolio. Installment loans and other consumer loans to individuals comprised $2.5 million or 2.5% of the total loan portfolio as of June 30, 2007, compared to $3.1 million or 3.2% of the portfolio as of December 31, 2006. As of June 30, 2007, the Bank had $53.7 million of loans or 53.1% of the net loan portfolio at variable rates of interest. Of the remaining loans in the portfolio, approximately $16.2 million mature within one year. Although the real estate market in the Company's market areas has slowed somewhat, it remains solid and management does not currently believe that the slowing represents a substantial risk to the loan portfolio.

The allowance for loan losses was 1.27% of gross loans as of June 30, 2007 compared to 1.23% as of December 31, 2006. Management evaluates the adequacy of the allowance for loan losses based on various factors including a periodic and regular evaluation of loans in the portfolio, delinquency trends, overall risk characteristics of the various segments of the portfolio, prevailing and anticipated economic conditions, industry statistics, and other factors. Based on information available as of June 30, 2007, in management's opinion, the allowance for loan losses is adequate as of June 30, 2007. At June 30, 2007, the Company had six loans related to one borrower totaling $275,021 that were non-accruing. Management is currently in the process of evaluating the collateral related to these loans. There were two other potential problem loans totaling approximately $127,900 of which management was aware as of June 30, 2007.

Activity in the allowance for loan losses for the first six months of 2007 and 2006 is presented below.

                                                                                                 June 30, 2007         June 30, 2006
                                                                                                 -------------         -------------
                                                                                                           (In thousands)
Allowance for loan losses, beginning of year .........................................            $   1,200              $   1,058
Provision for losses .................................................................                  113                    336
Charge-offs ..........................................................................                  (12)                  (278)
Recoveries ...........................................................................                    -                      -
                                                                                                  ---------              ---------
      Allowance for loan losses, end of period .......................................            $   1,301              $   1,116
                                                                                                  =========              =========
Ratios
     Nonperforming loans to loans at end of period ...................................                  .27%                     -%
     Net (charge-offs) recoveries to average loans outstanding .......................                 (.01%)                 (.32%)
     Net (charge-offs) recoveries to loans at end of period ..........................                 (.01%)                 (.31%)
     Allowance for loan losses to average loans ......................................                 1.28%                  1.27%


     Allowance for loan losses to loans at end of period .............................                 1.27%                  1.26%
     Net (charge-offs) recoveries to allowance for loan losses .......................                 (.93%)                (24.9%)
     Net (charge-offs) recoveries to provision for loan losses .......................                (10.7%)                (82.7%)

LIQUIDITY

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of liabilities. The Company manages both assets and liabilities to achieve appropriate levels of liquidity. Cash and short-term investments are the Company's primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. The investment portfolio is the Company's principal source of secondary asset liquidity. However, the availability of this source of funds is influenced by market conditions. Individual and commercial deposits and borrowings are the Company's primary source of funding for credit activities. The Company has lines of credit with unrelated banks and with the FHLB of Atlanta. The bank lines total $4.8 million and are available on a one to fourteen day basis for general corporate purposes of the Bank. The FHLB line is based on the availability of eligible collateral with a maximum borrowing capacity of 10% of Bank assets. The Bank currently has $2.6 million borrowed under the FHLB line. Approximately $11.1 million is available under the FHLB line, assuming adequate collateral is available for pledging. Management believes that the Company's liquidity sources are adequate to meet its operating needs.



OFF BALANCE SHEET RISK

Through the operations of the Bank, the Company has contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank's customers at predetermined interest rates for a specified period of time. Commitments are subject to various conditions which are expected to reduce the credit risk to the Company. At June 30, 2007, the Bank had issued commitments to extend credit of $21.9 million through various types of lending arrangements. Of that amount, approximately $14.2 million was undisbursed amounts of closed-end loans, $1.2 million related to unused overdraft protection, and approximately $6.4 million was related to lines of credit. The Bank's management evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by management upon extension of credit, is based on a credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial or residential real estate. Management manages the credit risk on these commitments by subjecting them to normal underwriting and risk management processes. The Bank also had standby letters of credit outstanding of approximately $778,400 at June 30, 2007. An immaterial amount of fees were collected related to these commitments and letters of credit during the quarter ended June 30, 2007. Historically many of these commitments and letters of credit expire unused, and the total amount committed as of June 30, 2007 is not necessarily expected to be funded. The Bank offers an automatic overdraft protection product to checking account customers. Each qualified account with the automatic overdraft protection feature can have up to $500 of paid overdrafts. Unused overdraft protection was $1.2 million as of June 30, 2007, the majority of which is not expected to be utilized. As of June 30, 2007, accounts in overdraft status totaled $20,067. The Bank has entered into a contract to build an operations center adjacent to its headquarters building. The total cost of construction is expected to be approximately $1.6 million, of which approximately $1.0 million had been funded as of June 30, 2007.


CAPITAL RESOURCES

The capital base for the Company increased by approximately $746,200 for the first six months of 2007, due to net income, net of decreases in accumulated other comprehensive income. The Company's equity to asset ratio was 13.3% as of June 30, 2007 and 13.7% as of December 31, 2006. The Company expects to continue to leverage its capital as the Bank grows. The FDIC has established guidelines for capital requirements for banks. As of June 30, 2007, the Bank is considered well capitalized based on the capital levels that are required to be maintained according to FDIC guidelines.

                                 Capital Ratios

                                                                                                                  Adequately
                                                                                        Well Capitalized          Capitalized
                                                                      Actual              Requirement             Requirement
                                                                      ------              -----------             -----------
                                                              Amount        Ratio      Amount      Ratio      Amount      Ratio
                                                              ------        -----      ------      -----      ------      -----
Total capital to risk weighted assets ................       $18,900        16.72%    $11,302      10.0%     $ 9,041      8.0%
Tier 1 capital to risk weighted assets ...............       $17,599        15.57%    $ 6,781       6.0%     $ 4,521      4.0%
Tier 1 capital to average assets .....................       $17,599        12.99%    $ 6,772       5.0%     $ 5,418      4.0%

The Federal Reserve has also established guidelines for capital requirements for bank holding companies that are similar to the FDIC's guidelines for banks. At June 30, 2007, the Company exceeded all of the minimum requirements of the Federal Reserve guidelines.

As of April 10, 2007, the Company's Board of Directors declared a 10% stock dividend to shareholders of record on May 8, 2007 payable on May 25, 2007. As a result of the dividend, approximately 178,557 shares were issued. All share and per share amounts have been restated to reflect the dividend.

The  Company  has  two  stock-based   compensation   plans.   See  "Stock  based
Compensation" in the Notes to Unaudited Consolidated Financial Statements above for more information.


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

ITEM 3 A(T).

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

Part II - Other Information

ITEM 4. Submission of Matters to a Vote of Security Holders

         The Company held its annual meeting of shareholders on May 8, 2007. At that meeting three directors were elected to serve three year terms. The voting results were as follows:

                  Name                      For     Withhold Broker   Non-votes
                  ----                      ---     ---------------   ---------
J. Rodger Anthony ...................    1,298,374       9,788           -
Walter L. Brooks ....................    1,298,374       9,788           -
T. Edward Childress, III ............    1,298,374       9,788           -

         The following directors' terms of office continued after the annual meeting: Ben L. Garvin (2008), J. Bruce Gaston (2008), S. Ervin Hendricks, Jr.
(2008),  Joe E. Hooper (2009),  Robert R. Spearman (2009),  John M. Warren,  Jr.
(2009), George I. Wike, Jr. (2009), and Jennifer M. Champagne (2008).


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


                   Cornerstone Bancorp
                      (Registrant)


By:  s/J. Rodger Anthony                                   Date: August 10, 2007
    -------------------------------------------------------
       J. Rodger Anthony
       Chief Executive Officer



By:  s/Jennifer M. Champagne                               Date: August 10, 2007
    -------------------------------------------------------
       Jennifer M. Champagne
       Senior Vice President and Chief Financial Officer
       (Principal financial officer)

                                  Exhibit Index


31-1            Rule13a-14(a)/ 15d-14(a) Certifications of Chief
                Executive Officer
31-2            Rule13a-14(a)/Rule 15d-14(a) Certifications of
                Chief Financial Officer
32              18 U.S.C. Section 1350 Certifications