Form 10QSB
period 2007-09-30
CORNERSTONE BANCORP/SC
filed 2007-11-13
CIK 1087455

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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


         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock - No Par Value, 1,965,354 shares outstanding on November 1, 2007

Transitional Small Business Issuer Disclosure Format: [ ]  Yes  [X]  No

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                       CORNERSTONE BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                                 September 30,          December 31,
                                                                                                     2007                  2006
                                                                                                     ----                  ----
ASSETS                                                                                           (Unaudited)

Cash and due from banks ..............................................................           $  2,859,334           $  2,696,623

Federal funds sold ...................................................................              3,802,000              3,215,000
                                                                                                 ------------           ------------

     Cash and cash equivalents .......................................................              6,661,334              5,911,623

Investment securities
     Available-for-sale ..............................................................             17,939,571             16,175,621
     Held-to-maturity (Fair value $999,726 at December 31, 2006) .....................                      -              1,000,252
     Other investments ...............................................................                816,500                813,600

Loans, net ...........................................................................            104,183,001             96,356,387

Property and equipment, net ..........................................................              5,879,839              4,414,995

Cash surrender value of life insurance policies ......................................              1,678,667              1,628,967

Accrued interest receivable ..........................................................                947,061                862,567

Other assets .........................................................................                702,753                461,867
                                                                                                 ------------           ------------
         Total assets ................................................................           $138,808,726           $127,625,879
                                                                                                 ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
     Deposits
         Noninterest bearing .........................................................           $ 12,257,206           $ 12,367,950
         Interest bearing ............................................................             98,759,948             89,298,246
                                                                                                 ------------           ------------
         Total deposits ..............................................................            111,017,154            101,666,196
     Customer repurchase agreements ..................................................              5,721,897              5,064,140
     Borrowings from Federal Home Loan Bank of Atlanta ...............................              2,582,546              2,695,671
     Other liabilities ...............................................................                586,077                661,145
                                                                                                 ------------           ------------
         Total liabilities
                                                                                                  119,907,674            110,087,152
                                                                                                 ------------           ------------

Commitments and contingencies

Shareholders' equity
     Preferred stock, 10,000 shares authorized, no shares issued .....................                      -                      -
     Common stock, no par value, 20,000,000 shares authorized,
         1,965,354 and 1,777,313 shares issued at September 30,
         2007 and December 31, 2006, respectively ....................................             18,027,853             15,972,666
     Retained earnings ...............................................................                819,436              1,499,803
     Accumulated other comprehensive income ..........................................                 53,763                 66,258
                                                                                                 ------------           ------------

         Total shareholders' equity ..................................................             18,901,052             17,538,727
                                                                                                 ------------           ------------
         Total liabilities and shareholders' equity ..................................           $138,808,726           $127,625,879
                                                                                                 ============           ============

The accompanying notes are an integral part of these consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                       For the three months ended         For the nine months ended
                                                                             September 30,                      September 30,
                                                                             -------------                      -------------
                                                                        2007               2006              2007              2006
                                                                        ----               ----              ----              ----
Interest and Dividend Income
  Interest and fees on loans ...................................       $2,232,096       $1,928,713       $6,596,912       $5,491,649
  Investment securities ........................................          258,234          226,243          696,994          542,955
  Federal funds sold and interest bearing balances .............           73,630          104,695          192,518          238,276
                                                                       ----------       ----------       ----------       ----------
     Total interest  income ....................................        2,563,960        2,259,651        7,486,424        6,272,880
                                                                       ----------       ----------       ----------       ----------

Interest Expense
  Deposits .....................................................        1,021,001          774,644        2,866,884        2,065,481
  Borrowings and customer repurchase agreements ................           84,793           76,310          254,306          191,626
                                                                       ----------       ----------       ----------       ----------
     Total interest expense ....................................        1,105,794          850,954        3,121,190        2,257,107
                                                                       ----------       ----------       ----------       ----------

Net Interest Income ............................................        1,458,166        1,408,697        4,365,234        4,015,773
Provision for Loan Losses ......................................           23,610           71,172          136,636          406,974
                                                                       ----------       ----------       ----------       ----------

     Net interest income after provision for loan
     losses ....................................................        1,434,556        1,337,525        4,228,598        3,608,799
                                                                       ----------       ----------       ----------       ----------

Noninterest Income
  Service charges on deposit accounts ..........................          143,586          123,971          392,463          348,952
  Mortgage loan origination fees ...............................           95,576          185,534          376,831          468,004
  Gain on sale of land .........................................                -                -                -          241,696
  Other ........................................................           23,612           20,384           72,893           65,092
                                                                       ----------       ----------       ----------       ----------
     Total noninterest income ..................................          262,774          329,889          842,187        1,123,744
                                                                       ----------       ----------       ----------       ----------

Noninterest Expense
  Salaries and employee benefits ...............................          613,251          567,524        1,830,604        1,730,849
  Premises and equipment .......................................          126,133          130,369          407,613          378,541
  Data processing ..............................................           63,374           52,644          175,145          151,796
  Professional and regulatory fees .............................           82,830           52,916          249,041          156,710
  Supplies .....................................................           32,100           21,939           78,082           73,477
  Advertising ..................................................           19,947           26,677           56,489           69,115
  Other
                                                                          148,508          122,943          388,809          386,879
                                                                       ----------       ----------       ----------       ----------
     Total noninterest expense .................................        1,086,143          975,012        3,185,783        2,947,367
                                                                       ----------       ----------       ----------       ----------
     Net income before taxes ...................................          611,187          692,402        1,885,002        1,785,176
Provision for income taxes .....................................          203,722          235,190          630,263          601,498
                                                                       ----------       ----------       ----------       ----------
     Net income ................................................       $  407,465       $  457,212       $1,254,739       $1,183,678
                                                                       ==========       ==========       ==========       ==========

Earnings Per Share (1)
  Basic ........................................................       $      .21       $      .23       $      .64       $      .61
  Diluted ......................................................       $      .20       $      .23       $      .62       $      .59
Weighted Average Shares Outstanding (1)
  Basic ........................................................        1,965,354        1,955,044        1,963,592        1,945,582
  Diluted ......................................................        2,023,779        2,004,325        2,020,187        1,997,397

(1) Earnings per share and weighted average shares outstanding reflect the 10% stock dividend declared in April 2007.


     The accompanying notes are an integral part of these consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
             For the nine months ended September 30, 2007 and 2006
                                   (Unaudited)

                                                                                                      Accumulated
                                                                 Common stock                             other           Total
                                                                 ------------            Retained     comprehensive    shareholders'
                                                             Shares       Amount         earnings      gain (loss)       equity
                                                             ------       ------         --------      -----------       ------

Balance, December 31, 2005 ...........................      1,475,743   $ 13,071,896   $    837,565    $    (81,476)   $ 13,827,985
Net income ...........................................              -              -      1,183,678               -       1,183,678
Other comprehensive income, net of
   income taxes
Unrealized gain on investment securities, net ........              -              -              -          77,354          77,354
                                                                                                                       ------------
Comprehensive income .................................              -              -              -               -       1,261,032
Stock based compensation .............................              -         14,838              -               -          14,838
Issuance of shares in public offering, net of
   expenses ..........................................        140,195      1,886,524              -               -       1,886,524
Stock dividend (10%), net of cash in lieu
   of fractional shares ..............................        161,375        994,462       (997,498)              -          (3,036)
                                                         ------------   ------------   ------------    ------------    ------------

Balance, September 30, 2006 ..........................      1,777,313   $ 15,967,720   $  1,023,745    $     (4,122)   $ 16,987,343
                                                         ============   ============   ============    ============    ============

Balance, December 31, 2006 ...........................      1,777,313   $ 15,972,666   $  1,499,803    $     66,258    $ 17,538,727
Net income ...........................................              -              -      1,254,739               -       1,254,739
Other comprehensive income, net of
   income taxes
Unrealized loss on investment securities, net ........              -              -              -         (12,495)        (12,495)
                                                                                                                       ------------
Comprehensive income .................................              -              -              -               -       1,242,244
Stock based compensation .............................              -         30,268              -               -          30,268
Options exercised ....................................          9,491         92,044              -               -          92,044
Stock dividend (10%), net of cash in lieu
   of fractional shares ..............................        178,550      1,932,875     (1,935,106)              -          (2,231)
                                                         ------------   ------------   ------------    ------------    ------------

Balance, September 30, 2007 ..........................      1,965,354   $ 18,027,853   $    819,436    $     53,763    $ 18,901,052
                                                         ============   ============   ============    ============    ============











The accompanying notes are an integral part of these consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                       For the nine months ended
                                                                                                             September 30,
                                                                                                        2007                 2006
                                                                                                        ----                 ----

Operating Activities
     Net income ..........................................................................        $  1,254,739         $  1,183,678
     Adjustments to reconcile net income to net cash provided by operating activities
        Depreciation and amortization ....................................................             202,281              209,682
        Provision for loan losses ........................................................             136,636              406,974
        Non-cash option expense ..........................................................              30,268               14,838
        Gain on sale of land .............................................................                   -             (241,696)
     Changes in operating assets and liabilities
        Change in interest receivable ....................................................             (84,494)            (218,471)
        Change in other assets ...........................................................            (109,188)            (377,797)
        Change in other liabilities ......................................................             (68,631)              63,395
                                                                                                  ------------         ------------

           Net cash provided by operating activities .....................................           1,361,611            1,040,603
                                                                                                  ------------         ------------

Investing Activities
     Proceeds from maturities and principal repayments of available for
     sale securities .....................................................................           3,216,913            3,954,696
     Proceeds from sale of land ..........................................................                   -              273,493
     Purchase of FHLB and Federal Reserve stock ..........................................              (2,900)            (203,800)
     Purchase of property and equipment ..................................................          (1,667,868)             (58,584)
     Purchase of investment securities available for sale ................................          (3,998,800)         (11,026,135)
     Net increase in loans to customers ..................................................          (8,144,648)          (3,979,699)
                                                                                                  ------------         ------------

           Net cash used for investing activities ........................................         (10,597,303)         (11,040,029)
                                                                                                  ------------         ------------

Financing Activities
     Net increase in demand, savings and time deposits ...................................           9,350,958           10,214,006
     Net increase in customer repurchase agreements ......................................             657,757            2,396,282
     Repayment of FHLB advances ..........................................................            (113,125)            (113,126)
     Proceeds from exercise of stock options .............................................              92,044                    -
     Proceeds from sale of common stock, net .............................................                   -            1,886,524
     Cash paid in lieu of fractional shares ..............................................              (2,231)              (3,036)
                                                                                                  ------------         ------------

           Net cash provided by financing activities .....................................           9,985,403           14,380,650
                                                                                                  ------------         ------------

           Net increase in cash and cash equivalents .....................................             749,711            4,381,224

Cash and Cash Equivalents, Beginning of Period ...........................................           5,911,623            5,899,965
                                                                                                  ------------         ------------

Cash and Cash Equivalents, End of Period .................................................        $  6,661,334         $ 10,281,189
                                                                                                  ============         ============

Supplemental Information
    Cash paid for interest ...............................................................        $  3,069,085         $  2,226,719
    Cash paid for income taxes ...........................................................        $    727,075         $    690,200

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

Earnings per Share

Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" requires that the Company present basic and diluted net income per common share. The assumed conversion of stock options creates the difference between basic and diluted net income per share. Income per share is calculated by dividing net income by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares outstanding for basic net income per common share for the three month period ended September 30, 2007 was 1,965,354 shares. The weighted average number of common shares outstanding for diluted net income per share for the quarter ended September 30, 2007 was 2,023,779 shares. The weighted average number of common shares outstanding for basic net income per common share for the nine month period ended September 30, 2007 was 1,963,592 shares. The weighted average number of common shares outstanding for diluted net income per share for the nine month period ended September 30, 2007 was 2,020,187 shares. There were 21,120 outstanding options that were anti-dilutive as of September 30, 2007.

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

The Company accounts for stock-based compensation under the provisions of SFAS No. 123(R). On January 2, 2007 and January 4, 2006, the Board of Directors awarded options to purchase 19,200 and 18,000 shares, respectively, to executive officers and directors under the 2003 Plan. The options vest over five years and expire ten years from the date of grant. The exercise price for the 2007 grant was $16.00 per share. The number of shares subject to option and the exercise price have been adjusted to give effect to the April 2007 stock dividend. Accordingly, the current number of shares subject to option under the 2007 grant is 21,120 at an exercise price of $14.55 per share, and the current number of shares subject to option under the 2006 grant is 20,328 at an exercise price of $11.16 per share. The fair value of an option is estimated on the date of grant using the Black-Scholes option pricing model. The risk free interest rate used in the calculation was 4.68% for the 2007 grant and 4.36% percent for the 2006 grant (equal to the U.S. Treasury 10 year constant maturity on the date of grant) and the assumed dividend rate was zero in each case. The expected option life in each case was 10 years. Volatility was estimated at 11.7% for the 2007 options and 18% for the 2006 options based on a review of stock trades known to management. Management is aware of only limited trades, which may not represent market value as the stock is not traded on an exchange, though it is quoted on the Over-the-Counter Bulletin Board. For the three months ended September 30, 2007, the Company expensed $5,913 related to options granted in 2007 and $4,616, related to the options granted in 2006. For the nine months ended September 30, 2007, the Company expensed $30,268 related to 2006 and 2007 option grants. The expense is included in Salaries and employee benefits in the accompanying consolidated statement of income.

Prior to adopting the provisions of SFAS No. 123(R) the Company accounted for stock option awards under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees," and related interpretations. These awards are fully vested, and no compensation expense has been recognized related to these option awards. Options were granted under the 2003 Plan in 2004 and 2005, and have been adjusted to reflect the stock dividends declared since the grant date. As of September 30, 2007, there are 46,958 of these options outstanding under the 2003 Plan, exercisable at a weighted average exercise price of $9.13 per share.

The Company awarded options to its Organizers in 1999 (the "Organizers' Options"). Each of the organizing directors was awarded options to purchase 4,000 shares of the Company's common stock at $10.00 per share. The options expire 10 years from the date of grant. Since 1999, 4,000 of the original options have been exercised (6,442 after stock dividends) and 4,000 have been forfeited. As of September 30, 2007, after the effect of stock dividends, there are 56,690 Organizers' Options outstanding. Each option is exercisable at a price of $5.64. These options vested in 2002 and were accounted for under the provisions of APB No. 25.

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

Concentrations of credit risk

The Bank makes loans to individuals and small businesses located primarily in upstate South Carolina for various personal and commercial purposes. The Bank has a diversified loan portfolio and borrowers' ability to repay loans is not dependent upon any specific economic sector. The Bank monitors the portfolio for concentrations of credit on a quarterly basis using North American Industry Codes ("NAIC"). The Bank has loans in three NAIC categories that each represents more than 10% of the portfolio. The NAIC concentrations are 32.1% in Residential Building Construction, 15.6% in Real Estate and Rental and Leasing, and 10.1% in Health Care and Social Assistance. The portfolio also has loans representing 19 other NAIC categories. The Bank does not make long term (more than 15 years) mortgage loans, does not offer loans with negative amortization features, long-term interest only features, or loans with loan to collateral value ratios in excess of 100%. The Bank does offer loan products with features that can increase credit risk during periods of declining economic conditions such as adjustable rate loans, interest-only loans, and loans with amortization periods that differ from the maturity date (i.e., balloon payment loans). However, the Bank evaluates each customer's creditworthiness based on current and expected economic conditions and underwrites and monitors each loan for associated risks. Loans made with exceptions to internal loan guidelines and those with loan-to-value ratios in excess of regulatory loan-to-value guidelines are monitored and reported to the Board of Directors on a monthly basis. The regulatory loan-to-value guidelines permit exceptions to the guidelines up to a maximum of 30% of total capital for commercial loans and exceptions for all types of real estate loans up to a maximum of 100% of total capital. As of September 30, 2007, the Bank has $300,976 of loans which exceed the regulatory loan to value guidelines. This amount is within the maximum allowable exceptions to the guidelines.

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

The following discussion and analysis should be read in conjunction with the financial statements and related notes appearing in the Cornerstone Bancorp Form 10-KSB for the year ended December 31, 2006. The discussion will concentrate on operations for the quarter and nine month period ended September 30, 2007. Results of operations for the three or nine month periods ending September 30, 2007 are not necessarily indicative of the results to be attained for any other period.


RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended September 30, 2007 and 2006

The Company's net income for the three months ended September 30, 2007 was $407,465 or $.21 per basic and $.20 per diluted share, compared to $457,212, or $.23 per basic and diluted share, for the three months ended September 30, 2006, a decrease of 10.9% in net income. The decrease is primarily the result of a decrease in mortgage loan origination fee income, coupled with an increase in noninterest expenses.

Net interest income was $1.5 million for the three months ended September 30, 2007, compared to $1.4 million for the three months ended September 30, 2006. The increase was primarily the result of the growth of earning assets. Average interest earning assets increased $10.6 million in 2007 over 2006 levels. The net interest margin decreased from 4.78% for the quarter ended September 30, 2006 to 4.54% for the quarter ended September 30, 2007. The decrease in net margin was primarily the result of increases in the average cost of interest bearing liabilities. The weighted average rate paid on interest bearing liabilities was 4.12% for the quarter ended September 30, 2007 and 3.50% for the quarter ended September 30, 2006.

The amount of the Company's provision for loan losses for the three months ended September 30, 2007 was $23,610 compared to $71,172 for the three months ended September 30, 2006. Additions to the allowance during the second quarter of 2007 primarily relate to growth in the portfolio. Management has sought to provide the amount estimated to be necessary to maintain an allowance for loan losses that was adequate to cover the level of loss that management believed to be inherent in the portfolio as a whole, taking into account the Company's experience, economic conditions and information about borrowers available at the time of the analysis. Management prepares an analysis that is comprised of two parts. One part of the analysis is prepared by examining individual loans that have been determined to have characteristics of higher risk credits, and is consistent with SFAS No. 114 "Accounting by Creditors for Impairment of a Loan." The second part of the analysis is prepared in accordance with SFAS No. 5 "Accounting for Contingencies," and focuses on pools of loans with similar risk characteristics. There were charge-offs of $84,238 during the quarter ended September 30, 2007 and no recoveries. During the three months ended September 30, 2006, charge-offs were $26,423 and there were no recoveries. The Bank continues to make every effort to achieve some recovery related to previous charge-offs, although the amount of any such recovery is currently not estimable. See "Loans" for additional information on the Company's loan portfolio and allowance for loan losses.

Noninterest income for the three months ended September 30, 2007 was $262,774 compared to $329,889 for the three months ended September 30, 2006. Noninterest income is primarily composed of mortgage loan origination fees and service fees on deposit accounts. Mortgage loan origination fees decreased due to the overall decrease in mortgage activity. Service charges on deposit accounts increased due to an increase in the number of deposit customers. Other noninterest income increased by $3,228.

Total noninterest expense for the quarter ended September 30, 2007 was approximately $1.1 million compared to $975,012 for the three months ended September 30, 2006. Expenses increased as a result of increases in salaries and benefits, data processing expenses, professional and regulatory fees, supplies, and other expense. Salaries and benefits increased $45,727 or 8.1% as a result of additional personnel, annual performance increases, and the increasing costs of benefits, including option expenses. Data processing expenses increased due to the increase in the number of accounts processed. Professional and regulatory fees include amounts paid to the Federal Deposit Insurance Corporation ("FDIC") for deposit insurance, fees paid to the Bank's primary regulator, the Office of the Comptroller of the Currency ("OCC") for regulatory oversight, and fees paid to accountants, attorneys, and other professional consultants. The 2007 quarter includes expenses paid in connection with implementation of Section 404 of the Sarbanes-Oxley Act as well as additional FDIC premiums payable under the Federal Deposit Insurance Reform Act of 2006 and higher OCC fees. FDIC premiums and OCC assessments have increased annually as a result of the Bank's growth. FDIC premiums also included an additional amount of approximately $15,000 related to the premiums associated with the increase in deposit insurance coverage offered as a result of the Federal Deposit Insurance Reform Act of 2006. Supplies expense increased as a result of growth of the bank, including costs associated with opening of a new operations center, which opened in August 2007. Other expenses increased primarily due to higher processing expenses for automated teller machines, expenses related to other real estate owned, and travel expenses.

Net Interest Income

Net interest income is the difference between the interest earned on earning assets and the interest paid for funds acquired to support those assets, and is the principal source of the Company's earnings. Net interest income was $1.5 million for the three months ended September 30, 2007 and $1.4 million for the three months ended September 30, 2006.

Changes that affect net interest income are changes in the average rate earned on interest earning assets, changes in the average rate paid on interest bearing liabilities, and changes in the volume of interest earning assets and interest bearing liabilities. Average earning assets for the three months ended September 30, 2007 were $127.5 million and for the quarter ended September 30, 2006 were $116.9 million. The increase was mainly attributable to a $12.4 million increase in average loans supported by a $12.8 million increase in average interest bearing time deposits. For much of the nine months of 2007 the Bank's marketing campaigns have included a very popular short-term certificate of deposit that has attracted a number of new customers, resulting in the increase in average interest bearing time deposits. The Company continues to grow at a steady rate, with core business and strong customer relationships.

For the three months ended September 30, 2007 the average yield on earning assets was 7.98% while the average cost of interest-bearing liabilities was 4.12%. For the three months ended September 30, 2006 the average yield on earning assets was 7.67% and the average cost of interest bearing liabilities was 3.50%. The increase in the yield on earning assets is a result of higher returns on investments and loans. The increase in the cost of interest bearing liabilities is attributable to higher interest rates paid on time deposits as certificates have matured and re-priced and to higher average rates paid on money market accounts and customer repurchase agreements in 2007. Increases in rates reflect increases in interest rates nationally as well as increased competition in the Company's market area.

The net interest margin is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest earning assets. The net interest margin for the three months ended September 30, 2007 was 4.54% compared to 4.78% for the three months ended September 30, 2006.

The table below illustrates the average balances of interest earning assets and interest bearing liabilities and the resulting annualized yields and costs for the three month periods ended September 30, 2007 and 2006.

                                                              September 30, 2007                       September 30, 2006
                                                      Average                     Average        Average                     Average
                                                      Balance       Interest    Yield/Cost      Balance        Interest   Yield/Cost
                                                      -------       --------    ----------      -------        --------   ----------
Investments ....................................  $ 19,259,404    $    258,234    5.32%       $ 18,745,897    $   226,243     4.79%
Fed Funds Sold .................................     5,777,407          73,630    5.06%          8,047,886        104,695     5.16%
Loans ..........................................   102,497,647       2,232,096    8.64%         90,099,815      1,928,713     8.49%
                                                  ------------    ------------                ------------    -----------
   Total interest earning assets ...............   127,534,458       2,563,960    7.98%        116,893,598      2,259,651     7.67%
                                                  ============    ------------                ============    -----------

Interest bearing transaction accounts ..........    13,110,573          38,159    1.15%         13,868,484         37,716     1.08%
Savings and money market accounts ..............    10,592,280          58,768    2.20%         10,606,982         47,222     1.77%
Time deposits ..................................    74,925,482         924,074    4.89%         62,081,265        689,706     4.41%
                                                  ------------    ------------                ------------    -----------
   Total interest bearing deposits .............    98,628,335       1,021,001    4.11%         86,556,731        774,644     3.55%
Customer repurchase agreements .................     5,285,745          58,051    4.36%          5,658,187         36,770     2.58%
Borrowings from FHLB Atlanta ...................     2,603,184          26,742    4.08%          4,253,238         39,540     3.69%
                                                  ------------    ------------                ------------    -----------
   Total interest bearing liabilities ..........  $106,517,264       1,105,794    4.12%       $ 96,468,156        850,954     3.50%
                                                  ============    ------------                ============    -----------

Net interest income ............................                  $  1,458,166                                $ 1,408,697
                                                                  ============                                ===========
Interest rate spread ...........................                                  3.86%                                       4.17%
Interest margin ................................                                  4.54%                                       4.78%

Municipal securities are included in the above table based on their book yields, rather than on a tax equivalent yield basis. Average balances of nonaccrual loans of $260,074 are included in the average balance of loans for the three months ended September 30, 2007. There were no loans on nonaccrual for the three months ended September 30, 2006.

The Bank, which accounts for all of the Company's sensitivity to changes in interest rates, measures interest sensitivity using various measures. The Bank's sensitivity to changes in interest rates can be analyzed using a static GAP measurement, which compares the amount of interest sensitive assets repricing within a one year time period as compared to the amount of interest sensitive liabilities repricing within the same time frame. Although this method does not take into account loan prepayments and other non-contractual changes in balances and the applicable interest rates, it does give some information as to possible changes in net interest income that could be expected simply as a result of changes in interest rates. As of September 30, 2007, the Bank's cumulative Gap ratio was .77 through 12 months. This indicates a liability-sensitive position as of September 30, 2007. In a period of rising interest rates, asset-sensitive balance sheets would be expected to experience a widening of the net interest margin, while liability-sensitive balance sheets can experience pressure on the net interest margin. In a period of decreasing interest rates, liability-sensitive balance sheets typically experience a widening of the net interest margin and asset-sensitive balance sheets experience the opposite effect.

Currently the magnitude and direction of future changes in overall interest rates is not known. The Bank's management has attempted to position the Company's balance sheet to be somewhat neutral to interest rate risk.

Results of Operations for the Nine Months Ended September 30, 2007 and 2006

The Company's net income for the nine months ended September 30, 2007 was $1.3 million or $.64 per basic and $.62 per diluted share compared to $1.2 million or $.61 per basic and $.59 per diluted share for the nine months ended September 30, 2006. The increase in net income is due to growth of the Bank.

Net interest income was $4.4 million for the nine months ended September 30, 2007 compared to $4.0 million for the nine months ended September 30, 2006. The increase was primarily the result of the Bank's growth from 2006 to 2007 despite a decrease in the net interest margin over the same period.

The amount of the Company's provision for loan losses for the nine months ended September 30, 2007 was $136,636 compared to $406,974 for the nine months ended September 30, 2006. In each period, management has sought to provide the amount estimated to be necessary to maintain an allowance for loan losses that was adequate to cover the level of loss that management believed to be inherent in the portfolio as a whole, taking into account the Company's experience, economic conditions and information about borrowers available at the time of the analysis. Charge-offs totaled $96,307 for the first nine months of 2007 compared to $304,192 for the first nine months of 2006. See "Loans" for additional information on the Company's loan portfolio and allowance for loan losses.

Noninterest income for the nine months ended September 30, 2007 was $842,187 compared to $1.1 million for the nine months ended September 30, 2006. Noninterest income for the first nine months of 2006 included the gain on the sale of land in the amount of $241,696. Mortgage loan origination fees decreased in 2007 compared to 2006 levels due to decreased mortgage activity in the market as a whole.

Total noninterest expense for the nine months ended September 30, 2007 was $3.2 million versus $2.9 million for the nine months ended September 30, 2006. Salaries increased $99,755 or 5.8% in 2007 over 2006 levels. The increase reflects additional personnel, annual salary increases, and increases in the cost of providing benefits, including stock option expenses, which increased approximately $16,000 in 2007 over 2006 amounts. Professional and regulatory fees increased $92,331 or 59.0%. Professional and regulatory fees include FDIC insurance premiums, assessments from the Bank's primary regulator, the OCC, as well as accounting, legal, recruiting and other consulting fees and costs. The increase in 2007 specifically relates to a $43,000 increase in FDIC insurance premiums associated with the Federal Deposit Insurance Reform Act of 2006, $13,000 of attorney's fees, and approximately $25,000 associated with fees paid to professional recruiters and consultants hired in connection with implementation of Section 404 of the Sarbanes-Oxley Act.

Net Interest Income

Net interest income, was $4.4 million compared to $4.0 million for the nine months ended September 30, 2006. The increase was primarily attributable to an increase in average loans. Increases in interest income on interest earning assets were offset by an increase in the average rate paid on interest-bearing liabilities. Average loans increased from $88.7 million for the first nine months of 2006 to $102.1 million of the first nine months of 2007. The average rate earned on loans was 8.28% for the first half of 2006 versus 8.64% during the first half of 2007. Average earning assets for the nine months ended September 30, 2007 increased to $124.9 million from $111.5 million reported for the nine months ended September 30, 2006. Average interest bearing liabilities increased $11.4 million to $103.4 million from $92.0 million for the nine months ended September 30, 2006. The increase was primarily in time deposits as more depositors turn to this type of investment as interest rates offered have increased.

For the nine months ended September 30, 2007 the average yield on earning assets was 8.02% while the average cost of interest-bearing liabilities was 4.03%. For the nine months ended September 30, 2006 the average yield on earning assets was 7.52% and the average cost of interest-bearing liabilities was 3.28%. The increase in the yield on earning assets is attributable to higher interest rates as well as a higher percentage of interest earning assets invested in loans. The higher cost of interest-bearing liabilities is a result of a higher percentage of time deposits in the overall mix of interest bearing liabilities and an increase in offered rates on customer repurchase agreements and FHLB advances. The net interest margin for the nine months ended September 30, 2007 was 4.67% compared to 4.81% for the nine months ended September 30, 2006.

The table below illustrates the average balances of interest earning assets and interest bearing liabilities and the resulting annualized yields and costs for the nine month periods ended September 30, 2007 and 2006.

                                                          September 30, 2007                          September 30, 2006
                                                  Average                     Average        Average                       Average
                                                  Balance       Interest     Yield/Cost      Balance         Interest    Yield/Cost
                                                  -------       --------     ----------      -------         --------    ----------
Investments ..............................   $ 17,789,562   $    696,994       5.24%     $ 16,305,732      $   542,955      4.45%
Fed Funds Sold ...........................      5,006,878        192,518       5.14%        6,529,326          238,276      4.88%
Loans ....................................    102,059,327      6,596,912       8.64%       88,672,818        5,491,649      8.28%
                                             ------------   ------------                 ------------      -----------
   Total interest earning assets .........    124,855,767      7,486,424       8.02%      111,507,876        6,272,880      7.52%
                                             ============   ------------                 ============      -----------

Interest bearing transaction accounts ....     13,887,407        118,748       1.14%       14,182,210          113,947      1.07%
Savings and money market accounts ........     10,126,588        155,435       2.05%       10,050,915          122,206      1.63%
Time deposits ............................     71,538,046      2,592,701       4.85%       58,865,936        1,829,328      4.15%
                                             ------------   ------------                 ------------      -----------
   Total interest bearing deposits .......     95,552,041      2,866,884       4.01%       83,099,061        2,065,481      3.32%
Customer repurchase agreements ...........      5,229,966        173,631       4.44%        4,643,859           72,970      2.10%
Advances from FHLB .......................      2,640,353         80,675       4.09%        4,291,155          118,656      3.70%
                                             ------------   ------------                 ------------      -----------
   Total interest bearing liabilities ....   $103,422,360      3,121,190       4.03%     $ 92,034,075        2,257,107      3.28%
                                             ============   ------------                 ============      -----------

Net interest income ......................                  $  4,365,234                                   $ 4,015,773
                                                            ============                                   ===========
Interest rate spread .....................                                   3.99%                                          4.24%
Interest margin ..........................                                   4.67%                                          4.81%

Municipal securities are included in the above table based on their book yields, rather than on a tax equivalent yield basis. Average balances of nonaccrual loans of $203,931 are included in the average balance of loans for the nine months ended September 30, 2007. There were no loans on nonaccrual for the nine months ended September 30, 2006.


BALANCE SHEET REVIEW

Total consolidated assets increased $11.2 million from $127.6 million at December 31, 2006 to $138.8 million at September 30, 2007. Major components of the increase were net loans and premises and equipment. Net loans increased approximately $7.8 million and premises and equipment increased approximately $1.5 million due to the construction of an operations center building. The operations center was built in order to accommodate the Bank's planned growth over the next five years.

As of September 30, 2007 the Company held securities available for sale of approximately $17.9 million. These securities are held primarily for liquidity purposes and for pledging against public deposits and accounts exceeding the Federal Deposit Insurance Corporation ("FDIC") insurance limits. As such, these securities are generally, but may not ultimately be, held until their maturity. As of September 30, 2007, 11 of the Company's securities, many of which were purchased during a lower interest rate environment, yielded below market interest rates. The total unrealized loss on these securities as of September 30, 2007 was $36,578. Of the 11 securities in an unrealized loss position, nine securities representing a total unrealized loss of $32,653 have been impaired for 12 months or more. All of these securities have been issued by Government sponsored enterprises or municipal governments and, if applicable, have good bond ratings from various rating agencies. The Company currently has the ability and intent to hold these securities until their maturity at which time their full face value is expected to be realized. Based on the Company's intent and ability to hold these securities until maturity and based on their good credit ratings, management believes that the unrealized losses in the available for sale portfolio are temporary.

As of September 30, 2007 total deposits were $111.0 million, customer repurchase agreements were $5.7 million, and borrowings from the FHLB were $2.6 million. At December 31, 2006, deposits were $101.7 million, customer repurchase agreements were $5.1 million and borrowings from the FHLB were $2.7 million.

Management seeks to maintain sufficient cash and other forms of liquidity to meet both anticipated and unanticipated cash outflows and a balance sheet mix that effectively utilizes the Company's earning assets. Cash and due from banks amounted to $2.9 million at September 30, 2007 and $2.7 million at December 31, 2006. Federal funds sold totaled $3.8 million as of September 30, 2007.


LOANS

Commercial and industrial loans made up approximately 16.9% of the total loan portfolio as of September 30, 2007, totaling $17.8 million, compared to $17.0 million or 17.4% at December 31, 2006. Loans secured by real estate for construction and land development totaled $41.0 million or 38.9% of the total loan portfolio as of September 30, 2007 compared to $27.1 million or 27.8% of the portfolio at December 31, 2006. Nonresidential, nonfarm real estate loans totaled $24.3 million or 23.1% of the portfolio, while all other loans secured by real estate totaled $20.2 million or 19.1% of the total loan portfolio as of September 30, 2007. As of December 31, 2006 nonfarm, nonresidential loans were $29.3 million or 30.1% of the portfolio and all other loans secured by real estate were $21.0 million or 21.5% of the portfolio. Installment loans and other consumer loans to individuals comprised $2.1 million or 2.0% of the total loan portfolio as of September 30, 2007, compared to $3.1 million or 3.2% of the portfolio as of December 31, 2006. As of September 30, 2007, the Bank had $55.7 million of loans or 52.9% of the loan portfolio at variable rates of interest. Of the remaining loans in the portfolio, approximately $15.9 million mature within one year. Although the real estate market in the Company's market areas has slowed slightly, it remains solid and management does not currently believe that the slowing represents a substantial risk to the loan portfolio.

The allowance for loan losses was 1.18% of gross loans as of September 30, 2007 compared to 1.23% as of December 31, 2006. Management evaluates the adequacy of the allowance for loan losses based on various factors including a periodic and regular evaluation of loans in the portfolio, delinquency trends, overall risk characteristics of the various segments of the portfolio, prevailing and anticipated economic conditions, industry statistics, and other factors. Based on information available as of September 30, 2007, in management's opinion, the allowance for loan losses is adequate as of September 30, 2007. At September 30, 2007, the Company had one loan in the amount of $8,675 that was non-accruing. There were eleven potential problem loans totaling approximately $283,397 of which management was aware as of September 30, 2007.

Activity in the allowance for loan losses for the first nine months of 2007 and 2006 is presented below.

                                                                                                September 30,          September 30,
                                                                                                    2007                    2006
                                                                                                    ----                    ----
                                                                                                           (In thousands)
Allowance for loan losses, beginning of year .......................................             $   1,200               $   1,058
Provision for losses ...............................................................                   136                     407
Charge-offs ........................................................................                   (96)                   (304)
Recoveries .........................................................................                     -                       -
                                                                                                 ---------               ---------
      Allowance for loan losses, end of period .....................................             $   1,240               $   1,161
                                                                                                 =========               =========
Ratios
     Nonperforming loans to loans at end of period .................................                   .01%                      -%
     Net charge-offs to average loans outstanding ..................................                  (.09%)                  (.34%)
     Net charge-offs to loans at end of period .....................................                  (.09%)                  (.33%)
     Allowance for loan losses to average loans ....................................                  1.22%                   1.31%
     Allowance for loan losses to loans at end of period ...........................                  1.18%                   1.28%
     Net charge-offs to allowance for loan losses ..................................                 (7.76%)                (26.2%)
     Net charge-offs to provision for loan losses ..................................                (70.48%)                (74.7%)


LIQUIDITY

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of liabilities. The Company manages both assets and liabilities to achieve appropriate levels of liquidity. Cash and short-term investments are the Company's primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. The investment portfolio is the Company's principal source of secondary asset liquidity. However, the availability of this source of funds is influenced by market conditions. Individual and commercial deposits and borrowings are the Company's primary source of funding for credit activities. The Company has lines of credit with unrelated banks and with the FHLB of Atlanta. The bank lines total $4.8 million and are available on a one to fourteen day basis for general corporate purposes of the Bank. The FHLB line is based on the availability of eligible collateral with a maximum borrowing capacity of 10% of Bank assets. The Bank currently has $2.6 million borrowed under the FHLB line. Approximately $11.2 million is available under the FHLB line, assuming adequate collateral is available for pledging. Management believes that the Company's liquidity sources are adequate to meet its operating needs.


OFF BALANCE SHEET RISK

Through the operations of the Bank, the Company has contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank's customers at predetermined interest rates for a specified period of time. Commitments are subject to various conditions which are expected to reduce the credit risk to the Company. At September 30, 2007, the Bank had issued commitments to extend credit of $22.7 million through various types of lending arrangements. Of that amount, approximately $14.7 million was undisbursed amounts of closed-end loans, $1.2 million related to unused overdraft protection, and approximately $6.8 million was related to lines of credit. The Bank's management evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by management upon extension of credit, is based on a credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial or residential real estate. Management manages the credit risk on these commitments by subjecting them to normal underwriting and risk management processes. The Bank also had standby letters of credit outstanding of approximately $974,000 at September 30, 2007. An immaterial amount of fees were collected related to these commitments and letters of credit during the quarter ended September 30, 2007. Historically many of these commitments and letters of credit expire unused, and the total amount committed as of September 30, 2007 is not necessarily expected to be funded. The Bank offers an automatic overdraft protection product to checking account customers. Each qualified account with the automatic overdraft protection feature can have up to $500 of paid overdrafts. Unused overdraft protection was $1.2 million as of September 30, 2007, the majority of which is not expected to be utilized. As of September 30, 2007, accounts in overdraft status totaled $26,854.

CAPITAL RESOURCES

The capital base for the Company increased by approximately $1.4 million for the first nine months of 2007, due to net income and stock option activity, net of decreases in accumulated other comprehensive income. Stock option activity includes the tax impact of nonqualified stock options exercised in the first quarter. The Company's equity to asset ratio was 13.6% as of September 30, 2007 and 13.7% as of December 31, 2006. The Company expects to continue to leverage its capital as the Bank grows. The FDIC has established guidelines for capital requirements for banks. As of September 30, 2007, the Bank is considered well capitalized based on the capital levels that are required to be maintained according to FDIC guidelines.

                                 Capital Ratios
                                                                                                              Adequately
                                                                                 Well Capitalized             Capitalized
                                                            Actual                  Requirement               Requirement
                                                            ------                  -----------               -----------
                                                      Amount       Ratio        Amount        Ratio        Amount       Ratio
                                                      ------       -----        ------        -----        ------       -----
Total capital to risk weighted assets .............  $19,281      16.4%       $11,736        10.0%       $ 9,389          8.0%
Tier 1 capital to risk weighted assets ............  $18,041      15.4%       $ 7,042         6.0%       $ 4,694          4.0%
Tier 1 capital to average assets ..................  $18,041      13.1%       $ 6,870         5.0%       $ 5,496          4.0%

The Federal Reserve has also established guidelines for capital requirements for bank holding companies that are similar to the FDIC's guidelines for banks. At September 30, 2007, the Company exceeded all of the minimum requirements of the Federal Reserve guidelines.

As of April 10, 2007, the Company's Board of Directors declared a 10% stock dividend to shareholders of record on May 8, 2007 payable on May 25, 2007. As a result of the dividend, approximately 178,550 shares were issued. All share and per share amounts have been restated to reflect the dividend.

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


                   Cornerstone Bancorp
                      (Registrant)


By:  s/J. Rodger Anthony                                  Date: November 9, 2007
    -----------------------------------------------------
       J. Rodger Anthony
       Chief Executive Officer



By:  s/Jennifer M. Champagne                              Date: November 9, 2007
    -----------------------------------------------------
       Jennifer M. Champagne
       Senior Vice President and Chief Financial Officer
       (Principal financial officer)

                                  Exhibit Index


31-1               Rule13a-14(a)/ 15d-14(a) Certifications of Chief
                   Executive Officer
31-2               Rule13a-14(a)/Rule 15d-14(a) Certifications of
                   Chief Financial Officer
32                 18 U.S.C. Section 1350 Certifications