Form 10KSB
period 2007-12-31
CORNERSTONE BANCORP/SC
filed 2008-03-27
CIK 1087455

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007                File Number 000-51950

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

         The issuer's revenues for its most recent fiscal year were $6,905,278.

         The aggregate market value of the voting Common Stock held by non-affiliates on February 26, 2008, was approximately $19,471,770. The issuer has no non-voting common equity outstanding. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

         As  of  February  26,  2008,   there  were  1,983,169   shares  of  the
Registrant's Common Stock, no par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's 2007 Annual Report to Shareholders are incorporated by reference into Part II of this Form 10-KSB.
(2) Portions of the Registrant's 2008 Proxy Statement are incorporated by reference into Part III of this Form 10-KSB. Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]


                          10-KSB CROSS REFERENCE INDEX

                                                          Part I                                                          Page
Item 1             Description of Business..............................................................................    3
Item 2             Description of Property..............................................................................   11
Item 3             Legal Proceedings ...................................................................................   11
Item 4             Submission of Matters to a Vote of Security Holders..................................................   11
                                     Part II
Item 5             Market for Common Equity, Related Stockholder Matters and Small Business Issuer
                   Purchases of Equity Securities.......................................................................   11
Item 6             Management's Discussion and Analysis or Plan of Operation............................................   11
Item 7             Financial Statements.................................................................................   12
Item 8             Changes in and Disagreements with Accountants on Accounting
                     and Financial Disclosure...........................................................................   12
Item 8A(T)         Controls and Procedures..............................................................................   12
Item 8B            Other Information....................................................................................   12
                                    Part III
Item 9             Directors and Executive Officers, Promoters and Control
                      Persons; Compliance with Section 16(a) of the Exchange Act........................................   13
Item 10            Executive Compensation and Corporate Governance......................................................   13
Item 11            Security Ownership of Certain Beneficial Owners and
                      Management and Related Stockholder Matters........................................................   14
Item 12            Certain Relationships and Related Transactions, and Director Independence ...........................   14
                                     Part IV
Item 13            Exhibits.............................................................................................   15
Item 14            Principal Accountant Fees and Services...............................................................   15

          CAUTIONARY NOTICE WITH RESPECT TO FORWARD LOOKING STATEMENTS

         Statements included in this report which are not historical in nature are intended to be, and are hereby identified as "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "estimate", "project", "intend", "expect", "believe", "anticipate", "plan", "may", "will", "should", "could", "would", assume", "indicate", "contemplate", "seek", "target", "potential", and similar expressions identify forward-looking statements. The Company cautions readers that forward looking statements including without limitation, those relating to the Company's new offices, future business prospects, revenues, working capital, adequacy of the allowance for loan losses, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ from those indicated in the forward looking statements, due to several important factors identified in this report, among others, and other risks and factors identified from time to time in the Company's other reports filed with the Securities and Exchange Commission.

         These forward-looking statements are based on our current expectations, estimates and projections about our industry, management's beliefs, and assumptions made by management. Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies, and objectives concerning the Company's future financial and operating performance. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict, particularly in light of the fact that the Company is a relatively new company with limited operating history. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements. The risks and uncertainties include, but are not limited to:

          o    the Company's growth and ability to maintain growth;
          o    governmental monetary and fiscal policies,
          o    legislative and regulatory changes;
          o the effect of interest rate changes on our level and composition of deposits, loan demand and the value of our loan collateral and securities;
          o the indirect effects on demand for the Company's mortgage loan products arising from effects on the overall market of the subprime mortgage loan situation;
          o the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services, as well as competitors that offer banking products and services by mail, telephone, computer, and/or the Internet;
          o    failure of our customers to repay loans;
          o failure of assumptions underlying the establishment of the allowance for loan losses, including the value of collateral securing loans;
          o the risks of opening new offices, including, without limitation, the related costs and time of building customer relationships and integrating operations, and the risk of failure to achieve expected gains, revenue growth and/or expense savings;
          o    changes in accounting policies, rules, and practices;
          o cost and difficulty of implementing changes in technology or products; and
          o loss of consumer confidence and economic disruptions resulting from terrorist activities.

         All forward-looking statements are expressly qualified in their entirety by this cautionary notice. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this report might not occur.

                               WEBSITE REFERENCES

         References to our Bank's website included in, or incorporated by reference into, this report are for information purposes only, and are not intended to incorporate our website by reference into this report.

                                     PART I

Item 1.  Description of Business.

General

         Cornerstone Bancorp (the "Company") is a South Carolina corporation incorporated in 1999. The Company is a bank holding company with no operations other than those carried on by its wholly owned subsidiary, Cornerstone National Bank (the "Bank"). The Bank was organized in 1999 and conducts a general banking business under a national bank charter granted by the Office of the Comptroller of the Currency of the United States (the "OCC") pursuant to the National Bank Act. The Bank conducts its activities from its main office in the City of Easley in Pickens County, South Carolina, which opened in September, 1999, and from a branch office located in the Berea area of Greenville County, South Carolina, which opened in August, 2002, and from a branch office in the Powdersville/Piedmont area of Anderson County, South Carolina, which opened in July 2005. In 2004, our bank established a wholly owned subsidiary, Crescent Financial Services, Inc. ("Crescent"), which is an insurance agency that has not yet engaged in any significant operations.

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

         As of December 31, 2007, the Bank employed 41 people.


Competition

         South Carolina law permits statewide branching by banks and savings and loan associations. Consequently, many financial institutions have branches located in several communities. According to the FDIC Summary of Deposits at June 30, 2007, in addition to the Bank, 9 commercial banks and 1 savings institution operate branches in Pickens County. In addition to the Bank, 25 commercial banks and 3 savings institutions operate branches in Greenville County. In addition to the Bank, 19 commercial banks operate branches in Anderson County. The principal areas and methods of competition in the banking industry are the services offered, pricing of those services, the convenience and availability of the services, and the degree of expertise and personal manner with which those services are offered.

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


Real Estate Loans

         One of the primary components of the Bank's loan portfolio is loans secured by first or second mortgages on residential and commercial real estate. These loans generally consist of short to mid-term commercial real estate loans, construction and development loans and residential real estate loans (including home equity and second mortgage loans). Interest rates may be fixed or adjustable and the Bank frequently charges an origination fee. The Bank seeks to manage credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 80%. In addition, the Bank generally requires personal guarantees of the principal owners of the property. The loan-to-value ratio for first and second mortgage loans and for construction loans generally does not exceed 80%. In an effort to control interest rate risk, long term residential mortgages are underwritten and funded by, and closed in the name of, third party lenders.

         The principal economic risk associated with all loans, including real estate loans, is the creditworthiness of the borrowers. The ability of a borrower to repay a real estate loan depends upon a number of economic factors, including employment levels and fluctuations in the value of real estate. In the case of a real estate construction loan, there is generally no income from the underlying property during the construction period, and the developer's personal obligations under the loan are typically limited. In the case of a real estate purchase loan that is not fully amortized, the borrower may be unable to repay the loan at the end of the loan term and thus may be forced to refinance the loan at a higher interest rate, or, in certain cases, the borrower may default as a result of its inability to refinance the loan. Each of these factors increases the risk of nonpayment by the borrower.

         In 2007, the Company increased real estate construction loans approximately 60%. This segment of the Bank's business is managed in specific ways in order to minimize the risks normally associated with construction lending. Management requires lending personnel to visit job sites, maintain frequent contact with borrowers and perform their own inspections of completed work prior to issuing additional construction loan draws. In addition, management employs additional procedures for monitoring construction loans such as engaging an independent appraiser to perform routine reviews of the percentage complete inspection reports for a sample of construction projects. Senior management compares the independent review report to the percentage complete report in the Bank's loan files. Any discrepancy is investigated immediately.


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

         The risks associated with commercial loans vary with many economic factors, including the economy in the Bank's market areas. The well-established banks in the Bank's market areas make proportionately more loans to medium- to large-sized businesses than the Bank makes. Many of the Bank's commercial loans are made to small- to medium-sized businesses, which are not only smaller, but may have shorter operating histories and less sophisticated record keeping systems than larger entities. As a result, these smaller entities may be less able to withstand adverse competitive, economic and financial conditions than larger borrowers. In addition, because payments on loans secured by commercial property generally depend to a large degree on the results of operations and management of the properties, repayment of such loans may be subject, to a greater extent than other loans, to adverse conditions in the real estate market or the economy.

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

Other Services

         The Bank participates in a regional network of automated teller machines that may be used by Bank customers in major cities throughout the
Southeast. The Bank offers both VISA and MasterCard brands of debit cards together with related lines of credit. The lines of credit may be used for overdraft protection as well as pre-authorized credit for personal purchases and expenses. The Bank also provides travelers checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts, but does not currently provide international or trust banking services, other than foreign currency exchange through a correspondent bank. The Bank offers an Internet banking product accessible via the Bank's custom website at
www.cornerstonenatlbank.com. The interactive banking product includes an electronic bill payment service that allows customers to make scheduled and/or recurring bill payments electronically. Credit cards are underwritten and funded by a third party provider. The Bank also offers merchant and other business related services to its commercial customers.

         The Bank has a residential mortgage loan department with a highly experienced staff qualified to make many types of residential mortgage loans. In an effort to control interest rate risk, long term residential mortgages are underwritten and funded by, and closed in the name of, third party lenders. In the third and fourth quarter of 2007, some of the third party lenders that offer long term residential mortgages to the Bank's customers no longer offered certain lending programs or tightened credit standards in response to the crisis in the sub-prime segment of the mortgage lending market. As a result, there has been a slow-down in the volume of residential mortgages processed by the Bank's mortgage lending staff.

Asset and Liability Management

         The Bank's primary earning assets consist of the loan portfolio and investment portfolio. Management generally makes efforts to match maturities and rates of loans and the investment portfolio with those of deposits, although exact matching is not possible. The majority of the Bank's securities investments are in marketable obligations of government sponsored enterprises and state and municipal governments, generally with varied maturities.

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

Offices
         The Company's and Bank's main office is located at 1670 East Main Street in Easley, South Carolina. The Bank also maintains full-service branch locations at 45 Farrs Bridge Road in the Berea area of Greenville, South Carolina and at 11000 Anderson Highway in the Powdersville area of Piedmont, South Carolina. An operations center is located at 1664 East Main Street in Easley, South Carolina. The Company owns all of these properties and believes they are well-suited to the banking business.


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

         Under the National Bank Act, if the capital stock of a national bank is impaired by losses or otherwise, the OCC is authorized to require payment of the deficiency by assessment upon the bank's shareholders, pro rata, and to the extent necessary, if any such assessment is not paid by any shareholder after three months notice, to sell the stock of such shareholder to make good the deficiency.


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

         Failure to meet capital requirements could subject the Bank to a variety of enforcement remedies, ranging from, for example, prohibition of the taking of brokered deposits to the termination of deposit insurance by the FDIC or the appointment of a receiver.

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

         The Bank exceeded all applicable capital requirements at December 31, 2007. The Company is also subject to capital requirements established by the Federal Reserve, which establish minimum ratios for capital adequacy as they apply to the Bank. For 2007, the Company also met its capital ratios. Additional information about regulatory capital requirements is set forth in Note 18 to the Company's Financial Statements, which are included in the 2007 Annual Report to Shareholders filed as Exhibit 13 to this Form 10-KSB (the "2007 Annual Report").

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

FDIC Insurance Assessments

         The FDIC merged the Bank Insurance Fund and the Savings Association Insurance Fund to form the Deposit Insurance Fund ("DIF") on March 31, 2006 in accordance with the Federal Deposit Insurance Reform Act of 2005. The FDIC maintains the DIF by assessing depository institutions an insurance premium. The amount each institution is assessed is based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the insurance fund. The FDIC uses a risk-based premium system that assesses higher rates on those institutions that pose greater risks to the DIF. Since January 1, 2007, the FDIC has placed each institution in one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment). Assessment rates range between 5 and 43 cents per $100 in assessable deposits.

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

Legislative Proposals

         Proposed legislation, which could significantly affect the business of banking, is introduced in Congress from time to time. For example, numerous bills are pending in Congress and the South Carolina Legislature to provide various forms of relief to homeowners from foreclosure of mortgages as a result of publicity surrounding economic problems resulting from subprime mortgage lending and the economic adjustments in national real estate markets. Management of the Company cannot predict the future course of such legislative proposals or their impact on the Company and the Bank should they be adopted.

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

Item 2.  Description of Property.

         The Company owns 1.83 acres of land at 1670 East Main Street in Easley, South Carolina where its main office and an operations center are located. The Company also owns 6.197 acres of land in the 40 block of Farrs Bridge Road in the Berea area of Greenville, South Carolina where a branch office is located and .95 acres of land in the Powdersville area of Piedmont, South Carolina where another branch is located.

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

Item 4.  Submission of Matters to Vote of Security Holders.

         No matters were submitted to a vote of security holders during the fourth quarter of 2007.

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

         The information set forth in the 2007 Annual Report under the caption "Market for Common Equity and Related Stockholder Matters," which is included in
Exhibit 13 to this Annual Report on Form 10-KSB, is incorporated herein by reference.

         The information required by Item 201(d) of Regulation S-K is set forth in Item 11 hereof.

         During the quarter ended March 31, 2007, the Company issued 9,491 shares of its common stock to directors and former employees upon the exercise of options, as reported in the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.

         During the quarter ended December 31, 2007, the Company issued 17,815 of its common stock to directors upon the exercise of options as follows:

               Date of Issuance                 Number of Shares Issued           Aggregate Exercise Price
               ----------------                 -----------------------           ------------------------

                November 19, 2007                        7,086                            $ 40,000
                December 5, 2007                         7,086                            $ 40,000
                December 7, 2007                         3,643                            $ 33,839

         Issuance of such shares was not registered under the Securities Act of 1933 in reliance upon the exemption provided by Section 4(2) thereof because the issuance did not involve a public offering. The Company has not in the past year sold any other securities that were not registered under the Securities Act of 1933.

         Neither the Company nor any  "affiliated  purchaser"  (as defined in 17
C.F.R. 240.10b-18(a)(3)) purchased any shares or units of any class of the Company's equity securities that is registered pursuant to Section 12 of the Exchange Act during the fourth quarter of 2007.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

         The information set forth in the 2007 Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," which is included in Exhibit 13 to this Annual Report on Form 10-KSB, is incorporated herein by reference.

Item 7.  Financial Statements.

         The Consolidated Financial Statements and notes thereto and Report of Independent Registered Public Accounting Firm set forth in the 2007 Annual Report, which is included in Exhibit 13 to this Annual Report on Form 10-KSB, are incorporated herein by reference.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         Not Applicable.

Item 8A(T).  Controls and Procedures.

Disclosure Controls and Procedures

         Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of the Company's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) and 240.15d-15(e)), the Company's chief executive officer and chief financial officer concluded that such controls and procedures, as of the end of the year covered by this annual report, were effective.

Management's Annual Report on Internal Control Over Financial Reporting

         Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). A system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

         Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company's management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2007 based on the criteria established in a report entitled "Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission" and the interpretive guidance issued by the Commission in Release No. 34-55929. Based on this evaluation, the Company's management has evaluated and concluded that the Company's internal control over financial reporting was effective as of December 31, 2007.

         This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting because management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

         The Company is continuously seeking to improve the efficiency and effectiveness of its operations and of its internal controls. This results in modifications to its processes throughout the Company. However, there has been no change in its internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B.  Other Information

         No information was required to be disclosed in a report on Form 8-K during the fourth quarter of 2007 that was not disclosed.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

         The information set forth under the captions "Management of the Company" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 2008 (the "2008 Proxy Statement") is incorporated herein by reference.

Audit Committee Financial Expert

         The Company's board of directors has determined that the Company does not have an "audit committee financial expert," as that term is defined by Item 407(d)(5) of Regulation S-K promulgated by the Securities and Exchange Commission, serving on its audit committee. The Company's audit committee is a committee of directors who are elected by the shareholders and who are independent of the Company and its management. After reviewing the experience and training of all of the Company's independent directors, the board of directors has concluded that no independent director meets the SEC's very demanding definition. Therefore, it would be necessary to find a qualified individual willing to serve as both a director and member of the audit committee and have that person elected by the shareholders in order to have an "audit committee financial expert" serving on the Company's audit committee. The Company's audit committee is, however, authorized to use consultants to provide financial accounting expertise in any instance where members of the committee believe such assistance would be useful. Accordingly, the Company does not believe that it needs to have an "audit committee financial expert" on its audit committee.

Code of Ethics

         The Company has adopted a code of ethics (as defined by 17 C.F.R. 229.406) that applies to its principal executive officer and principal financial officer. The Company will provide a copy of the code of ethics, free of charge, to any person upon written request to Jennifer M. Champagne, Chief Financial Officer, Cornerstone Bancorp, 1670 East Main Street, Easley, South Carolina 29640.

Item 10. Executive Compensation.

         The information set forth under the captions "Management Compensation" and "Compensation of Directors" in the 2008 Proxy Statement is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2008 Proxy Statement is incorporated herein by reference.

                      Equity Compensation Plan Information

         The following table sets forth information as of December 31, 2007 about all of the Company's compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

                            Number of securities                                      Number of securities remaining
                             to be issued upon            Weighted-average            available for future issuance
                                exercise of               exercise price of          under equity compensation plans
                            outstanding options,        outstanding options,         (excluding securities reflected
Plan Category               warrants and rights          warrants and rights                  in column (a))
----------------------------------------------------------------------------------------------------------------------
                                    (a)                         (b)                                (c)
Equity compensation
plans approved by
security holders                   84,757                      $10.96                             90,249

Equity compensation
plans not approved by
security holders                   42,516                       $5.64                                   -
                                   ------                                                         -------

Total                             127,273                                                         90,249
                                  =======                                                         =======



         The equity securities under plans not been approved by security holders shown in the table are stock options granted to directors pursuant to the 1999 Organizers Agreements. The equity securities in the table under plans approved by security holders shown in the table are stock options granted to employees and directors pursuant to the 2003 Stock Option Plan. Further information about the options is set forth in the 2008 Proxy Statement under the captions "Compensation of Directors -- Organizers' Stock Options" and "Management Compensation -- 2003 Stock Option Plan".

Item 12. Certain   Relationships   and  Related   Transactions,   and   Director
         Independence.

         The information set forth under the captions "Certain Relationships and Related Transactions," "Compensation of Directors - Organizers' Stock Warrants" and "Governance Matters - Director Independence" in the 2008 Proxy Statement is incorporated herein by reference. Each member of the Audit Committee and the Human Resources (compensation) Committee is independent as defined by the Nasdaq Stock Market Marketplace Rules. The entire Board of Directors serves as a nominating committee, and not all members of the Board are independent as defined by such rules.

Item 13. Exhibits

(a)      Description of Exhibits.

Exhibit No.              Description
3.1                      Articles of Incorporation of Registrant (1)
3.2                      Bylaws of Registrant (1)
10.1                     Form of Organizers' Option Agreements (2)
10.2                     Cornerstone Bancorp 2003 Stock Option Plan (3)
10.3                     Amended  Change of Control  Agreement  between  the Company and J. Roger
                         Anthony (4)
10.4                     Amended Change of Control  Agreement between the Company and Jennifer M.
                         Champagne (4)
10.5                     Amended  Change of Control  Agreement  between the Company Ben L. Garvin
                         (4)
10.6                     Form of Amendment to Endorsement  Method Split Dollar Plan,  dated as of
                         December  5,  2007,  between  the  Company's  wholly-owned   subsidiary,
                         Cornerstone  National Bank, and each of J. Rodger  Anthony,  Jennifer M.
                         Champagne, and Ben L. Garvin (4)
10.7                     Construction  Contract between the Company and SYS  Constructors,  Inc.,
                         General Corporation (5)
13                       Portions  of  2007  Annual  Report  to   Shareholders   incorporated  by
                         reference into this Form 10-KSB
21                       Subsidiaries of Registrant
31-1                     Rule 13a-14(a) Certifications
31-2                     Rule 13a-14(a) Certifications
32                       Section 1350 Certifications

-----------------
(1) Incorporated by reference to Registration Statement on Form SB-2 (No. 333-79543).
(2) Incorporated by reference to Annual Report on Form 10-KSB for the year ended December 31, 1999.
(3) Incorporated by reference to Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003.
(4)  Incorporated by reference to Report on Form 8-K filed December 6, 2007.
(5)  Incorporated by reference to Report on Form 8-K filed January 9, 2007.

Item 14.  Principal Accountant Fees and Services

         The information set forth under the captions "Registered Public Accounting Firm" in the 2008 Proxy Statement is incorporated herein by reference.

         SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Cornerstone Bancorp


March 20, 2008                 By: s/J. Rodger Anthony
                                  ----------------------------------------------
                                     J. Rodger Anthony
                                     President and Chief Executive Officer

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

         In accordance with the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                Title                                              Date
---------                                -----                                              ----

/s/ J. Rodger Anthony                    President, Chief Executive Officer, Director       March  20, 2008
---------------------------
J. Rodger Anthony

/s/ Walter L. Brooks
---------------------------
Walter L. Brooks                         Director                                           March  20, 2008

/s/ Jennifer M. Champagne                Chief Financial Officer , Director                 March  20, 2008
---------------------------
Jennifer M. Champagne

/s/ T. Edward Childress III              Director                                           March  20, 2008
---------------------------
T. Edward Childress, III

/s/ Ben L. Garvin                        Director                                           March  20, 2008
---------------------------
Ben L. Garvin

/s/ J. Bruce Gaston                      Director                                           March  20, 2008
---------------------------
J. Bruce Gaston

/s/ S. Ervin Hendricks, Jr.              Director                                           March  20, 2008
---------------------------
S. Ervin Hendricks, Jr.

/s/Joe E. Hooper                         Director                                           March  20, 2008
---------------------------
Joe E. Hooper

/s/ Robert R. Spearman                   Director                                           March  20, 2008
---------------------------
Robert R. Spearman

/s/ John M. Warren, Jr. M.D.             Director                                           March  20, 2008
---------------------------
John M. Warren, Jr., M.D.

                                         Director                                           March  __, 2008
---------------------------
George I. Wike, Jr.

                                  Exhibit Index

Exhibit No.              Description
3.1                      Articles of Incorporation of Registrant (1)
3.2                      Bylaws of Registrant (1)
10.1                     Form of Organizers' Option Agreements (2)
10.2                     Cornerstone Bancorp 2003 Stock Option Plan (3)
10.3                     Amended  Change of Control  Agreement  between  the Company and J. Roger
                         Anthony (4)
10.4                     Amended Change of Control  Agreement between the Company and Jennifer M.
                         Champagne (4)
10.5                     Amended  Change of Control  Agreement  between the Company Ben L. Garvin
                         (4)
10.6                     Form of Amendment to Endorsement  Method Split Dollar Plan,  dated as of
                         December  5,  2007,  between  the  Company's  wholly-owned   subsidiary,
                         Cornerstone  National Bank, and each of J. Rodger  Anthony,  Jennifer M.
                         Champagne, and Ben L. Garvin (4)
10.7                     Construction  Contract between the Company and SYS  Constructors,  Inc.,
                         General Corporation (5)
13                       Portions  of  2007  Annual  Report  to   Shareholders   incorporated  by
                         reference into this Form 10-KSB
21                       Subsidiaries of Registrant
31-1                     Rule 13a-14(a) Certifications
31-2                     Rule 13a-14(a) Certifications
32                       Section 1350 Certifications

-----------------
(1) Incorporated by reference to Registration Statement on Form SB-2 (No. 333-79543).
(2) Incorporated by reference to Annual Report on Form 10-KSB for the year ended December 31, 1999.
(3) Incorporated by reference to Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003.
(4)  Incorporated by reference to Report on Form 8-K filed December 6, 2007.
(5)  Incorporated by reference to Report on Form 8-K filed January 9, 2007.