Form 10-Q
period 2008-03-31
CORNERSTONE BANCORP/SC
filed 2008-05-13
CIK 1087455

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For The Quarterly Period Ended March 31, 2008

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
      For The Transition Period From _______________ To _________________.

                        Commission File Number 000-51950


                               CORNERSTONE BANCORP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

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

                                 Not Applicable
             (Former name, former address, and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company . See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                    Accelerated filer [ ]
Non-accelerated filer [ ]                      Smaller reporting company [X]
(Do not check is a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ]
Yes    [X]   No


         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

    Common Stock - No Par Value, 1,991,565 shares outstanding on May 8, 2008

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                       CORNERSTONE BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                                         March 31,      December 31,
                                                                                                           2008            2007
                                                                                                           ----            ----
Assets                                                                                                 (Unaudited)

Cash and due from banks ........................................................................      $  2,900,772      $  4,266,777
Federal funds sold .............................................................................         3,915,000           967,000
                                                                                                      ------------      ------------
       Cash and cash equivalents ...............................................................         6,815,772         5,233,777

Investment securities
   Available-for-sale ..........................................................................        23,355,046        18,054,409
   Other investments ...........................................................................           890,400           816,500

Loans, net .....................................................................................       113,929,106       107,350,202
Property and equipment, net ....................................................................         5,751,235         5,808,568
Cash surrender value of life insurance policies ................................................         1,715,195         1,697,429
Other real estate owned ........................................................................           305,644            69,000
Other assets ...................................................................................         1,419,024         1,468,187
                                                                                                      ------------      ------------
              Total assets .....................................................................      $154,181,422      $140,498,072
                                                                                                      ============      ============


Liabilities And Shareholders' Equity

Liabilities
   Deposits
     Noninterest bearing .......................................................................      $ 11,987,055      $ 13,645,852
     Interest bearing ..........................................................................       106,268,927        97,288,616
                                                                                                      ------------      ------------
     Total deposits ............................................................................       118,255,982       110,934,468
   Customer repurchase agreements ..............................................................         5,027,124         5,802,935
   Borrowings from Federal Home Loan Bank of Atlanta ...........................................         5,507,130         3,544,838
   Broker repurchase agreements ................................................................         5,000,000                 -
   Other liabilities ...........................................................................           591,946           635,001
                                                                                                      ------------      ------------

     Total liabilities .........................................................................       134,382,182       120,917,242

Commitments and contingencies

Shareholders' equity
   Preferred stock, 10,000 shares authorized, no shares issued .................................                 -                 -
   Common stock, no par value, 20,000,000 shares authorized, 1,991,565 and 1,983,169
       shares issued at March 31, 2008 and December 31, 2007, respectively .....................        18,281,616        18,185,328
   Retained earnings ...........................................................................         1,357,955         1,177,450
   Accumulated other comprehensive income ......................................................           159,669           218,052
                                                                                                      ------------      ------------

     Total shareholders' equity ................................................................        19,799,240        19,580,830
                                                                                                      ------------      ------------

     Total liabilities and shareholders' equity ................................................      $154,181,422      $140,498,072
                                                                                                      ============      ============

The accompanying notes are an integral part of these consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                                     For the three months ended
                                                                                                              March 31,
                                                                                                              ---------
                                                                                                      2008                  2007
                                                                                                      ----                  ----
Interest and Dividend Income
  Interest and fees on loans .........................................................             $2,067,113             $2,172,568
  Investment securities ..............................................................                302,707                220,770
  Federal funds sold and interest bearing balances ...................................                 24,821                 33,878
                                                                                                   ----------             ----------
     Total interest  income ..........................................................              2,394,641              2,427,216
                                                                                                   ----------             ----------

Interest Expense
  Deposits ...........................................................................                924,235                880,003
  Borrowings and customer repurchase agreements ......................................                144,436                 88,594
                                                                                                   ----------             ----------
     Total interest expense ..........................................................              1,068,971                968,597
                                                                                                   ----------             ----------

Net Interest Income ..................................................................              1,325,670              1,458,619
Provision for Loan Losses ............................................................                120,000                 60,000
                                                                                                   ----------             ----------

     Net interest income after provision for loan losses .............................              1,205,670              1,398,619
                                                                                                   ----------             ----------

Noninterest Income
  Service charges on deposit accounts ................................................                141,946                118,874
  Mortgage loan origination fees .....................................................                 72,813                119,302
  Other ..............................................................................                 29,935                 29,088
                                                                                                   ----------             ----------
     Total noninterest income ........................................................                244,694                267,264
                                                                                                   ----------             ----------

Noninterest Expense
  Salaries and employee benefits .....................................................                659,810                609,147
  Premises and equipment .............................................................                153,282                132,183
  Data processing ....................................................................                 49,871                 54,850
  Professional and regulatory fees ...................................................                 74,761                 66,007
  Supplies ...........................................................................                 20,742                 22,384
  Advertising ........................................................................                 16,492                 15,876
  Other ..............................................................................                150,361                118,760
                                                                                                   ----------             ----------
     Total noninterest expense .......................................................              1,125,319              1,019,207
                                                                                                   ----------             ----------
     Net income before taxes .........................................................                325,345                646,676
Provision for income taxes ...........................................................                105,451                211,373
                                                                                                   ----------             ----------
     Net income ......................................................................             $  219,894             $  435,303
                                                                                                   ==========             ==========

Earnings Per Share
  Basic ..............................................................................             $      .11             $      .22
  Diluted ............................................................................             $      .11             $      .22
Weighted Average Shares Outstanding
  Basic ..............................................................................              1,984,830              1,960,099
  Diluted ............................................................................              2,027,309              2,009,775

The accompanying notes are an integral part of these consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
               For the three months ended March 31, 2008 and 2007

                                   (Unaudited)

                                                                                                      Accumulated
                                                             Common stock                                other             Total
                                                             ------------             Retained       comprehensive     shareholders'
                                                         Shares        Amount         earnings           loss              equity
                                                         ------        ------         --------           ----              ------

Balance, December 31, 2006 ......................       1,777,313    $ 15,972,666    $  1,499,803     $     66,258     $ 17,538,727
Net income ......................................               -               -         435,303                -          435,303
Other comprehensive income, net
  of income taxes
Unrealized gain on investment
   securities, net ..............................               -               -               -           15,088           15,088
                                                                                                                       ------------
Comprehensive income ............................               -               -               -                -          450,391
Stock based compensation ........................               -           9,210               -                -            9,210
Options exercised ...............................           9,491          70,600               -                -           70,600
Stock dividend payable (10%) ....................         178,680       1,935,106      (1,935,106)               -                -
                                                        ---------    ------------    ------------     ------------     ------------

Balance, March 31, 2007 .........................       1,965,484    $ 17,987,582              $-     $     81,346     $ 18,068,928
                                                        =========    ============    ============     ============     ============


Balance, December 31, 2007 ......................       1,983,169    $ 18,185,328    $  1,177,450     $    218,052     $ 19,580,830
Net income ......................................               -               -         219,894                -          219,894
Other comprehensive income, net
  of income taxes
Unrealized loss on investment
   securities, net ..............................               -               -               -          (58,383)         (58,383)
                                                                                                                       ------------
Comprehensive income ............................                                                                           161,511
Cumulative effect of accounting change ..........               -               -         (39,389)                          (39,389)
Stock based compensation ........................                          14,455               -                -           14,455
Options exercised ...............................           8,396          81,833               -                -           81,833
                                                        ---------    ------------    ------------     ------------     ------------


Balance, March 31, 2008 .........................       1,991,565    $ 18,281,616    $  1,357,955     $    159,669     $ 19,799,240
                                                        =========    ============    ============     ============     ============



The accompanying notes are an integral part of these consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                      For the three months ended
                                                                                                               March 31,
                                                                                                               ---------
                                                                                                       2008                 2007
                                                                                                       ----                 ----

Operating Activities
     Net income ..........................................................................        $    219,894         $    435,303
     Adjustments to reconcile net income to net cash provided by operating activities
        Depreciation and amortization ....................................................              77,445               66,125
        Provision for loan losses ........................................................             120,000               60,000
        Non-cash option expense ..........................................................              14,455                9,210
     Changes in operating assets and liabilities
        Change in interest receivable ....................................................             103,670             (158,719)
        Change in other assets ...........................................................             (72,273)             (55,028)
        Change in other liabilities ......................................................             (52,368)              76,576
                                                                                                  ------------         ------------

           Net cash provided by operating activities .....................................             410,823              433,467
                                                                                                  ------------         ------------

Investing Activities
     Proceeds from maturities and principal repayments of
       available for sale  securities ....................................................             693,721            1,636,518
     Purchase of FHLB and Federal Reserve stock ..........................................             (73,900)              (2,900)
     Purchase of property and equipment ..................................................             (17,415)            (158,068)
     Purchase of investment securities available for sale ................................          (6,085,514)                   -
     Net increase in loans to customers ..................................................          (6,935,548)          (6,261,428)
                                                                                                  ------------         ------------

           Net cash used for investing activities ........................................         (12,418,656)          (4,785,878)
                                                                                                  ------------         ------------

Financing Activities
     Net increase in demand, savings and time deposits ...................................           7,321,514            8,310,935
     Net increase (decrease) in customer repurchase agreements ...........................            (775,811)             107,151
     Repayment of FHLB advances ..........................................................            (337,708)             (37,708)
     Borrowings from FHLB ................................................................           2,300,000                    -
     Increase in broker repurchase agreements ............................................           5,000,000                    -
     Proceeds from exercise of stock options .............................................              81,833               70,600
                                                                                                  ------------         ------------

           Net cash provided by financing activities .....................................          13,589,828            8,450,978
                                                                                                  ------------         ------------

           Net increase in cash and cash equivalents .....................................           1,581,995            4,098,567

Cash and Cash Equivalents, Beginning of Period ...........................................           5,233,777            5,911,623
                                                                                                  ------------         ------------

Cash and Cash Equivalents, End of Period .................................................        $  6,815,772         $ 10,010,190
                                                                                                  ============         ============

Supplemental Information
    Cash paid for interest ...............................................................        $  1,019,693         $    930,699
    Cash paid for income taxes ...........................................................        $          -         $     33,279


The accompanying notes are an integral part of these consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Summary of Significant Accounting Principles
A summary of significant accounting policies is included in the Cornerstone Bancorp (the "Company") 2007 Annual Report to Shareholders, which also contains the Company's audited financial statements for 2007 and is also included in the Form 10-KSB for the year ended December 31, 2007.

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

Management Opinion
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly they do not contain all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The statements in this report are unaudited. In the opinion of management, all the adjustments necessary to present a fair statement of the results for the interim period have been made. Such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of the results to be expected for an entire year. These interim financial statements should be read in conjunction with the annual financial statements and notes thereto contained in the 2007 Annual Report on Form 10-KSB.

Earnings per Share
Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" requires that the Company present basic and diluted net income per common share. The assumed conversion of stock options creates the difference between basic and diluted net income per share. Income per share is calculated by dividing net income by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares outstanding for basic net income per common share for the three month period ended March 31, 2008 was 1,984,830 shares. The weighted average number of common shares outstanding for diluted net income per share for the quarter ended March 31, 2008 was 2,027,309 shares. There were 35,280 outstanding options that were anti-dilutive as of March 31, 2008.

Stock Based Compensation
As described in Notes 1 and 16 to the financial statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007, the Company has a stock-based employee and director compensation plan, which was approved by shareholders in 2003 (the "2003 Plan").

The Company accounts for stock-based compensation under the provisions of SFAS No. 123(R). On January 2, 2008 and January 2, 2007 the Board of Directors awarded options to purchase 19,200 and 18,000 shares, respectively, to executive officers and directors under the 2003 Plan. The options vest over five years and expire ten years from the date of grant. The exercise price for the 2008 grant was $12.50 per share. In accordance with the terms of the 2003 Plan, the 2007 grant has been adjusted as a result of the 10% stock dividend declared in April 2007. Refer to the notes to the financial statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007 for further information.

The fair value of an option is estimated on the date of grant using the Black-Scholes option pricing model. The risk free interest rate used in the calculation was 3.91% for the 2008 grant and 4.68% for the 2007 grant (equal to the U.S. Treasury 10 year constant maturity on the date of grant) and the assumed dividend rate was zero in each case. The expected option life in each case was 10 years. Volatility was estimated at 27.5 % for the 2008 options and 11.7% for the 2007 options based on a review of stock trades known to management or quoted on the over-the-counter bulletin board during the preceding period. Management is aware of only limited trades, which may not represent market value as the stock is not traded on an exchange, though it is quoted on the

Over-the-Counter Bulletin Board. For the three months ended March 31, 2008, the Company expensed $3,926 related to options granted in 2008, net of forfeitures, $5,913 related to options granted in 2007, and $4,616, related to the options granted in 2006. The expense is included in Salaries and employee benefits in the accompanying consolidated statements of income.

Prior to adopting the provisions of SFAS No. 123(R) the Company accounted for stock option awards under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees," and related interpretations. These awards are fully vested, and no compensation expense has been recognized related to these option awards. Options were granted under the 2003 Plan in 2004 and 2005, and have been adjusted to reflect the stock dividends declared since the grant date. As of March 31, 2008, there are 36,884 of these options outstanding under the 2003 Plan, exercisable at a weighted average exercise price of $9.13 per share.

The Company awarded options to its Organizers in 1999 (the "Organizers' Options"). Each of the organizing directors was awarded options to purchase 4,000 shares of the Company's common stock at $10.00 per share. The options expire 10 years from the date of grant. Since 1999, 12,000 of the original options have been exercised (20,614 after stock dividends) and 4,000 have been forfeited. As of March 31, 2008, after the effect of stock dividends and exercises, there are 42,514 Organizers' Options outstanding. Each option is exercisable at a price of $5.64. These options vested in 2002 and were accounted for under the provisions of APB No. 25.

Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of interest and noninterest income and expenses during the reporting period. Actual results could differ from those estimates. The primary significant estimate in the accompanying consolidated financial statements is the allowance for loan losses. A discussion of the significant factors involved in estimating the allowance for loan losses is included in this Form 10-Q in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the section titled "Results of Operations" and in the Company's 2007 Form 10-KSB. The provision for income taxes is also considered a significant estimate.

Concentrations of credit risk
The Bank makes loans to individuals and small businesses located primarily in upstate South Carolina for various personal and commercial purposes. The Bank has a diversified loan portfolio and borrowers' ability to repay loans is not dependent upon any specific economic sector. The Bank monitors the portfolio for concentrations of credit on a quarterly basis using North American Industry Codes ("NAIC"). The Bank has loans in two NAIC categories that each represents more than 10% of the portfolio. The NAIC concentrations are 37.3% in Residential Building Construction and 13.7% in Real Estate and Rental and Leasing. The portfolio also has loans representing 21other NAIC categories. The Bank does not make long term (more than 15 years) mortgage loans, does not offer loans with negative amortization features, long-term interest only features, or loans with loan to collateral value ratios in excess of 100%. The Bank does offer loan products with features that can increase credit risk during periods of declining economic conditions such as adjustable rate loans, short-term interest-only loans, and loans with amortization periods that differ from the maturity date (i.e., balloon payment loans). However, the Bank evaluates each customer's creditworthiness based on current and expected economic conditions and underwrites and monitors each loan for associated risks. Loans made with exceptions to internal loan guidelines and those with loan-to-value ratios in excess of regulatory loan-to-value guidelines are monitored and reported to the Board of Directors on a monthly basis. The regulatory loan-to-value guidelines permit exceptions to the guidelines up to a maximum of 30% of total capital for commercial loans and exceptions for all types of real estate loans up to a maximum of 100% of total capital. As of March 31, 2008, the Bank has $54,747 of loans which exceed the regulatory loan to value guidelines. This amount is within the maximum allowable exceptions to the guidelines.

Recently issued accounting standards
The following is a summary of recent authoritative pronouncements that may affect accounting, reporting, and disclosure of financial information by the
Company:

     Effective January 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. This standard does not require any new fair value measurements, but rather eliminates inconsistencies found in various prior pronouncements. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

         Level 1
         Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as U.S. Treasury, other U.S. Government and agency mortgage-backed debt securities that are highly liquid and are actively traded in over-the-counter markets.

         Level 2
         Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain derivative contracts and impaired loans.

         Level 3
         Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. For example, this category generally includes certain private equity investments, retained residual interests in securitizations, residential mortgage servicing rights, and highly-structured or long-term derivative contracts.

     SFAS 157 did not have a significant impact on the Company's financial position, results of operations, or cash flows.

     In September, 2006, The FASB ratified the consensuses reached by the FASB's Emerging Issues Task Force ("EITF") relating to EITF 06-4 "Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements." EITF 06-4 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods. Employers should recognize a liability for future benefits in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," or Accounting Principles Board ("APB") Opinion No. 12, "Omnibus Opinion--1967." EITF 06-4 was effective January 1, 2008. The Company recorded a liability of $39,389 in the accompanying consolidated financial statements for the cumulative effect of the change.

     In September 2006, the FASB ratified the consensus reached on EITF 06-5, "Accounting for Purchases of Life Insurance--Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance" ("EITF 06-5"). EITF 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. EITF 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF 06-5 was effective for the Company on January 1, 2008. There was no material effect on the Company's financial position, results of operations or cash flows.

     In March 2007, the FASB ratified the consensus reached on EITF 06-10, "Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements" ("EITF 06-10"). The postretirement aspect of this EITF is substantially similar to EITF 06-4 discussed above and requires that an employer recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either FASB Statement No. 106 or APB Opinion No. 12, as appropriate, if the employer has agreed to maintain a life insurance policy during the employee's retirement or provide the employee with a death benefit based on the substantive agreement with the employee. In addition, a consensus was reached that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. EITF 06-10 was effective for the Company on January 1, 2008. Adoption of EITF 06-10 had no impact on the Company's financial position, results of operations or cash flows.

          CAUTIONARY NOTICE WITH RESPECT TO FORWARD LOOKING STATEMENTS

Statements included in this report which are not historical in nature are intended to be, and are hereby identified as "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "estimate", "project", "intend", "expect", "believe", "anticipate", "plan", "may", "will", "should", "could", "would", `assume", "indicate", "contemplate", "seek", "target", "potential", and similar expressions identify forward-looking statements. The Company cautions readers that forward looking statements including without limitation, those relating to the Company's new offices, future business prospects, revenues, working capital, adequacy of the allowance for loan losses, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ from those indicated in the forward looking statements, due to several important factors identified in this report, among others, and other risks and factors identified from time to time in the Company's other reports filed with the Securities and Exchange Commission.

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

Website References
References to the Bank's website included in, or incorporated by reference into, this report are for information purposes only, and are not intended to incorporate the website by reference into this report.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

General
Cornerstone Bancorp, (the "Company") is a bank holding company and has no operations other than those carried on by its wholly owned subsidiary, Cornerstone National Bank (the "Bank"). The Bank commenced business in 1999, and conducts a general banking business from three offices in the Easley area of Pickens County, in the Berea area of Greenville County, and in the Powdersville area of Anderson County, South Carolina. In 2004, the Bank established a wholly owned subsidiary, Crescent Financial Services, Inc. ("Crescent"), which is an insurance agency that has not yet engaged in any significant operations.

Effect of Economic Trends
Since September 15, 2007 and through March 31, 2008, the Federal Reserve has decreased its target short-term interest rates by approximately 275 basis points. These decreases have been in response to turmoil in the overall market for mortgages and housing in the United States. As a result of the decreases in interest rates by the Federal Reserve, interest rates applicable to many of the Bank's loans, which are tied to the prime rate, have also decreased quickly in a short period of time. However, due to competitive pressures for funds, interest rates on the Bank's interest bearing liabilities have not decreased as quickly, tightening the Bank's net interest margin. In addition, the turmoil in the national mortgage market has impacted our ability to broker mortgage loans for our customers. Many third party lenders have changed their programs frequently, discontinued programs, and tightened credit standards. The result has been a decrease in income earned from mortgage brokerage fees in the first quarter of 2008 as compared with the first quarter of 2007. Both of these trends have negatively impacted the Company's profitability in the first quarter of 2008.

The current outlook for the national economy in the United States is uncertain, and the possibility of recession in the general economy exists. However, the local economy in the Bank's market areas and the regional economy in South Carolina have not been as deeply impacted by recent events as the economy on the national level. The Bank and the Company continuously monitor the local economy in an effort to minimize the effect of negative economic trends on the Company and the Bank.

Results of Operations
Results of Operations for the Three Months Ended March 31, 2008 and 2007

Summary
The Company earned $219,894 during the first quarter or $.11 per basic and diluted share. The Company earned $435,303 during the first quarter of 2007 or $.22 per basic and diluted share. The decrease is related to a decrease in the net interest margin, an increase in the provision for loan losses, a decrease in mortgage fees, and an increase in general and administrative expenses. The decrease in the net interest margin is due to changes in market interest rates as described above. The decrease in mortgage fees is also related to trends in the national market for mortgage loan products. Operating expenses increased in part due to the opening of our operations center in the third quarter of 2007. In addition, costs associated with property in foreclosure increased $20,819 during 2008 over 2007.

Net Interest Income
Net interest income is the primary driver of net income for the Company. Net interest income is equal to the difference between interest income earned on the Company's interest earning assets and the interest paid on its interest bearing liabilities. The current interest rate environment is one of decreasing interest rates. Just over 54% of the Bank's loans are tied to the Prime Rate, which responds immediately to changes in market interest rates. However, some of the Bank's interest bearing liabilities do not respond immediately, or to the same extent, to changes in market interest rates as our loans do. As a result, during the first quarter of 2008, we experienced a decrease in our interest rate margin. While the average balance of loans outstanding grew $9.5 million during the first quarter of 2008 as compared to 2007, decreases in rates earned on the portfolio had a greater impact on interest income. Average rates paid on interest bearing liabilities decreased only 8 basis points year over year, while interest rates earned on average interest earning assets decreased 105 basis points from 2007 to 2008.

The table below illustrates the average balances of interest earning assets and interest bearing liabilities and the resulting annualized yields and costs for the three month periods ended March 31, 2008 and 2007.

                                                     March 31, 2008                                March 31, 2007
                                           -------------------------------------    -------------------------------------------
                                           Average                     Average           Average                      Average
                                           Balance       Interest    Yield/ Cost         Balance      Interest      Yield/ Cost
                                           -------       --------    -----------         -------      --------      -----------
Investments ............................  $ 23,155,707   $  302,707      5.30%      $ 17,265,424    $   220,770        5.19%
Fed Funds Sold .........................     3,355,424       24,821      3.00%         2,648,776         33,878        5.19%
Loans ..................................   110,492,096    2,067,113      7.59%       100,956,364      2,172,568        8.73%
                                          ------------   ----------                 ------------    -----------
   Total interest earning assets .......   137,003,227    2,394,641      7.09%       120,870,564      2,427,216        8.14%
                                          ============                              ============

Interest bearing transaction accounts ..    13,367,584       36,931      1.12%        14,427,591         40,089        1.13%
Savings and money market ...............    10,862,065       53,722      2.01%         9,420,874         43,155        1.86%
Time deposits ..........................    77,113,830      833,582      4.38%        67,637,086        796,759        4.78%
                                          ------------   ----------                                 -----------
   Total interest bearing deposits .....   101,343,479      924,235      3.70%        91,485,551        880,003        3.90%
                                          ------------
Customer repurchase agreements and
    Fed Funds purchased ................     5,827,419       57,690      4.01%         5,467,123         61,554        4.57%
Borrowings from FHLB Atlanta ...........     5,203,892       48,575      3.79%         2,678,558         27,040        4.09%
Broker repurchase agreements ...........     4,340,659       38,171      3.57%                 -              -           -%
                                          ------------   ----------                 ------------    -----------
   Total interest bearing liabilities ..  $116,715,449    1,068,671      3.71%      $ 99,631,232        968,597        3.94%
                                          ============   ----------                 ============    -----------

Net interest income ....................                 $1,325,970                                 $ 1,458,619
                                                         ==========                                 ===========
Interest rate spread ...................                                 3.38%                                         4.20%
Interest margin ........................                                 3.93%                                         4.89%

The Bank, which accounts for all of the Company's sensitivity to changes in interest rates, measures interest sensitivity using various measures. Using a static GAP measurement, which compares the amount of interest sensitive assets repricing within a one year time period as compared to the amount of interest sensitive liabilities repricing within the same time frame, the Bank's sensitivity to changes in interest rates can be analyzed. This method does not take into account loan prepayments and other non-contractual changes in balances and the applicable interest rates, but it does give some information as to possible changes in net interest income that could be expected simply as a result of changes in interest rates. As of March 31, 2008, the Bank's cumulative Gap ratio was .84 through 12 months. This indicates a slightly liability-sensitive position as of March 31, 2008. Based on a static GAP measurement, in a period of rising interest rates, asset-sensitive balance sheets would be normally expected to experience a widening of the net interest margin, while liability-sensitive balance sheets would normally be expected to experience pressure on the net interest margin. In a period of decreasing interest rates, liability-sensitive balance sheets would normally be expected to experience a widening of the net interest margin and asset-sensitive balance sheets would normally be expected to experience the opposite effect. Various market factors can, however, affect the net interest margin and cause it to react differently to changes in interest rates than would normally be expected under the static GAP model. For example, although the Bank has the contractual right to decrease rates on its liabilities as the Federal Reserve lowers rates, in the past few months, the Bank has experienced increased difficulty in lowering rates on its liabilities because it has been competing for funds with much larger entities that have been facing liquidity needs. This competition for funds has resulted in an increase in rates by many of the sources the Bank ordinarily uses for funding. This illustrates the difficulty in predicting changes in interest income using various analytical tools such as the static GAP measurement.

Noninterest income
The primary drivers of noninterest income for the Company and the Bank are service charges on deposit accounts and mortgage loan origination fees. For the three months ended March 31, 2008 the Company earned $141,946 in service charges on deposit accounts compared to $118,874 for the same period in 2007. This increase is attributable to an increase in the number of accounts and the number of services used by our customers. Mortgage loan origination fees have decreased by $46,489 or 39.0% since the first quarter of 2007. The decrease is directly related to turmoil in the national market for mortgages as third party lenders have changed programs and tightened credit standards, notwithstanding any reductions in interest rates.

Noninterest expense
Noninterest expense totaled $1.1 million for the first three months of 2008 compared to $1.0 million for the first three months of 2007, an increase of 10.4%. Salaries and employee benefits increased by 8.3%, primarily as a result of annual increases. Premises and equipment increased 16.0% as a result of the addition of our operations center, which opened in August 2007. This facility allowed us to move our back office and mortgage operations out of our main office building and utilize the available space in the main office for additional customer service personnel. Professional and regulatory fees increased 13.3% primarily as a result of increases in FDIC insurance premiums and in professional fees associated with the implementation of additional provisions of the Sarbanes-Oxley Act and regulations there under and audit fees. Other expense increased $31,601 in 2008 over 2007 levels, or 26.6%. Other expense in 2008 includes $20,819 of costs associated with the acquisition of properties in foreclosure. ATM processing fees increased $4,785 or 26.4% in 2008 over 2007 due to an increase in card usage.

Balance Sheet Review

Investments

At March 31, 2008, the Bank held available for sale securities with a fair value $23.4 million (amortized cost of $23.1 million) and other investments with an amortized cost of $890,400. Available for sale securities include government sponsored enterprise bonds, mortgage-backed securities, municipal bonds, and preferred stock issued by the Federal National Mortgage Association ("FNMA"), a government sponsored enterprise. The fair values of the Company's available for sale investments, other than municipal bonds, are measured on a recurring basis using quoted market prices in active markets for identical assets and liabilities ("Level 1 inputs" under SFAS 157). Due to the lower level of trading activity in municipal bonds, the fair market values of these investments are measured based on other inputs such as inputs that are observable or can be corroborated by observable market data for similar assets with substantially the same terms ("Level 2 inputs" under SFAS 157).

Other investments include stock in the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank. These stocks are held at amortized cost because they have no quoted market value and have historically been redeemed at par value.

As of March 31, 2008, investments available for sale had a net unrealized gain of $241,923. However, 11 of our investments were in an unrealized loss position as of March 31, 2008. Of those 11, only one had been in an unrealized loss position for more than 12 months. The amount of the total unrealized loss in the portfolio is $378,397, with $4,856 related to the one security in an unrealized loss position for 12 months or more. The Bank has historically had the intent and ability to hold investments until maturity, and expects to be able to continue to do so. Two of the investments with unrealized losses at March 31, 2008 are issued by FNMA, and the remaining 9 are issued by various municipal governments. We do not currently expect that these losses are other than temporary.

Loans

The following table summarizes the composition of our loan portfolio.

                                                                  March 31, 2008                 December 31, 2007
                                                                  --------------                 -----------------
                                                                              % of                            % of
                                                               Amount         Loans             Amount         Loans
                                                               ------         -----             ------         -----
        Commercial and industrial ......................   $  18,748,902       16.3%        $  18,753,358      17.3%
        Real Estate - construction .....................      48,773,907       42.3            43,332,737      39.9
        Real Estate - mortgage
               1-4 family residential ..................      20,290,520       17.6            18,947,690      17.4
               Nonfarm, nonresidential .................      23,468,989       20.4            24,248,479      22.3
               Multifamily residential .................       1,598,772        1.4             1,621,110       1.5
        Consumer installment ...........................       2,277,153        2.0             1,739,958       1.6
                                                           -------------      -----         -------------     -----
                   Total Loans .........................     115,158,243      100.0%          108,643,332     100.0%
                                                                              =====                           =====
                Less allowance for loan losses .........      (1,229,137)                      (1,293,130)
                                                           -------------                    -------------
                   Net Loans ...........................   $ 113,929,106                    $ 107,350,202
                                                           =============                    =============

Activity in the allowance for loan losses for the first three months of 2008 and 2007 is presented below.

                                                                Three months           Three months
                                                              ended March 31,        ended March 31,
                                                                    2008                   2007
                                                                    ----                   ----

   Allowance for loan losses, beginning of year ..............    $1,293,130            $ 1,200,000
   Provision for losses ......................................       120,000                 60,000
   Charge-offs ...............................................      (183,993)                     -
   Recoveries ................................................             -                      -
                                                                  ----------            -----------
                                                                           -                      -
         Allowance for loan losses, end of period ............    $1,229,137            $ 1,260,000
                                                                  ==========            ===========

   Ratios
        Nonperforming loans to loans at end of period ........           .61%                   .26%
        Net charge-offs to average loans outstanding .........           .17%                     -
        Net charge-offs to loans at end of period ............           .16%                     -
        Allowance for loan losses to average loans ...........          1.11%                  1.25%


        Allowance for loan losses to loans at end of period ..          1.07%                  1.21%
        Net charge-offs to allowance for loan losses .........         14.97%                     -
        Net charge-offs to provision for loan losses .........         153.3%                     -

Loans which management identifies as impaired generally will be nonperforming loans. Nonperforming loans include nonaccrual loans or loans which are 90 days or more delinquent as to principal or interest payments. As of March 31, 2008, the Bank had nonaccrual loans of $706,038, representing three loans and one line of credit. Each of these loans is secured (three are secured by real estate). These loans are currently being carried at management's best estimate of net realizable value, although no assurance can be given that no further losses will be incurred on these loans until the collateral has been acquired and liquidated. Management's estimates of net realizable, or fair value, are obtained (on a nonrecurring basis) using independent appraisals, less estimated selling costs, which the Company considers to be level 2 inputs as defined by SFAS No. 157.

Management identifies and maintains a list of potential problem loans. These are loans that are not included in nonaccrual status or loans that are past due 90 days or more and still accruing interest. A loan is added to the potential problem list when management becomes aware of information about possible credit problems of borrowers that causes serious doubts as to the ability of such borrowers to comply with the current loan repayment terms. These loans are designated as such in order to be monitored more closely than other credits in the Bank's portfolio. There were loans in the amount of $1.8 million that have been determined by management to be potential problem loans at March 31, 2008. Subsequent to March 31, 2008, management of the Bank negotiated successfully with the estate of a former customer to recover amounts charged-off in 2006. In the second quarter of 2008, the Bank expects to record a recovery of approximately $275,000 in the allowance for loan losses.

Deposits

The following table shows the average balance amounts and the average rates paid on deposits held by us for the quarter ended March 31, 2008 and 2007.

                                                                                    Average Deposits
                                                                                    ----------------
                                                                       Quarter ended                Quarter ended
                                                                      March 31, 2008               March 31, 2007
                                                                      --------------               --------------
                                                                    Amount         Rate         Amount          Rate
                                                                    ------         ----         ------          ----
Noninterest bearing demand ....................................  $  10,829,693        -%    $  11,842,495           -%
Interest bearing transaction accounts .........................     13,367,584     1.12%       14,427,591        1.13%
Savings and money market ......................................     10,862,065     2.01%        9,420,874        1.86%
Time deposits .................................................     77,113,830     4.38%       67,637,086        4.78%
                                                                 -------------              -------------
      Total average deposits ..................................  $ 112,173,172              $ 103,328,046
                                                                 =============              =============

Borrowings

The Bank's outstanding borrowings are described in the following table. The amounts listed as Securities sold under agreement to repurchase are collateralized borrowings from other institutions. Retail repurchase agreements with the Bank's customers are not included in the table below.

                                 Borrowings at or for the quarter ended March 31, 2008

                                                                         Maximum                            Weighted
                                             Ending        Period-      Month-end                           Average
                                             Balance       End Rate      Balance         Average Balance    Rate Paid
                                             -------       --------      -------         ---------------    ---------
Federal Home Loan Bank advances .........   $ 5,507,130     3.62%       $ 5,532,269        $ 5,203,892       3.79%
Federal funds purchased .................   $         -        -%       $ 1,000,000        $   636,242       4.27%
Securities sold under agreement to
 repurchase .............................   $ 5,000,000     3.48%       $ 5,000,000        $ 4,340,659       3.57%

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of liabilities. The Company manages both assets and liabilities to achieve appropriate levels of liquidity. Cash and short-term investments are the Company's primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. The investment portfolio is the Company's principal source of secondary asset liquidity. However, the availability of this source of funds is influenced by market conditions. Individual and commercial deposits and borrowings are the Company's primary source of funding for credit activities. The Company has lines of credit with unrelated banks and with the FHLB of Atlanta. The bank lines total $6.8 million and are available on a one to fourteen day basis for general corporate purposes of the Bank. The FHLB line is based on the availability of eligible collateral with a maximum borrowing capacity of 10% of Bank assets. The Bank currently has $5.5 million borrowed under the FHLB line. Approximately $9.9 million is available under the FHLB line, assuming adequate collateral is available for pledging. Management believes that the Company's liquidity sources are adequate to meet its operating needs.

Off Balance Sheet Risk

Through the operations of the Bank, the Company has contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank's customers at predetermined interest rates for a specified period of time. Commitments are subject to various conditions which are expected to reduce the credit risk to the Company. At March 31, 2008, the Bank had issued commitments to extend credit of $23.2 million through various types of lending arrangements and overdraft protection arrangements. Of that amount, approximately $15.9 million was undisbursed amounts of closed-end loans, $1.2 million related to unused overdraft protection, and approximately $6.1 million was related to lines of credit. The Bank's management evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by management upon extension of credit, is based on a credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial or residential real estate. Management manages the credit risk on these commitments by subjecting them to normal underwriting and risk management processes. The Bank also had standby letters of credit outstanding of approximately $1.2 million at March 31, 2008. An immaterial amount of fees were collected related to these commitments and letters of credit during the quarter ended March 31, 2008. Historically many of these commitments and letters of credit expire unused, and the total amount committed as of March 31, 2008 is not necessarily expected to be funded. The Bank offers an automatic overdraft protection product to checking account customers. Each qualified account with the automatic overdraft protection feature can have up to $500 of paid overdrafts. Unused overdraft protection was $1.2 million as of March 31, 2008, the majority of which is not expected to be utilized. As of March 31, 2008, accounts in overdraft status totaled $25,822.

Capital Resources

The capital base for the Company increased by approximately $218,000 for the first three months of 2008, due to net income and stock option activity, net of decreases in accumulated other comprehensive income and the cumulative effect of an accounting change for split dollar life insurance plan agreements. Stock option activity includes the impact of stock options exercised in the first quarter as well as unexercised stock options. The Company's equity to asset ratio was 12.8% as of March 31, 2008 and 13.9% as of December 31, 2007. The Company expects to continue to leverage its capital as the Bank grows.

The following table details return on average assets (net income divided by average total assets, annualized if necessary), return on average equity (net income divided by average total equity, annualized if necessary) and the ratio of average equity to average assets ratio for the first quarter of 2008 and for the year ended December 31, 2007. Return on Assets and Return on Equity for the first quarter of 2008 have decreased significantly since 2007 due to pressure on our net interest margin and the effect of an increased provision for loan losses. See Results of Operations for more information. Since our inception through March 31, 2008 we have not paid any cash dividends. However, on April 8, 2008 our Board of Directors declared a cash dividend of $.30 per share payable to shareholders of record on May 13, 2008.

                                               Quarter ended       Year ended
                                               March 31, 2008  December 31, 2007
                                               --------------  -----------------
                                               (annualized)
Return on average assets ....................          .60%              1.18%
Return on average equity ....................         4.47%              8.73%
Ratio of average equity to average assets ...        13.36%             13.56%
Dividend payout ratio .......................            -%                 -%

The FDIC has established guidelines for capital requirements for banks. As of March 31, 2008, the Bank is considered well capitalized based on the capital levels that are required to be maintained according to FDIC guidelines as shown in the following table.

Capital Ratios

                                                                                                            Adequately
                                                                               Well Capitalized             Capitalized
                                                          Actual                  Requirement               Requirement
                                                          ------                  -----------               -----------
                                                     Amount       Ratio        Amount        Ratio       Amount       Ratio
                                                     ------       -----        ------        -----       ------       -----
Total capital to risk weighted assets ...........   $ 19,772      15.5%       $12,788        10.0%       $10,231       8.0%
Tier 1 capital to risk weighted assets ..........   $ 18,543      14.5%       $ 7,673         6.0%       $ 5,115       4.0%
Tier 1 capital to average assets ................   $ 18,543      12.5%       $ 7,395         5.0%       $ 5,916       4.0%

The Federal Reserve has also established guidelines for capital requirements for bank holding companies that are similar to the FDIC's guidelines for banks. At March 31, 2008, the Company exceeded all of the minimum requirements of the Federal Reserve guidelines.

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


Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates which principally arises from liquidity risk and interest rate risk inherent in the Bank's lending, deposit gathering, and borrowing activities. Other types of market risks such as foreign currency exchange risk and commodity price risk do not normally arise in the ordinary course of our business. The Funds Management Committee of our Board of Directors, which meets quarterly, monitors and considers methods of managing exposure to liquidity and interest rate risk. Our Management monitors liquidity and interest rate risk on an on-going basis. Management is responsible for maintaining the level of interest rate sensitivity of our interest sensitive assets and liabilities and managing our liquidity within board-approved limits.

Interest rate sensitivity "gap" analysis measures the timing and magnitude of the repricing of assets compared with the repricing of liabilities and is an important part of asset/liability management. The objective of interest rate sensitivity management is to generate stable growth in net interest income, and to control the risks associated with interest rate movements. Management constantly reviews interest rate risk exposure and the expected interest rate environment so that adjustments in interest rate sensitivity can be made in a timely manner.

ITEM 4 (T). Controls and Procedures.

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

Part II - Other Information

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

         During the quarter ended March 31, 2008, the Company issued shares of common stock to a director/employee upon the exercise of options as follows:

       Date of Issuance      Number of Shares Issued    Aggregate Exercise Price
       ----------------      -----------------------    ------------------------
        March 14, 2008                8,396                     $ 81,833


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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   Cornerstone Bancorp
                      (Registrant)


By: s/J. Rodger Anthony                                        Date: May 9, 2008
    -------------------------------------------------------
       J. Rodger Anthony
       Chief Executive Officer



By:  s/Jennifer M. Champagne                                   Date: May 9, 2008
    -------------------------------------------------------
       Jennifer M. Champagne
       Senior Vice President and Chief Financial Officer
       (Principal Financial Officer)

                                 EXHIBIT INDEX


31-1                       Rule13a-14(a)/ 15d-14(a) Certifications of Chief
                           Executive Officer
31-2                       Rule13a-14(a)/Rule 15d-14(a) Certifications of
                           Chief Financial Officer
32                         18 U.S.C. Section 1350 Certifications