Form 10-Q
period 2008-06-30
CORNERSTONE BANCORP/SC
filed 2008-08-13
CIK 1087455

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For The Quarterly Period Ended June 30, 2008

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
      For The Transition Period From _______________ To _________________.

                        Commission File Number 000-51950


                               CORNERSTONE BANCORP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          South Carolina                             57-1077978
----------------------------------       ---------------------------------------
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

Large accelerated filer [ ]                       Accelerated filer [ ]
Non-accelerated filer [ ]                         Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 [ ]  Yes    [X]   No


         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

   Common Stock - No Par Value, 1,991,565 shares outstanding on August 1, 2008

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                       CORNERSTONE BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                                         June 30,      December 31,
                                                                                                           2008            2007
                                                                                                           ----            ----
Assets                                                                                                  (Unaudited)

Cash and due from banks ........................................................................      $  3,127,568      $  4,266,777
Federal funds sold .............................................................................         4,327,000           967,000
                                                                                                      ------------      ------------
       Cash and cash equivalents ...............................................................         7,454,568         5,233,777

Investment securities
   Available-for-sale ..........................................................................        22,899,851        18,054,409
   Other investments ...........................................................................           895,650           816,500

Loans, net .....................................................................................       111,303,933       107,350,202
Property and equipment, net ....................................................................         5,679,831         5,808,568
Cash surrender value of life insurance policies ................................................         1,732,970         1,697,429
Other real estate owned ........................................................................           259,599            69,000
Other assets ...................................................................................         1,362,835         1,468,187
                                                                                                      ------------      ------------
              Total assets .....................................................................      $151,589,237      $140,498,072
                                                                                                      ============      ============

Liabilities And Shareholders' Equity

Liabilities
   Deposits
     Noninterest bearing .......................................................................      $ 12,990,242      $ 13,645,852
     Interest bearing ..........................................................................       102,990,255        97,288,616
                                                                                                      ------------      ------------
     Total deposits ............................................................................       115,980,497       110,934,468
   Customer repurchase agreements ..............................................................         5,226,876         5,802,935
   Borrowings from Federal Home Loan Bank of Atlanta ...........................................         5,469,421         3,544,838
   Broker repurchase agreements ................................................................         5,000,000                 -
   Other liabilities ...........................................................................           514,997           635,001
                                                                                                      ------------      ------------

     Total liabilities .........................................................................       132,191,791       120,917,242

Commitments and contingencies

Shareholders' equity
   Preferred stock, 10,000 shares authorized, no shares issued .................................                 -                 -
   Common stock, no par value, 20,000,000 shares authorized, 1,991,565 and 1,983,169
       shares issued at June 30, 2008 and December 31, 2007, respectively ......................        18,295,247        18,185,328
   Retained earnings ...........................................................................         1,043,686         1,177,450
   Accumulated other comprehensive income ......................................................            58,513           218,052
                                                                                                      ------------      ------------

     Total shareholders' equity ................................................................        19,397,446        19,580,830
                                                                                                      ------------      ------------

     Total liabilities and shareholders' equity ................................................      $151,589,237      $140,498,072
                                                                                                      ============      ============

The accompanying notes are an integral part of these consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                    For the three months ended              For the six months ended
                                                                             June 30,                              June 30,
                                                                             --------                              --------
                                                                      2008               2007               2008              2007
                                                                      ----               ----               ----              ----
Interest and Dividend Income
  Interest and fees on loans ...............................        $1,972,331        $2,192,248        $4,039,444        $4,364,816
  Investment securities ....................................           313,935           217,990           616,642           438,760
  Federal funds sold and interest bearing
    balances ...............................................            37,173            85,010            61,994           118,888
                                                                    ----------        ----------        ----------        ----------
     Total interest  income ................................         2,323,439         2,495,248         4,718,080         4,922,464
                                                                    ----------        ----------        ----------        ----------

Interest Expense
  Deposits .................................................           826,639           965,880         1,750,874         1,845,883
  Borrowings ...............................................           136,825            80,919           281,261           169,513
                                                                    ----------        ----------        ----------        ----------
     Total interest expense ................................           963,464         1,046,799         2,032,135         2,015,396
                                                                    ----------        ----------        ----------        ----------

Net Interest Income ........................................         1,359,975         1,448,449         2,685,945         2,907,068
Provision for Loan Losses ..................................           120,000            53,026           240,000           113,026
                                                                    ----------        ----------        ----------        ----------

     Net interest income after provision for
       loan losses .........................................         1,239,975         1,395,423         2,445,945         2,794,042
                                                                    ----------        ----------        ----------        ----------

Noninterest Income
  Service charges on deposit accounts ......................           145,598           130,003           287,544           248,877
  Mortgage loan origination fees ...........................            99,817           161,953           172,630           281,255
  Other ....................................................            29,258            20,193            59,193            49,281
                                                                    ----------        ----------        ----------        ----------
     Total noninterest income ..............................           274,673           312,149           519,367           579,413
                                                                    ----------        ----------        ----------        ----------

Noninterest Expense
  Salaries and employee benefits ...........................           608,713           608,206         1,268,523         1,217,353
  Premises and equipment ...................................           146,557           131,097           299,839           263,280
  Data processing ..........................................            64,567            56,921           114,438           111,771
  Professional and regulatory fees .........................            73,050           100,204           147,811           166,211
  Supplies .................................................            20,477            23,598            41,219            45,982
  Advertising ..............................................            19,138            20,666            35,630            36,542
  Other ....................................................           150,294           139,741           300,655           258,501
                                                                    ----------        ----------        ----------        ----------
     Total noninterest expense .............................         1,082,796         1,080,433         2,208,115         2,099,640
                                                                    ----------        ----------        ----------        ----------
     Net income before taxes ...............................           431,852           627,139           757,197         1,273,815
Provision for income taxes .................................           148,650           215,168           254,101           426,541
                                                                    ----------        ----------        ----------        ----------
     Net income ............................................        $  283,202        $  411,971        $  503,096        $  847,274
                                                                    ==========        ==========        ==========        ==========

Earnings Per Share
  Basic ....................................................        $      .14        $      .21        $      .25        $       43
  Diluted ..................................................        $      .14        $      .20        $      .25        $      .42
Weighted Average Shares Outstanding
  Basic ....................................................         1,991,565         1,965,361         1,988,197         1,962,698
  Diluted ..................................................         2,030,032         2,027,145         2,028,671         2,018,408

The accompanying notes are an integral part of these consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                 For the six months ended June 30, 2008 and 2007

                                   (Unaudited)

                                                                                                         Accumulated
                                                                 Common stock                               other         Total
                                                                 ------------             Retained      comprehensive  shareholders'
                                                             Shares        Amount         earnings          loss          equity
                                                             ------        ------         --------          ----          ------

Balance, December 31, 2006 ...........................      1,777,313   $ 15,972,666   $  1,499,803    $     66,258    $ 17,538,727
Net income ...........................................              -              -                                        847,274
Other comprehensive income, net of income taxes
Unrealized loss on investment securities, net ........              -              -                       (189,176)       (189,176)
                                                                                                                       ------------
Comprehensive income .................................              -              -                                        658,098
Stock based compensation .............................              -         19,739                                         19,739
Options exercised ....................................          9,491         70,600                                         70,600
Stock dividend (10%), net of cash in
   lieu of fractional shares .........................        178,557      1,932,875     (1,935,106)              -          (2,231)
                                                            ---------   ------------   ------------    ------------    ------------

Balance, June 30, 2007 ...............................      1,965,361   $ 17,995,880   $    411,971    $   (122,918)   $ 18,284,933
                                                            =========   ============   ============    ============    ============


Balance, December 31, 2007 ...........................      1,983,169   $ 18,185,328   $  1,177,450    $    218,052    $ 19,580,830
Net income ...........................................              -              -        503,096               -         503,096
Other comprehensive income, net of income taxes
Unrealized loss on investment securities, net ........              -              -              -        (159,539)       (159,539)
                                                                                                                       ------------
Comprehensive income .................................                                                                      343,557
Cumulative effect of accounting change ...............              -              -        (39,389)                        (39,389)
Stock based compensation .............................              -         28,086              -               -          28,086
Options exercised ....................................          8,396         81,833              -               -          81,833
Dividend paid ........................................              -              -       (597,471)              -        (597,471)
                                                            ---------   ------------   ------------    ------------    ------------

Balance, June 30, 2008 ...............................      1,991,565   $ 18,295,247   $  1,043,686    $     58,513    $ 19,397,446
                                                            =========   ============   ============    ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                         For the six months ended
                                                                                                                  June 30,
                                                                                                                  --------
                                                                                                         2008                 2007
                                                                                                         ----                 ----

Operating Activities
     Net income ................................................................................     $    503,096      $    847,274
     Adjustments to reconcile net income to net cash provided by operating activities
        Depreciation and amortization ..........................................................          150,595           132,228
        Provision for loan losses ..............................................................          240,000           113,026
        Non-cash option expense ................................................................           28,086            19,739
     Gain on sale of property and equipment ....................................................             (481)                -
     Gain on sale of property acquired in foreclosure ..........................................           (5,142)                -
     Changes in operating assets and liabilities
        Change in interest receivable ..........................................................          104,181          (141,012)
        Change in other assets .................................................................          (34,370)          (26,372)
        Change in other liabilities ............................................................          (77,206)          (54,003)
                                                                                                     ------------      ------------

           Net cash provided by operating activities ...........................................          908,759           890,880
                                                                                                     ------------      ------------

Investing Activities
     Proceeds from maturities and principal repayments of available for sale securities ........          992,237         2,073,003
     Purchase of FHLB and Federal Reserve stock ................................................          (79,150)           (2,900)
     Purchase of investment securities available for sale ......................................       (6,085,514)       (1,998,800)
     Purchase of property and equipment ........................................................          (22,763)       (1,001,943)
     Proceeds from sale of property and equipment ..............................................            7,495                 -
     Proceeds from sale of property acquired in foreclosure ....................................           51,187                 -
     Net increase in loans to customers ........................................................       (4,430,375)       (4,837,587)
                                                                                                     ------------      ------------

           Net cash used for investing activities ..............................................       (9,566,883)       (5,768,227)
                                                                                                     ------------      ------------

Financing Activities
     Net increase in demand, savings and time deposits .........................................        5,046,029         9,392,942
     Net increase (decrease) in customer repurchase agreements .................................         (576,059)           30,325
     Repayment of FHLB advances ................................................................         (375,417)          (75,416)
     Borrowings from FHLB ......................................................................        2,300,000                 -
     Increase in broker repurchase agreements ..................................................        5,000,000                 -
     Dividends paid ............................................................................         (597,471)                -
     Cash paid in lieu of fractional shares for stock dividend .................................                -            (2,231)
     Proceeds from exercise of stock options ...................................................           81,833            70,600
                                                                                                     ------------      ------------

           Net cash provided by financing activities ...........................................       10,878,915         9,416,220
                                                                                                     ------------      ------------

           Net increase in cash and cash equivalents ...........................................        2,220,791         4,538,873

Cash and Cash Equivalents, Beginning of Period .................................................        5,233,777         5,911,623
                                                                                                     ------------      ------------

Cash and Cash Equivalents, End of Period .......................................................     $  7,454,568      $ 10,450,496
                                                                                                     ============      ============

Supplemental Information
    Cash paid for interest .....................................................................     $  2,044,959      $  1,827,201
    Cash paid for income taxes .................................................................     $    128,048      $    459,419


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

Earnings per Share
Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" requires that the Company present basic and diluted net income per common share. The assumed conversion of stock options creates the difference between basic and diluted net income per share. Income per share is calculated by dividing net income by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares outstanding for basic net income per common share for the three month period ended June 30, 2008 was 1,991,565 shares. The weighted average number of common shares outstanding for diluted net income per share for the quarter ended June 30, 2008 was 2,030,032 shares. The weighted average number of common shares outstanding for basic net income per common share for the six month period ended June 30, 2008 was 1,988,197 shares. The weighted average number of common shares outstanding for diluted net income per share for the six months ended June 30, 2008 was 2,028,671 shares. There were 35,280 outstanding options that were anti-dilutive as of June 30, 2008.

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

The fair value of an option is estimated on the date of grant using the Black-Scholes option pricing model. The risk free interest rate used in the calculation was 3.91% for the 2008 grant and 4.68% for the 2007 grant (equal to the U.S. Treasury 10 year constant maturity on the date of grant) and the assumed dividend rate was zero in each case. The expected option life in each case was 10 years. Volatility was estimated at 27.5% for the 2008 options and 11.7% for the 2007 options based on a review of stock trades known to management or quoted on the over-the-counter bulletin board during the preceding period.

Management is aware of only limited trades, which may not represent market value as the stock is not traded on an exchange, though it is quoted on the Over-the-Counter Bulletin Board. For the three months ended June 30, 2008, the Company expensed $4,913 related to options granted in 2008, net of forfeitures, $5,026 related to options granted in 2007, and $3,692, related to the options granted in 2006. The expense is included in Salaries and employee benefits in the accompanying consolidated statements of income.

Prior to adopting the provisions of SFAS No. 123(R) the Company accounted for stock option awards under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. These awards are fully vested, and no compensation expense has been recognized related to these option awards. Options were granted under the 2003 Plan in 2004 and 2005, and have been adjusted to reflect the stock dividends declared since the grant date. As of June 30, 2008, there are 36,884 of these options outstanding under the 2003 Plan, exercisable at a weighted average exercise price of $9.13 per share.

The Company awarded options to its Organizers in 1999 (the "Organizers' Options"). Each of the organizing directors was awarded options to purchase 4,000 shares of the Company's common stock at $10.00 per share. The options expire 10 years from the date of grant. Since 1999, 12,000 of the original options have been exercised (20,614 after stock dividends) and 4,000 have been forfeited. As of June 30, 2008, after the effect of stock dividends and exercises, there are 42,514 Organizers' Options outstanding. Each option is exercisable at a price of $5.64. These options vested in 2002 and were accounted for under the provisions of APB No. 25.

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

Concentrations of credit risk
The Bank makes loans to individuals and small businesses located primarily in upstate South Carolina for various personal and commercial purposes. The Bank has a diversified loan portfolio and borrowers' ability to repay loans is not dependent upon any specific economic sector. The Bank monitors the portfolio for concentrations of credit on a quarterly basis using North American Industry Codes ("NAIC"). The Bank has loans in two NAIC categories that each represents more than 10% of the portfolio. The NAIC concentrations are 37.1% in Residential Building Construction and 13.8% in Real Estate and Rental and Leasing. The portfolio also has loans representing 21other NAIC categories. The Bank does not make long term (more than 15 years) mortgage loans to be held in its portfolio, does not offer loans with negative amortization features or long-term interest only features, or loans with loan to collateral value ratios in excess of 100%. The Bank does offer loan products with features that can increase credit risk during periods of declining economic conditions such as adjustable rate loans, short-term interest-only loans, and loans with amortization periods that differ from the maturity date (i.e., balloon payment loans). However, the Bank evaluates each customer's creditworthiness based on the customer's individual circumstances, and current and expected economic conditions, and underwrites and monitors each loan for associated risks. Loans made with exceptions to internal loan guidelines and those with loan-to-value ratios in excess of regulatory loan-to-value guidelines are monitored and reported to the Board of Directors on a monthly basis. The regulatory loan-to-value guidelines permit exceptions to the guidelines up to a maximum of 30% of total capital for commercial loans and exceptions for all types of real estate loans up to a maximum of 100% of total capital. As of June 30, 2008, the Bank has $294,765 of loans which exceed the regulatory loan to value guidelines. This amount is within the maximum allowable exceptions to the guidelines.

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

         Level 1
         Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as U.S. Treasuries and money market funds.

         Level 2
         Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt with quoted prices that are traded less frequently than exchange-traded instruments, mortgage-backed securities, municipal bonds, corporate debt securities, and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain derivative contracts and impaired loans.

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


          CAUTIONARY NOTICE WITH RESPECT TO FORWARD LOOKING STATEMENTS

Statements included in this report which are not historical in nature are intended to be, and are hereby identified as "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "estimate", "project", "intend", "expect", "believe", "anticipate", "plan", "may", "will", "should", "could", "would", "assume", "indicate", "contemplate", "seek", "target", "outlook", "potential", and similar expressions identify forward-looking statements. The Company cautions readers that forward looking statements including without limitation, those relating to the Company's new offices, future business prospects, revenues, working capital, adequacy of the allowance for loan losses, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ from those indicated in the forward looking statements, due to several important factors identified in this report, among others, and other risks and factors identified from time to time in the Company's other reports filed with the Securities and Exchange Commission.

These  forward-looking   statements  are  based  on  our  current  expectations,
estimates and projections about our industry, management's beliefs, and assumptions made by management. Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies, and objectives concerning the Company's future financial and operating performance. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict, particularly in light of the fact that the Company is a relatively new company with limited operating history. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements. The risks and uncertainties include, but are not limited to:

     o    the Company's growth and ability to maintain growth;
     o    governmental monetary and fiscal policies,
     o    legislative and regulatory changes;
     o the effect of interest rate changes on our level, cost and composition of deposits, loan demand and the value of our loan collateral, securities and interest sensitive assets and liabilities;
     o the indirect effects on demand for the Company's mortgage loan products arising from effects on the overall market of the subprime mortgage loan situation;
     o the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services, as well as competitors that offer banking products and services by mail, telephone, computer, and/or the Internet;
     o    credit risks;
     o    failure of our customers to repay loans;
     o failure of assumptions underlying the establishment of the allowance for loan losses, including the value of collateral securing loans;
     o    misperceptions by depositors about the safety of their deposits;
     o the risks of opening new offices, including, without limitation, the related costs and time of building customer relationships and integrating operations, and the risk of failure to achieve expected gains, revenue growth and/or expense savings;
     o    changes in accounting policies, rules, and practices;
     o    cost and difficulty of implementing changes in technology or products;
          and
     o loss of consumer confidence and economic disruptions resulting from terrorist activities.

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

Effect of Economic Trends
Since September 15, 2007, the Federal Reserve has decreased its target short-term interest rates significantly. These decreases have been in response to turmoil in the overall economy, the market for mortgages, and the housing industry in the United States. As a result of the decreases in interest rates by the Federal Reserve, interest rates applicable to many of the Bank's loans, which are tied to the prime rate, have also decreased quickly in a short period of time. However, due to competitive pressures for funds, interest rates on the Bank's interest bearing liabilities have not decreased as quickly, tightening the Bank's net interest margin. In addition, the turmoil in the national mortgage market has impacted our ability to broker mortgage loans for our customers. Many third party lenders have changed their programs frequently, discontinued programs, and tightened credit standards. The result has been a decrease in income earned from mortgage brokerage fees in the first half of 2008 as compared with the first half of 2007. Both of these trends have negatively impacted the Company's profitability in the first half of 2008.

The current outlook for the national economy in the United States is uncertain. Management expects that unfavorable economic conditions will persist through the remainder of 2008 and into 2009. We will continue to monitor both the local and national economic conditions in an effort to minimize any negative impact on the Company.

Results of Operations
Results of Operations for the Three Months Ended June 30, 2008 and 2007

Summary
The Company earned $283,202 during the second quarter of 2008 or $.14 per basic and diluted share. The Company earned $411,971 during the second quarter of 2007 or $.21 per basic and $.20 per diluted share. The decrease in net income is related to a decrease in the net interest margin, an increase in the provision for loan losses, and a decrease in mortgage loan origination fees. The decrease in the net interest margin is due to changes in market interest rates as described above. The decrease in mortgage loan origination fees is also related to trends in the national market for mortgage loan products. The increase in the provision for loan losses is a result of an increase in potential problem loans.

Net Interest Income
Net interest income is the primary driver of net income for the Company. Net interest income is equal to the difference between interest income earned on the Company's interest earning assets and the interest paid on its interest bearing liabilities. Throughout 2008, we have experienced pressure on our interest rate margin as a result of market conditions. The Bank's balance sheet is sensitive to changes in market interest rates because approximately 53% of the Bank's loans are tied to the Prime Rate, which responds immediately to changes in market interest rates. Many of the Bank's interest-bearing liabilities are also short-term in nature. However, even when those rates can be changed, liquidity needs of other institutions may put pressure on the Bank to keep deposit account interest rates high in order to retain deposits. As a result of changes in market interest rates by the Federal Open Market Committee of the Federal Reserve from September 2007 thought April of 2008, earning rates on over half of the Bank's loan portfolio adjusted downward. While the average balance of loans outstanding grew $9.7 million during the second quarter of 2008 as compared to 2007, decreases in rates earned on the portfolio had a greater impact on interest income than the increases in volume. Average rates earned decreased 147 basis points in the second quarter of 2008 in comparison to 2007. In contrast, average rates paid on interest bearing liabilities decreased only 88 basis points year over year.

The table below illustrates the average balances of interest earning assets and interest bearing liabilities and the resulting annualized yields and costs for the three month periods ended June 30, 2008 and 2007.

                                                              June 30, 2008                             June 30, 2007
                                                              -------------                             -------------
                                                  Average                      Average      Average                        Average
                                                  Balance       Interest     Yield/ Cost    Balance        Interest      Yield/ Cost
                                                  -------       --------     -----------    -------        --------      -----------
Investments ...............................   $  24,336,773  $   313,935         5.17%   $ 16,821,947    $   217,990        5.20%
Federal Funds Sold ........................       7,366,872       37,173         2.02%      6,560,072         85,010        5.20%
Loans .....................................     112,430,243    1,972,331         7.04%    102,707,033      2,192,248        8.56%
                                              -------------  -----------                 ------------    -----------
   Total interest earning assets ..........     144,133,888    2,323,439         6.47%    126,089,052      2,495,248        7.94%
                                              =============  -----------                 ============    -----------

Interest bearing transaction accounts .....      14,088,428       34,261          .98%     14,138,528         40,500        1.15%
Savings and money market ..................      12,587,551       48,436         1.54%     10,354,212         53,512        2.07%
Time deposits .............................      79,707,204      743,941         3.74%     71,970,645        871,868        4.86%
                                              -------------  -----------                 ------------    -----------
   Total interest bearing deposits ........     106,383,183      826,638         3.12%     96,463,385        965,880        4.02%
                                              -------------
Customer repurchase agreements and
    Federal Funds purchased ...............       5,228,625       43,667         3.35%      4,939,023         54,026        4.39%
Borrowings from FHLB Atlanta ..............       5,488,946       49,609         3.63%      2,640,144         26,893        4.09%
Broker repurchase agreements ..............       5,000,000       43,550         3.49%              -              -        0.00%
                                              -------------  -----------                 ------------    -----------
   Total interest bearing liabilities .....   $ 122,100,754      963,464         3.16%   $104,042,552      1,046,799        4.04%
                                              =============  -----------                 ============    -----------

Net interest income .......................                  $ 1,359,975                                 $ 1,448,449
                                                             ===========                                 ===========
Interest rate spread ......................                                      3.31%                                      3.90%
Interest margin ...........................                                      3.78%                                      4.61%

The Bank, which accounts for all of the Company's sensitivity to changes in interest rates, measures interest sensitivity using various measures. Using a static GAP measurement, which compares the amount of interest sensitive assets repricing within a one year time period as compared to the amount of interest sensitive liabilities repricing within the same time frame, the Bank's sensitivity to changes in interest rates can be analyzed. This method does not take into account loan prepayments and other non-contractual changes in balances and the applicable interest rates, but it does give some information as to possible changes in net interest income that could be expected simply as a result of changes in interest rates. As of June 30, 2008, the Bank's cumulative Gap ratio was .92 through 12 months. This indicates a slightly liability-sensitive position as of June 30, 2008. Based on a static GAP measurement, in a period of rising interest rates, asset-sensitive balance sheets would be normally expected to experience a widening of the net interest margin, while liability-sensitive balance sheets would normally be expected to experience pressure on the net interest margin. In a period of decreasing interest rates, liability-sensitive balance sheets would normally be expected to experience a widening of the net interest margin and asset-sensitive balance sheets would normally be expected to experience the opposite effect. Various market factors can, however, affect the net interest margin and cause it to react differently to changes in interest rates than would normally be expected under the static GAP model. For example, although the Bank has the contractual right to decrease rates on its liabilities as the Federal Reserve lowers rates, in the past few months, the Bank has experienced increased difficulty in lowering rates on its liabilities because it has been competing for funds with much larger entities that have been facing liquidity needs. This competition for funds has resulted in an increase in rates by many of the sources the Bank ordinarily uses for funding. This illustrates the difficulty in predicting changes in interest income using various analytical tools such as the static GAP measurement.

Provision for loan losses
For the quarter ended June 30, 2008, the Company expensed $120,000 to the provision for loan losses. The Bank increased its provision in 2008 over 2007 levels in response to an increase in potential problem loans. During the quarter charge-offs totaled $42,500 while recoveries totaled $275,100. Recoveries made during the quarter related to two loans to the same borrower and were charged-off in 2006. Management has sought to provide the amount estimated to be necessary to maintain an allowance for loan losses that is adequate to cover the level of loss that management believed to be inherent in the portfolio as a whole, taking into account the Company's experience, economic conditions and information about borrowers available at the time of the analysis. See "Balance Sheet Review- Loans" for additional information on the Company's loan portfolio and allowance for loan losses.

Noninterest income
The primary drivers of noninterest income for the Company and the Bank are service charges on deposit accounts and mortgage loan origination fees. For the three months ended June 30, 2008 the Company earned $145,598 in service charges on deposit accounts compared to $130,003 for the same period in 2007. This increase is attributable to an increase in the number of accounts and the number of services used by our customers. Mortgage loan origination fees have decreased by $62,136 or 38.3% since the second quarter of 2007. The decrease is directly related to turmoil in the national market for mortgages as third party lenders have changed programs and tightened credit standards, notwithstanding any reductions in interest rates.

Noninterest expense
Noninterest expense totaled $1.1 million for the three months ended June 30, 2008 and 2007. Salaries and employee benefits increased very slightly in 2008 compared to 2007. Premises and equipment increased 11.8% as a result of the addition of our operations center, which opened in August 2007. This facility allowed us to move our back office and mortgage operations out of our main office building and utilize the available space in the main office for additional customer service personnel. Professional and regulatory fees decreased 27.1% primarily as a result of a decrease in legal fees associated with the implementation of changes in the proxy rules and professional recruiting fees included in the 2007 figures. Other expense increased $10,553 or 7.6% in 2008 over 2007 levels. Other expense in 2008 includes approximately $8,000 of costs associated with the acquisition of properties in foreclosure.



Results of Operations for the Six Months Ended June 30, 2008 and 2007

Summary
The Company's net income for the six months ended June 30, 2008 was $503,096 or $.25 per basic and diluted share compared to $847,274 or $.43 per basic and $.42 per diluted share for the six months ended June 30, 2007. The decrease in net income is due to changes in interest rates and the mortgage brokerage business and an increase in the provision for loan losses.

Net Interest Income
Net interest income was $2.7 million for the six months ended June 30, 2008 compared to $2.9 million for the six months ended June 30, 2007. The decrease was the result of previously mentioned changes in the Bank's net interest margin. The Bank's interest earning assets increased $16.7 million, but decreases in rates earned on those assets had a greater impact on net interest income than the increases in volume. The average rate earned for the six months ended June 30, 2008 was 6.79% compared to 8.04% for the six months ended June 30, 2008. Rates paid on interest bearing liabilities did not decrease by the same margin, dropping only 56 basis points to 3.43% from 3.99%.

The table below illustrates the average balances of interest earning assets and interest bearing liabilities and the resulting annualized yields and costs for the six month periods ended June 30, 2008 and 2007.

                                                              June 30, 2008                                June 30, 2007
                                                              -------------                                -------------
                                                   Average       Interest      Average          Average       Interest      Average
                                                   Balance        Earned      Yield/Cost        Balance        Earned     Yield/Cost
                                                   -------        ------      ----------        -------        ------     ----------
Investments .................................    $  23,746,240  $   616,642     5.24%         $  17,042,460  $   438,760     5.19%
Federal Funds Sold ..........................        5,361,147       61,994     2.33%             4,615,229      118,888     5.19%
Loans .......................................      111,099,449    4,039,444     7.33%           101,836,534    4,364,816     8.64%
                                                 -------------  -----------                   -------------  -----------
   Total interest earning assets ............      140,206,836    4,718,080     6.79%           123,494,223    4,922,464     8.04%
                                                 -------------  -----------                   -------------  -----------

Interest bearing transaction accounts .......       13,728,006       71,192     1.05%            14,282,261       80,589     1.14%
Savings and money market accounts ...........       11,727,528      102,133     1.76%             9,889,991       96,667     1.97%
Time deposits ...............................       78,364,879    1,577,549     4.06%            69,816,249    1,668,627     4.82%
                                                 -------------  -----------                   -------------  -----------

   Total interest bearing deposits ..........      103,820,413    1,750,874     3.40%            93,988,501    1,845,883     3.96%
Customer repurchase agreements ..............        5,528,022      101,355     3.70%             5,201,614      115,579     4.48%
Advances from FHLB ..........................        5,346,419       98,185     3.70%             2,659,245       53,934     4.09%
Broker repurchase agreements ................        4,670,330       81,721     3.53%                     -            -        -%
                                                 -------------  -----------                   -------------  -----------
   Total interest bearing liabilities .......    $ 119,365,184    2,032,135     3.43%         $ 101,849,360    2,015,396     3.99%
                                                 =============  -----------                   =============  -----------

Net interest income .........................                   $ 2,685,945                                  $ 2,907,068
Interest rate spread ........................                                   3.36%                                        4.05%
Interest margin .............................                                   3.86%                                        4.75%

Provision for loan losses
The amount of the Company's provision for loan losses for the six months ended June 30, 2008 was $240,000 compared to $113,026 for the six months ended June 30, 2007. In the first six months of 2008 the Bank increased the provision for loan losses for certain loans which were determined to be potential problem loans. In each period, management has sought to provide the amount estimated to be necessary to maintain an allowance for loan losses that is adequate to cover the level of loss that management believed to be inherent in the portfolio as a whole, taking into account the Company's experience, economic conditions and information about borrowers available at the time of the analysis. Charge-offs totaled $226,493 for the first six months of 2008 compared to $12,069 for the first half of 2007. Recoveries totaled $275,599 in 2008. The majority of recoveries made during 2008 related to two loans to the same borrower charged-off in 2006. See "Balance Sheet Review- Loans" for additional information on the Company's loan portfolio and allowance for loan losses.

Noninterest income
Noninterest income for the six months ended June 30, 2008 was $519,367 compared to $579,413 for the six months ended June 30, 2007. Service charges on deposit accounts increased due to the opening of new accounts and additional services utilized by customers. The increase in service charges on deposit accounts was offset by a decline in mortgage loan origination fees. Mortgage origination fees decreased to $172,630 in 2008 from $281,255 for the first six months of 2007 for the same reasons as discussed above for the three month periods.

Noninterest expense
Total noninterest expense for the six months ended June 30, 2008 was $2.2 million versus $2.1 million for the six months ended June 30, 2007. Salaries increased $51,170 or 4.2% in 2008 over 2007 levels. The increase reflects annual salary increases and increases in the cost of providing benefits, including stock option expenses, which increased approximately $8,000 in 2008 over 2007 amounts. Premises and equipment expense increases primarily relate to the additional costs associated with the Bank's operations center, which opened in August 2007. Professional and regulatory fees decreased $18,400 or 11.1% primarily due to legal and recruiting fees that were included in the 2007 figure. Other expenses include costs of foreclosure of real estate of approximately $30,000, which contributed heavily to the 16.3% increase in other expense.

Balance Sheet Review

Investments

At June 30, 2008, the Bank held available for sale securities with a fair value $22.9 million (amortized cost of $22.8 million) and other investments with an amortized cost of $895,650. Available for sale securities include government sponsored enterprise bonds, mortgage-backed securities, municipal bonds, and preferred stock issued by the Federal National Mortgage Association ("FNMA"), a government sponsored enterprise. The fair values of the Company's available for sale investments, other than municipal bonds, are measured on a recurring basis using quoted market prices in active markets for identical assets and liabilities ("Level 1 inputs" under SFAS 157). Due to the lower level of trading activity in municipal bonds, the fair market values of these investments are measured based on other inputs such as inputs that are observable or can be corroborated by observable market data for similar assets with substantially the same terms ("Level 2 inputs" under SFAS 157).

Other investments include stock in the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank. These stocks are held at amortized cost because they have no quoted market value and have historically been redeemed at par value.

As of June 30, 2008, investments available for sale had a net unrealized gain of $88,656. However, 14 of our investments were in an unrealized loss position as of June 30, 2008. Of those 14, only one had been in an unrealized loss position for more than 12 months. The amount of the total unrealized loss in the portfolio is $223,627, with $6,750 related to the one security in an unrealized loss position for 12 months or more. The Bank has historically had the intent and ability to hold investments until maturity, and expects to be able to continue to do so. Five of the investments with unrealized losses at June 30, 2008 are issued by FNMA, and the remaining nine are issued by various municipal governments. We do not currently expect that these losses are other than temporary.

Of the five investments issued by FNMA, three are mortgage-backed securities, one is a callable bond, and one is preferred stock. The Bank held $1.0 million of FNMA preferred stock yielding 8.25% and callable in December 2010. Management believes that this stock will most likely be called at that time. The market value at June 30, 2008 was $951,240. Therefore, the accompanying consolidated balance sheet reflects an unrealized loss of $54,613 at June 30, 2008. Management believes that the stock has not been permanently impaired as the stock price has continued to fluctuate since June 30, 2008, and recently, the United States Congress passed legislation designed to provide additional financial stability for FNMA. The long-term impact of the legislation on the market value of the preferred stock is not yet known. Management will continue to monitor the status of this investment and the others in the portfolio.

Loans

The following table summarizes the composition of our loan portfolio.

                                                        June 30, 2008                 December 31, 2007
                                                     ------------------------        ----------------------

                                                                        % of                           % of
                                                        Amount          Loans            Amount        Loans
                                                        ------          -----            ------        -----
Commercial and industrial .....................     $ 19,403,083        17.2%       $  18,753,358      17.3%
Real Estate - construction ....................       48,712,185        43.2           43,332,737      39.9
Real Estate - mortgage
       1-4 family residential .................       18,953,498        16.8           18,947,690      17.4
       Nonfarm, nonresidential ................       21,950,442        19.4           24,248,479      22.3
       Multifamily residential ................        1,584,497         1.4            1,621,110       1.5
Consumer installment ..........................        2,282,464         2.0            1,739,958       1.6
                                                    ------------       -----        -------------     -----
       Total Loans ............................      112,886,169       100.0%         108,643,332     100.0%
                                                                       =====                          =====
        Less allowance for loan losses ........       (1,582,236)                      (1,293,130)
                                                    -------------                   -------------
           Net Loans ..........................     $111,303,933                    $ 107,350,202
                                                    ============                    =============

Activity in the allowance for loan losses for the first six months of 2008 and 2007 is presented below.

                                                                                           Six months ended         Six months ended
                                                                                            June 30, 2008            June 30, 2007
                                                                                            -------------            -------------

Allowance for loan losses, beginning of year .....................................          $   1,293,130            $   1,199,999
Provision for losses .............................................................                240,000                  113,026
Charge-offs ......................................................................               (226,493)                 (12,069)
Recoveries .......................................................................                275,599                        -
                                                                                            -------------            -------------
      Allowance for loan losses, end of period ...................................          $   1,582,236            $   1,300,956
                                                                                            =============            =============

Ratios
     Nonperforming loans to loans at end of period ...............................                    .63%                     .27%
     Net (charge-offs) recoveries to average loans outstanding ...................                    .04%                    (.01%)
     Net (charge-offs) recoveries to loans at end of period ......................                    .04%                    (.01%)
     Allowance for loan losses to average loans ..................................                   1.42%                    1.28%

     Allowance for loan losses to loans at end of period .........................                   1.40%                    1.27%
     Net (charge-offs) recoveries to allowance for loan losses ...................                    3.1%                    (.93%)
     Net (charge-offs) recoveries to provision for loan losses ...................                   20.5%                   (10.7%)


Charge-offs totaled $226,493 for the first six months of 2008 and recoveries totaled $275,599 in 2008. These charge-offs related to a number of different loans, in multiple collateral categories. The majority of recoveries made during 2008 related to two unsecured loans to the same borrower charged-off in 2006.

Loans which management identifies as impaired generally will be nonperforming loans. Nonperforming loans include nonaccrual loans or loans which are 90 days or more delinquent as to principal or interest payments. As of June 30, 2008, the Bank had nonaccrual loans of $712,749, representing three loans and one line of credit. Each of these loans is secured by real estate. These loans are currently being carried at management's best estimate of net realizable value, although no assurance can be given that no further losses will be incurred on these loans until the collateral has been acquired and liquidated. Management's estimates of net realizable, or fair value, are obtained (on a nonrecurring basis) using independent appraisals, less estimated selling costs, which the Company considers to be level 2 inputs as defined by SFAS No. 157.

Management identifies and maintains a list of potential problem loans. These are loans that are not included in nonaccrual status or loans that are past due 90 days or more and still accruing interest. A loan is added to the potential problem list when management becomes aware of information about possible credit problems of borrowers that causes serious doubts as to the ability of such borrowers to comply with the current loan repayment terms. These loans are designated as such in order to be monitored more closely than other credits in the Bank's portfolio. There were loans in the amount of $1.9 million that have been determined by management to be potential problem loans at June 30, 2008.

Deposits

The following table shows the average balance amounts and the average rates we paid on deposits for the quarter ended June 30, 2008 and 2007.

                                                                                    Average Deposits
                                                                                    ----------------
                                                                       Quarter ended                Quarter ended
                                                                      June 30, 2008                 June 30, 2007
                                                                      -------------                 -------------
                                                                    Amount         Rate         Amount          Rate
                                                                    ------         ----         ------          ----
Noninterest bearing demand ..................................    $  11,911,450        -%     $ 11,772,682           -%
Interest bearing transaction accounts .......................       14,088,428      .98%       14,138,528        1.15%
Savings and money market ....................................       12,587,551     1.54%       10,354,212        2.07%
Time deposits ...............................................       79,717,204     3.74%       71,970,645        4.86%
                                                                 -------------               ------------
      Total average deposits ................................    $ 117,606,471               $ 96,463,385
                                                                 =============               ============

Borrowings

The Bank's outstanding borrowings are described in the following table. The amounts listed as broker repurchase agreements are collateralized borrowings from other institutions. Retail repurchase agreements with the Bank's customers are not included in the table below.

              Borrowings at or for the quarter ended June 30, 2008

                                                                       Maximum                            Weighted
                                                         Period-      Month-end                           Average
                                         Ending Balance  End Rate      Balance         Average Balance    Rate Paid
                                         --------------  --------      -------         ---------------    ---------
Federal Home Loan Bank advances ......    $ 5,469,421     3.61%       $ 5,494,560       $ 5,488,946         3.63%
Broker repurchase agreements .........    $ 5,000,000     3.48%       $ 5,000,000       $ 5,000,000         3.49%

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of liabilities. The Company manages both assets and liabilities to achieve appropriate levels of liquidity. Cash and short-term investments are the Company's primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. The investment portfolio is the Company's principal source of secondary asset liquidity. However, the availability of this source of funds is influenced by market conditions. Individual and commercial deposits and borrowings are the Company's primary source of funding for credit activities. The Company has lines of credit with unrelated banks and with the FHLB of Atlanta. The bank lines total $6.8 million and are available on a one to fourteen day basis for general corporate purposes of the Bank. The FHLB line is based on the availability of eligible collateral, with a maximum borrowing capacity of 10% of Bank assets. The Bank currently has $5.5 million borrowed under the FHLB line. Approximately $9.7 million is available under the FHLB line, assuming adequate collateral is available for pledging. Management believes that the Company's liquidity sources are adequate to meet its operating needs.

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

At June 30, 2008, the Bank had issued commitments to extend credit of $24.4 million through various types of lending arrangements and overdraft protection arrangements. Of that amount, approximately $16.3 million was undisbursed amounts of closed-end loans, $1.2 million was related to unused overdraft protection, and approximately $6.9 million was related to lines of credit. The Bank also had standby letters of credit outstanding of approximately $1.2 million at June 30, 2008. An immaterial amount of fees were collected related to these commitments and letters of credit during the quarter and six months ended June 30 2008. Historically many of these commitments and letters of credit expire unused, and the total amount committed as of June 30, 2008 is not necessarily expected to be funded.

The Bank offers an automatic overdraft protection product to checking account customers. Each qualified account with the automatic overdraft protection feature can have up to $500 of paid overdrafts. Unused overdraft protection was $1.3 million as of June 30, 2008, the majority of which is not expected to be utilized. As of June 30, 2008, accounts in overdraft status totaled $33,484.

Capital Resources

The capital base for the Company decreased by approximately $183,400 for the first six months of 2008, due to net income and stock option activity, net of decreases in accumulated other comprehensive income, the cumulative effect of an accounting change for split dollar life insurance plan agreements, and cash dividends. Stock option activity includes the impact of both stock options exercised and stock-based compensation on unexercised options. The Company's equity to asset ratio was 12.8% as of June 30, 2008 and 13.9% as of December 31, 2007. The Company expects to continue to leverage its capital as the Bank grows.

The following table details return on average assets (net income divided by average total assets, annualized if necessary), return on average equity (net income divided by average total equity, annualized if necessary) and the ratio of average equity to average assets as of and for the six months June 30, 2008 and as of and for the year ended December 31, 2007. Return on Assets and Return on Equity for the first half of 2008 have decreased significantly compared to Return on Assets and Return on Equity for the year ended December 31, 2007 due to pressure on our net interest margin and the effect of an increased provision for loan losses. See "Results of Operations" for more information. On April 8, 2008 our Board of Directors declared the Company's first cash dividend of $.30 per share payable to shareholders of record on May 13, 2008. The dividend was paid May 23, 2008.

                                                                         Six- month period
                                                                               ended                  Year ended
                                                                           June 30, 2008           December 31, 2007
                                                                           -------------           -----------------
                                                                           (annualized)
Return on average assets ..........................................             .68%                    1.18%
Return on average equity ..........................................            5.14%                    8.73%
Ratio of average equity to average assets .........................           13.17%                   13.56%
Dividend payout ratio .............................................              59%                       -%

The FDIC has established guidelines for capital requirements for banks. As of June 30, 2008, the Bank is considered well capitalized based on the capital levels that are required to be maintained according to FDIC guidelines as shown in the following table.

Capital Ratios                                                                                     Adequately
                                                                      Well Capitalized            Capitalized
                                                 Actual                  Requirement              Requirement
                                                 ------                  -----------              -----------
                                          Amount       Ratio        Amount         Ratio      Amount         Ratio
                                          ------       -----        ------         -----      ------         -----
Total capital to risk weighted assets    $ 20,481      16.22%      $ 12,630        10.0%    $ 10,104          8.0%
Tier 1 capital to risk weighted assets   $ 18,898      14.96%      $  7,578         6.0%    $  5,052          4.0%
Tier 1 capital to average assets         $ 18,898      12.24%      $  7,720         5.0%    $  6,176          4.0%

The Federal Reserve has also established guidelines for capital requirements for bank holding companies that are similar to the FDIC's guidelines for banks. At June 30, 2008, the Company exceeded all of the minimum requirements of the Federal Reserve guidelines.

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


ITEM 4T. Controls and Procedures.

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

Part II - Other Information

ITEM 4. Submission of Matters to a Vote of Security Holders
         The Company held its annual meeting of shareholders on May 13, 2008. At that meeting four directors were elected to serve three year terms. The voting results were as follows:

     Name                        For         Withhold       Broker Non-votes
     ----                        ---         --------       ----------------
Jennifer M. Champagne        1,303,717         6,178               -
Susan S. Jolly               1,303,717         6,178               -
J. Bruce Gaston              1,304,382         5,513               -
S. Ervin Hendricks           1,304,382         5,513               -


         The following directors' terms of office continued after the annual meeting: Joe E. Hooper (2009), Robert R. Spearman (2009), John M. Warren, Jr.
(2009),  George I. Wike, Jr. (2009), J. Rodger Anthony (2010),  Walter L. Brooks
(2010), and T. Edward Childress, III (2010).

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


                   Cornerstone Bancorp
                      (Registrant)


By: s/J. Rodger Anthony                                   Date: August 8, 2008
    -------------------------------------------------
       J. Rodger Anthony
       Chief Executive Officer



By: s/Jennifer M. Champagne                               Date: August 8, 2008
    -------------------------------------------------
       Jennifer M. Champagne
       Senior Vice President and Chief Financial Officer
       (Principal Financial Officer)