Form 10-Q
period 2008-09-30
CORNERSTONE BANCORP/SC
filed 2008-11-12
CIK 1087455

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For The Quarterly Period Ended September 30, 2008

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
      For The Transition Period From _______________ To _________________.

                        Commission File Number 000-51950


                               CORNERSTONE BANCORP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           South Carolina                                 57-1077978
           --------------                                 ----------
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ ]  Yes    [X]  No


         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

 Common Stock - No Par Value, 1,991,565 shares outstanding on November 1, 2008

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                       CORNERSTONE BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                                     September 30,      December 31,
                                                                                                         2008               2007
                                                                                                         ----               ----
Assets                                                                                               (Unaudited)

Cash and due from banks .......................................................................     $   6,345,743      $   4,266,777
Federal funds sold ............................................................................           545,000            967,000
                                                                                                    -------------      -------------
       Cash and cash equivalents ..............................................................         6,890,743          5,233,777

Investment securities
   Available-for-sale .........................................................................        19,713,894         18,054,409
   Other investments ..........................................................................         1,027,250            816,500

Loans, net ....................................................................................       116,368,373        107,350,202
Property and equipment, net ...................................................................         5,611,376          5,808,568
Cash surrender value of life insurance policies ...............................................         1,750,744          1,697,429
Other real estate owned .......................................................................           650,720             69,000
Other assets ..................................................................................         1,759,938          1,468,187
                                                                                                    -------------      -------------
              Total assets ....................................................................     $ 153,773,038      $ 140,498,072
                                                                                                    =============      =============


Liabilities And Shareholders' Equity

Liabilities
   Deposits
     Noninterest bearing ......................................................................     $  11,297,833      $  13,645,852
     Interest bearing .........................................................................       105,096,701         97,288,616
                                                                                                    -------------      -------------
     Total deposits ...........................................................................       116,394,534        110,934,468
   Customer repurchase agreements .............................................................         4,650,324          5,802,935
   Borrowings from Federal Home Loan Bank of Atlanta ..........................................         8,431,713          3,544,838
   Broker repurchase agreements ...............................................................         5,000,000                  -
   Other liabilities ..........................................................................           368,225            635,001
                                                                                                    -------------      -------------

     Total liabilities ........................................................................       134,844,796        120,917,242

Commitments and contingencies

Shareholders' equity
   Preferred stock, 10,000 shares authorized, no shares issued ................................                 -                  -
   Common stock, no par value, 20,000,000 shares authorized, 1,991,565 and 1,983,169
       shares issued at September 30, 2008 and December 31, 2007, respectively ................        18,308,878         18,185,328
   Retained earnings ..........................................................................           638,212          1,177,450
   Accumulated other comprehensive income (loss) ..............................................           (18,848)           218,052
                                                                                                    -------------      -------------

     Total shareholders' equity ...............................................................        18,928,242         19,580,830
                                                                                                    -------------      -------------

     Total liabilities and shareholders' equity ...............................................     $ 153,773,038      $ 140,498,072
                                                                                                    =============      =============

     The accompanying notes are an integral part of these consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                   For the three months ended             For the nine months ended
                                                                         September 30,                          September 30,
                                                                         --------------                         -------------
                                                                     2008               2007               2008                 2007
                                                                     ----               ----               ----                 ----
Interest and Dividend Income
  Interest and fees on loans .............................       $ 1,957,863        $ 2,232,096       $ 5,997,307        $ 6,596,912
  Investment securities ..................................           293,738            258,234           910,380            696,994
  Federal funds sold and interest bearing
  balances ...............................................            20,420             73,630            82,414            192,518
                                                                 -----------        -----------       -----------        -----------
     Total interest  income ..............................         2,272,021          2,563,960         6,990,101          7,486,424
                                                                 -----------        -----------       -----------        -----------

Interest Expense
  Deposits ...............................................           748,011          1,021,001         2,498,885          2,866,884
  Borrowings .............................................           145,296             84,793           426,557            254,306
                                                                 -----------        -----------       -----------        -----------
     Total interest expense ..............................           893,307          1,105,794         2,925,442          3,121,190
                                                                 -----------        -----------       -----------        -----------

Net Interest Income ......................................         1,378,714          1,458,166         4,064,659          4,365,234
Provision for Loan Losses ................................           220,000             23,610           460,000            136,636
                                                                 -----------        -----------       -----------        -----------

     Net interest income after provision for
     loan losses .........................................         1,158,714          1,434,556         3,604,659          4,228,598
                                                                 -----------        -----------       -----------        -----------

Noninterest Income
  Service charges on deposit accounts ....................           152,043            143,586           439,587            392,463
  Mortgage loan origination fees .........................            53,408             95,576           226,038            376,831
  Other than temporary impairment loss
       on investment securities available
       for sale ..........................................          (918,264)                 -          (918,264)                 -
  Other ..................................................            29,500             23,612            88,693             72,893
                                                                 -----------        -----------       -----------        -----------
     Total noninterest income (loss) .....................          (683,313)           262,774          (163,946)           842,187
                                                                 -----------        -----------       -----------        -----------

Noninterest Expense
  Salaries and employee benefits .........................           579,378            613,251         1,847,901          1,830,604
  Premises and equipment .................................           152,863            126,133           452,702            407,613
  Data processing ........................................            57,944             63,374           172,382            175,145
  Professional and regulatory fees .......................            97,626             82,830           245,437            249,041
  Supplies ...............................................            19,637             32,100            60,856             78,082
  Advertising ............................................            16,625             19,947            52,255             56,489
  Other ..................................................           163,312            148,508           463,967            388,809
                                                                 -----------        -----------       -----------        -----------
     Total noninterest expense ...........................         1,087,385          1,086,143         3,295,500          3,185,783
                                                                 -----------        -----------       -----------        -----------
     Net income (loss) before taxes ......................          (611,984)           611,187           145,213          1,885,002

Provision (benefit) for income taxes .....................          (206,510)           203,722            47,591            630,263
                                                                 -----------        -----------       -----------        -----------
     Net income (loss) ...................................       $  (405,474)       $   407,465       $    97,622        $ 1,254,739
                                                                 ===========        ===========       ===========        ===========

Earnings (Loss) Per Share
  Basic ..................................................       $      (.20)       $       .21       $       .05        $       .64
  Diluted ................................................       $      (.20)       $       .20       $       .05        $       .62
Weighted Average Shares Outstanding
  Basic ..................................................         1,991,565          1,965,354         1,989,328          1,963,592
  Diluted ................................................         1,991,565          2,023,779         2,021,275          2,020,187

     The accompanying notes are an integral part of these consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
              For the nine months ended September 30, 2008 and 2007

                                   (Unaudited)

                                                                                                      Accumulated
                                                              Common stock                                other           Total
                                                              ------------            Retained       comprehensive    shareholders'
                                                          Shares        Amount        earnings       income (loss)       equity
                                                          ------        ------        --------       -------------       ------

Balance, December 31, 2006 .....................       1,777,313     $ 15,972,666    $  1,499,803     $     66,258     $ 17,538,727
Net income .....................................               -                -       1,254,739                         1,254,739
Other comprehensive income, net
   of income taxes
Unrealized loss on investment
   securities, net .............................               -                -                          (12,495)         (12,495)
                                                                                                                       ------------
Comprehensive income ...........................               -                -                                         1,242,244
Stock based compensation .......................               -           30,268                                            30,268
Options exercised ..............................           9,491           92,044                                            92,044
Stock dividend (10%), net of cash in
   lieu of fractional shares ...................         178,550        1,932,875      (1,935,106)               -           (2,231)
                                                    ------------     ------------    ------------     ------------     ------------

Balance, September 30, 2007 ....................       1,965,354     $ 18,027,853    $    819,436     $     53,763     $ 18,901,052
                                                    ============     ============    ============     ============     ============


Balance, December 31, 2007 .....................       1,983,169     $ 18,185,328    $  1,177,450     $    218,052     $ 19,580,830
Net income .....................................               -                -          97,622                -           97,622
Other comprehensive income, net
   of income taxes
Unrealized loss on investment
   securities, net .............................               -                -               -         (236,900)        (236,900)
                                                                                                                       ------------
Comprehensive income (loss) ....................                                                                           (139,278)
Cumulative effect of accounting change .........               -                -         (39,389)               -          (39,389)
Stock based compensation .......................               -           41,717               -                -           41,717
Options exercised ..............................           8,396           81,833               -                -           81,833
Dividend paid ..................................               -                -        (597,471)               -         (597,471)
                                                    ------------     ------------    ------------     ------------     ------------

Balance, September 30, 2008 ....................       1,991,565     $ 18,308,878    $    638,212     $    (18,848)    $ 18,928,242
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

                                        CORNERSTONE BANCORP AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)

                                                                                                         For the nine months ended
                                                                                                               September 30,
                                                                                                               -------------
                                                                                                         2008                 2007
                                                                                                         ----                 ----

Operating Activities
     Net income ................................................................................     $     97,622      $  1,254,739
     Adjustments to reconcile net income to net cash provided by operating activities
        Depreciation and amortization ..........................................................          220,770           202,281
        Provision for loan losses ..............................................................          460,000           136,636
        Non-cash option expense ................................................................           41,717            30,268
     Other than temporary impairment loss of AFS securities ....................................          918,264                 -
     Gain on sale of property and equipment ....................................................             (481)                -
     Gain on sale of property acquired in foreclosure ..........................................           (3,828)                -
     Changes in operating assets and liabilities
        Change in interest receivable ..........................................................          137,434           (84,494)
        Change in other assets .................................................................         (482,500)         (109,188)
        Change in other liabilities ............................................................         (184,126)          (68,631)
                                                                                                     ------------      ------------

           Net cash provided by operating activities ...........................................        1,204,872         1,361,611
                                                                                                     ------------      ------------

Investing Activities
     Proceeds from maturities and principal repayments of available for sale securities ........        4,140,996         3,216,913
     Purchase of FHLB and Federal Reserve stock ................................................         (210,750)           (2,900)
     Purchase of investment securities available for sale ......................................       (7,085,514)       (3,998,800)
     Purchase of property and equipment ........................................................          (22,763)       (1,667,868)
     Proceeds from sale of property acquired in foreclosure ....................................          343,852                 -
     Proceeds from sale of property and equipment ..............................................            7,495                 -
     Net increase in loans to customers ........................................................      (10,399,915)       (8,144,648)
                                                                                                     ------------      ------------

           Net cash used for investing activities ..............................................      (13,226,599)      (10,597,303)
                                                                                                     ------------      ------------

Financing Activities
     Net increase in demand, savings and time deposits .........................................        5,460,066         9,350,958
     Net increase (decrease) in customer repurchase agreements .................................       (1,152,611)          657,757
     Repayment of FHLB advances ................................................................       (3,413,125)         (113,125)
     Borrowings from FHLB ......................................................................        8,300,000                 -
     Increase in broker repurchase agreements ..................................................        5,000,000                 -
     Dividends paid ............................................................................         (597,470)                -
     Cash paid in lieu of fractional shares for stock dividend .................................                -            (2,231)
     Proceeds from exercise of stock options ...................................................           81,833            92,044
                                                                                                     ------------      ------------

           Net cash provided by financing activities ...........................................       13,678,693         9,985,403
                                                                                                     ------------      ------------

           Net increase in cash and cash equivalents ...........................................        1,656,966           749,711

Cash and Cash Equivalents, Beginning of Period .................................................        5,233,777         5,911,623
                                                                                                     ------------      ------------

Cash and Cash Equivalents, End of Period .......................................................     $  6,890,743      $  6,661,334
                                                                                                     ============      ============

Supplemental Information
    Cash paid for interest .....................................................................     $  2,937,257      $  3,069,085
    Cash paid for income taxes .................................................................     $    438,048      $    727,075


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

Earnings per Share

Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" requires that the Company present basic and diluted net income (loss) per common share. The assumed conversion of stock options creates the difference between basic and diluted net income per share. Income per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares outstanding for basic net income (loss) per common share for the three month period ended September 30, 2008 was 1,991,565 shares. The weighted average number of common shares outstanding for diluted net income (loss) per share for the quarter ended September 30, 2008 was also 1,991,565 shares. The weighted average number of common shares outstanding for basic net income per common share for the nine month period ended September 30, 2008 was 1,989,328 shares. The weighted average number of common shares outstanding for diluted net income per share for the nine months ended September 30, 2008 was 2,021,275 shares. There were 52,414 outstanding options that were anti-dilutive as of September 30, 2008.

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

The fair value of an option is estimated on the date of grant using the Black-Scholes option pricing model. The risk free interest rate used in the calculation was 3.91% for the 2008 grant and 4.68% for the 2007 grant (equal to the U.S. Treasury 10 year constant maturity on the date of grant) and the assumed dividend rate was zero in each case. The expected option life in each case was 10 years. Volatility was estimated at 27.5% for the 2008 options and 11.7% for the 2007 options based on a review of stock trades known to management or quoted on the over-the-counter bulletin board during the preceding period. Management is aware of only limited trades, which may not represent market value as the stock is not traded on an exchange, though it is quoted on the Over-the-Counter Bulletin Board. For the three months ended September 30, 2008, the Company expensed $4,913 related to options granted in 2008, net of forfeitures, $5,174 related to options granted in 2007, and $3,956, related to the options granted in 2006. The expense is included in salaries and employee benefits in the accompanying consolidated statements of income.

Prior to adopting the provisions of SFAS No. 123(R) the Company accounted for stock option awards under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. These awards are fully vested, and no compensation expense has been recognized related to these option awards. Options were granted under the 2003 Plan in 2004 and 2005, and have been adjusted to reflect the stock dividends declared since the grant date. As of September 30, 2008, there are 36,884 of these options outstanding under the 2003 Plan, exercisable at a weighted average exercise price of $9.13 per share.

The Company awarded options to its Organizers in 1999 (the "Organizers' Options"). Each of the organizing directors was awarded options to purchase 4,000 shares of the Company's common stock at $10.00 per share. The options expire 10 years from the date of grant. Since 1999, 12,000 of the original options have been exercised (20,614 after stock dividends) and 4,000 have been forfeited. As of September 30, 2008, after the effect of stock dividends and exercises, there are 42,514 Organizers' Options outstanding. Each option is exercisable at a price of $5.64. These options vested in 2002 and were accounted for under the provisions of APB No. 25.

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

Concentrations of credit risk

The Bank makes loans to individuals and small businesses located primarily in upstate South Carolina for various personal and commercial purposes. The Bank has a diversified loan portfolio and borrowers' ability to repay loans is not dependent upon any specific economic sector. The Bank monitors the portfolio for concentrations of credit on a quarterly basis using North American Industry Codes ("NAIC"). The Bank has loans in two NAIC categories that each represents more than 10% of the portfolio. The NAIC concentrations are 36.8% in Residential Building Construction and 14.1% in Real Estate and Rental and Leasing. The portfolio also has loans representing 20 other NAIC categories. The Bank does not make long term (more than 15 years) mortgage loans to be held in its portfolio, does not offer loans with negative amortization features or long-term interest only features, or loans with loan to collateral value ratios in excess of 100%. The Bank does offer loan products with features that can increase credit risk during periods of declining economic conditions such as adjustable rate loans, short-term interest-only loans, and loans with amortization periods that differ from the maturity date (i.e., balloon payment loans). However, the Bank evaluates each customer's creditworthiness based on the customer's individual circumstances, and current and expected economic conditions, and underwrites and monitors each loan for associated risks. Loans made with exceptions to internal loan guidelines and those with loan-to-value ratios in excess of regulatory loan-to-value guidelines are monitored and reported to the Board of Directors on a monthly basis. The regulatory loan-to-value guidelines permit exceptions to the guidelines up to a maximum of 30% of total capital for commercial loans and exceptions for all types of real estate loans up to a maximum of 100% of total capital. As of September 30, 2008, the Bank has $80,282 of loans which exceed the regulatory loan to value guidelines. This amount is within the maximum allowable exceptions to the guidelines.

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

     SFAS 157 did not have a significant impact on the Company's financial position, results of operations, or cash flows. SFAS 157 is presently under review by the FASB as a result of the impact it has had on banks during the current financial crisis.

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

These  forward-looking   statements  are  based  on  our  current  expectations,
estimates and projections about our industry, management's beliefs, and assumptions made by management. Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies, and objectives concerning the Company's future financial and operating performance. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict, particularly in light of the fact that the Company is a relatively new company with limited operating history. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements. The risks and uncertainties include, but are not limited to:

     o    the Company's growth and ability to maintain growth;
     o    governmental monetary and fiscal policies,
     o    legislative  and  regulatory  changes;
     o the effect of interest rate changes on our level, cost and composition of deposits, loan demand and the value of our loan collateral, securities and interest sensitive assets and liabilities;
     o the indirect effects on demand for the Company's mortgage loan products arising from effects on the overall market of the subprime mortgage loan situation;
     o the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services, as well as competitors that offer banking products and services by mail, telephone, computer, and/or the Internet;
     o    credit risks;
     o    failure of our customers to repay loans;
     o failure of assumptions underlying the establishment of the allowance for loan losses, including the value of collateral securing loans;
     o    perceptions by depositors about the safety of their deposits;
     o    higher than anticipated levels of defaults on loans;
     o    ability to weather the current economic downturn;
     o    loss of consumer or investor confidence;
     o the risks of opening new offices, including, without limitation, the related costs and time of building customer relationships and integrating operations, and the risk of failure to achieve expected gains, revenue growth and/or expense savings;
     o    changes in accounting policies, rules, and practices;
     o    cost and difficulty of implementing changes in technology or products;
          and
     o loss of consumer confidence and economic disruptions resulting from terrorist activities.

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

Effect of Economic Trends

The current outlook for the national economy in the United States is negative. During the quarter ended September 30, 2008, the United States Treasury Department ("Treasury") has taken several unprecedented actions which have affected the banking industry and the Company. On September 7, 2008 Treasury and the Federal Housing Finance Agency took steps to place the Federal National Mortgage Association ("FNMA") and the Federal National Mortgage Corporation ("FHLMC") in conservatorship. Many depository institutions in the United States, including the Bank, owned investments in these government-sponsored entities at that time. In addition, investments in various financial instruments owned by other large financial companies have lost substantial value, and Treasury, along with the Federal Reserve Bank and other regulatory agencies recommended that Congress take action to restore capital and confidence to the US financial system. Central Banks in countries worldwide have also taken action to restore confidence, capital, and liquidity to financial markets. Currently depository institutions in the United States are determining the effect of the actions taken by Treasury and Congress and assessing whether or not to participate in the various programs that have been made available. Management expects that unfavorable economic conditions will persist through the remainder of 2008 and into 2009. We will continue to monitor both the local and national economic conditions in an effort to minimize any negative impact on the Company.

Since September 15, 2007, the Federal Reserve has decreased its target short-term interest rates significantly. These decreases have been in response to turmoil in the overall economy, the market for mortgages, and the housing industry in the United States. As a result of the decreases in interest rates by the Federal Reserve, interest rates applicable to many of the Bank's loans, which are tied to the prime rate, have also decreased quickly in a short period of time. However, due to competitive pressures for funds, interest rates on the Bank's interest bearing liabilities have not decreased as quickly, tightening the Bank's net interest margin. In addition, the turmoil in the national mortgage market has impacted our ability to broker mortgage loans for our customers. Many third party lenders have changed their programs frequently, discontinued programs, and tightened credit standards. The result has been a decrease in income earned from mortgage brokerage fees in the first nine months of 2008 as compared with the first nine months of 2007. Both of these trends have negatively impacted the Company's profitability in 2008. Additionally, problems in the economy have adversely affected the ability of some borrowers to repay their loans. Although the Company's market area has not experienced the negative effects of the slowing economy and real estate markets and the decline in real estate values to as great a degree as many other parts of the country, these factors have had some effect on the local markets, as evidenced by the increases in our potential problem loans, charge-offs, and nonaccrual loans.


Results of Operations

Results of Operations for the Three Months Ended September 30, 2008 and 2007

Summary

The Company lost $405,474 during the third quarter of 2008 or $.20 per basic and diluted share compared to income of $407,465 during the third quarter of 2007 or $.21 per basic and $.20 per diluted share. The loss in 2008 was a result of a

$606,054, net of tax, Other Than Temporary Impairment loss on FNMA preferred stock owned by the Company at the time of FNMA's conservatorship. The Company recorded a loss for impairment because preferred stock dividends were suspended in conjunction with the conservatorship of FNMA, causing a significant decrease in the value of the Bank's preferred stock holding. There is significant uncertainty regarding the ultimate value of the preferred stock and whether or not dividends will be resumed at some future date. Additional reasons for the decline in earnings include a decrease in the net interest margin, an increase in the provision for loan losses, and a decrease in mortgage loan origination fees. The decrease in the net interest margin is due to changes in market interest rates as described above. The decrease in mortgage loan origination fees is also related to trends in the national market for mortgage loan products. The increase in the provision for loan losses is a result of an increase in potential problem loans as a result of the current economic environment.

Net Interest Income

Net interest income is the primary driver of net income for the Company. Net interest income is equal to the difference between interest income earned on the Company's interest earning assets and the interest paid on its interest bearing liabilities. Throughout 2008, we have experienced pressure on our interest rate margin as a result of market conditions. The Bank's balance sheet is sensitive to changes in market interest rates because approximately 57% of the Bank's loans are tied to the Prime Rate, which responds immediately to changes in market interest rates. Although many of the Bank's interest-bearing liabilities are also short-term in nature, even when those rates can be changed, liquidity needs of other institutions may put pressure on the Bank to keep deposit account interest rates high in order to retain deposits. As a result of changes in market interest rates by the Federal Open Market Committee of the Federal Reserve from September 2007 through September of 2008, earning rates on over half of the Bank's loan portfolio adjusted downward. While the average balance of loans outstanding grew 11.4% million in the third quarter of 2008 as compared to 2007, decreases in rates earned on the portfolio had a greater impact on interest income than the increases in volume. Average rates earned decreased 160 basis points in the third quarter of 2008 in comparison to 2007. In contrast, average rates paid on interest bearing liabilities decreased only 121 basis points year over year.

The table below illustrates the average balances of interest earning assets and interest bearing liabilities and the resulting annualized yields and costs for the three month periods ended September 30, 2008 and 2007.

                                                             September 30, 2008                    September 30, 2007
                                                             ------------------                    ------------------
                                                     Average                     Average    Average                      Average
                                                     Balance       Interest   Yield/ Cost   Balance        Interest    Yield/ Cost
                                                     -------       --------   -----------   -------        --------    -----------
Investments ....................................  $ 22,445,451   $  293,738      5.19%   $ 19,259,404     $  258,234      5.32%
Federal Funds Sold .............................     4,919,769       20,420      1.65%      5,777,407         73,630      5.06%
Loans ..........................................   113,879,340    1,957,863      6.82%    102,497,647      2,232,096      8.64%
                                                  ------------   ----------              ------------     ----------
   Total interest earning assets ...............   141,244,560    2,272,021      6.38%    127,534,458      2,563,960      7.98%
                                                  ============   ----------              ============     ----------
Interest bearing transaction accounts ..........    13,411,247       30,695       .91%     13,110,573         38,159      1.15%
Savings and money market .......................    15,150,258       67,895      1.78%     10,592,280         58,768      2.20%
Time deposits ..................................    75,240,191      649,421      3.42%     74,925,482        924,074      4.89%
                                                  ------------   ----------              ------------     ----------
   Total interest bearing deposits .............   103,801,696      748,011      2.86%     98,628,335      1,021,001      4.11%
                                                  ------------
Customer repurchase agreements and
    Federal Funds purchased ....................     5,131,258       35,992      2.78%      5,285,745         58,051      4.36%
Borrowings from FHLB Atlanta ...................     7,896,908       64,786      3.25%      2,603,184         26,742      4.08%
Broker repurchase agreements ...................     5,000,000       44,518      3.53%              -              -         -%
                                                  ------------   ----------              ------------     ----------
   Total interest bearing liabilities ..........  $121,829,862      893,307      2.91%   $106,517,264      1,105,794      4.12%
                                                  ============   ----------              ============     ----------
Net interest income ............................                 $1,378,714                               $1,458,166
                                                                 ==========                               ==========
Interest rate spread ...........................                                 3.47%                                    3.86%
Interest margin ................................                                 3.87%                                    4.54%

The Bank, which accounts for all of the Company's sensitivity to changes in interest rates, measures interest sensitivity using various measures. Using a static GAP measurement, which compares the amount of interest sensitive assets repricing within a one year time period as compared to the amount of interest sensitive liabilities repricing within the same time frame, the Bank's sensitivity to changes in interest rates can be analyzed. This method does not take into account loan prepayments and other non-contractual changes in balances and the applicable interest rates, but it does give some information as to possible changes in net interest income that could be expected simply as a result of changes in interest rates. As of September 30, 2008, the Bank's cumulative Gap ratio was .81 through 12 months. This indicates a slightly liability-sensitive position as of September 30, 2008. Based on a static GAP measurement, in a period of rising interest rates, asset-sensitive balance sheets would be normally expected to experience a widening of the net interest margin, while liability-sensitive balance sheets would normally be expected to experience pressure on the net interest margin. In a period of decreasing interest rates, liability-sensitive balance sheets would normally be expected to experience a widening of the net interest margin and asset-sensitive balance sheets would normally be expected to experience the opposite effect. Various market factors can, however, affect the net interest margin and cause it to react differently to changes in interest rates than would normally be expected under the static GAP model. For example, although the Bank has the contractual right to decrease rates on its liabilities as the Federal Reserve lowers rates, in the past few months, the Bank has experienced increased difficulty in lowering rates on its liabilities because it has been competing for funds with much larger entities that have been facing liquidity needs. This competition for funds has resulted in an increase in rates by many of the sources the Bank ordinarily uses for funding. This illustrates the difficulty in predicting changes in interest income using various analytical tools such as the static GAP measurement.

Provision for loan losses

For the quarter ended September 30, 2008, the Company expensed $220,000 to the provision for loan losses. The Bank increased its provision in 2008 over 2007 levels in response to an increase in potential problem loans. During the quarter, charge-offs totaled $381,930 and there were no recoveries. Management has sought to provide the amount estimated to be necessary to maintain an allowance for loan losses that is adequate to cover the level of loss that management believed to be inherent in the portfolio as a whole, taking into account the Company's experience, economic conditions and information about borrowers available at the time of the analysis. However, management expects further deterioration of economic conditions in the Company's market areas is likely in the short-term, especially with respect to real estate related activities and real property values. Consequently, management expects that further increases in provisions for loan losses could be needed in the future.

See "Balance Sheet Review- Loans" for additional information on the Company's loan portfolio and allowance for loan losses.

Noninterest income (loss)

The primary recurring drivers of noninterest income for the Company and the Bank are service charges on deposit accounts and mortgage loan origination fees. Other income (loss) for the third quarter of 2008 includes the Other Than Temporary Loss on FNMA preferred stock of $918,264 ($606,054, net of tax). For the three months ended September 30, 2008 the Company earned $152,043 in service charges on deposit accounts compared to $143,586 for the same period in 2007. This increase is attributable to an increase in the number of accounts and the number of services used by our customers. Mortgage loan origination fees have decreased by $42,168 or 44.1% since the third quarter of 2007. The decrease is directly related to turmoil in the national market for mortgages as third party lenders have changed programs and tightened credit standards, notwithstanding any reductions in interest rates.

Noninterest expense

Noninterest expense totaled $1.1 million for the three months ended September 30, 2008 and 2007. Salaries and employee benefits decreased approximately
$33,900 or 5.5% in 2008 compared to 2007 due to retirements. Premises and equipment increased 21.2% as a result of the addition of our operations center, which opened in August 2007. This facility allowed us to move our back office and mortgage operations out of our main office building and utilize the available space in the main office for customer service personnel. Other expense increased $14,804 or 10.0% in 2008 over 2007 levels. Other expense in 2008 includes approximately $22,000 of costs associated with the acquisition of properties in foreclosure, which was partially offset by decreases in various other costs.

Results of Operations for the Nine Months Ended September 30, 2008 and 2007

Summary

The Company's net income for the nine months ended September 30, 2008 was $97,622 or $.05 per basic and diluted share compared to $1,254,739 or $.64 per basic and $.62 per diluted share for the nine months ended September 30, 2007. The decrease in net income is due to the impairment of the Company's investment in FNMA preferred stock as well as changes in interest rates, the decline in the mortgage brokerage business, and an increase in the provision for loan losses.

Net Interest Income

Net interest income was $4.1 million for the nine months ended September 30, 2008 compared to $4.4 million for the nine months ended September 30, 2007. The decrease was the result of previously mentioned changes in the Bank's net interest margin. The Bank's interest earning assets increased $15.7 million, but decreases in rates earned on those assets had a greater impact on net interest income than the increases in volume. The average rate earned for the nine months ended September 30, 2008 was 6.65% compared to 8.02% for the nine months ended September 30, 2007, a decrease of 137 basis points. Rates paid on interest bearing liabilities did not decrease by the same margin, dropping only 78 basis points to 3.25% from 4.03%.

The table below illustrates the average balances of interest earning assets and interest bearing liabilities and the resulting annualized yields and costs for the nine month periods ended September 30, 2008 and 2007.

                                                           September 30, 2008                          September 30, 2007
                                                           ------------------                          ------------------
                                                     Average       Interest    Average            Average       Interest    Average
                                                     Balance        Earned    Yield/Cost          Balance        Earned   Yield/Cost
                                                     -------        ------    ----------          -------        ------   ----------
Investments ...................................   $ 23,309,479   $  910,380     5.22%          $ 17,789,562   $  696,994     5.24%
Federal Funds Sold ............................      5,212,948       82,414     2.11%             5,006,878      192,518     5.14%
Loans .........................................    112,032,843    5,997,307     7.16%           102,059,327    6,596,912     8.64%
                                                  ------------   ----------                    ------------   ----------
   Total interest earning assets ..............    140,555,270    6,990,101     6.65%          $124,855,767    7,486,424     8.02%
                                                  ============                                 ============

Interest bearing transaction accounts .........     13,621,648      101,887     1.00%            13,887,407      118,748     1.14%
Savings and money market accounts .............     12,876,335      170,028     1.77%            10,126,588      155,435     2.05%
Time deposits .................................     77,346,028    2,226,970     3.85%            71,538,046    2,592,701     4.85%
                                                  ------------   ----------                    ------------   ----------

   Total interest bearing deposits ............    103,844,011    2,498,885     3.22%            95,552,041    2,866,884     4.01%
Customer repurchase agreements and
   Federal Funds Purchased ....................      5,394,802      137,348     3.40%             5,229,966      173,631     4.44%
Advances from FHLB ............................      6,202,787      162,971     3.51%             2,640,353       80,675     4.09%
Broker repurchase agreements ..................      4,781,022      126,238     3.53%                     -            -        -%
                                                  ------------   ----------                    ------------   ----------
   Total interest bearing liabilities .........   $120,222,622    2,925,442     3.25%          $103,422,360    3,121,190     4.03%
                                                  ============   ----------                    ============   ----------

Net interest income ...........................                  $4,064,659                                   $4,365,234
                                                                 ==========                                   ==========
Interest rate spread ..........................                                 3.40%                                        3.99%
Interest margin ...............................                                 3.87%                                        4.67%

Provision for loan losses

The Company's provision for loan losses for the nine months ended September 30, 2008 was $460,000 compared to $136,636 for the nine months ended September 30, 2007. In the first nine months of 2008 the Bank increased the provision for loan losses in response to an increase in potential problem loans. Charge-offs totaled $608,423 for the first nine months of 2008 compared to $96,307 for the first nine months of 2007. Recoveries totaled $275,599 in 2008. The majority of recoveries made during 2008 related to two loans to the same borrower charged off in 2006. See "Balance Sheet Review- Loans" for additional information on the Company's loan portfolio and allowance for loan losses.

Noninterest income (loss)

Noninterest income (loss) for the nine months ended September 30, 2008 was a loss of $163,946 compared to income of $842,187 for the nine months ended September 30, 2007. Excluding the Other Than Temporary Impairment charge for the Bank's investment in FNMA preferred stock, noninterest income was $754,318, a decrease of $87,869. Service charges on deposit accounts increased due to the opening of new accounts and additional services utilized by customers. The increase in service charges on deposit accounts was offset by a decline in mortgage loan origination fees. Mortgage origination fees decreased to $226,038 in 2008 from $376,831 for the first nine months of 2007 for the same reasons as discussed above for the three month periods.

Noninterest expense

Noninterest expense totaled $3.3 million for the nine months ended September 30, 2008 compared to $3.2 million for the nine months ended September 30, 2007. Salaries and employee benefits increased less than 1% in 2008 compared to 2007. Premises and equipment increased 11.1% as a result of the addition of our operations center, which opened in August 2007. Other expense increased $75,158 or 19.3% in 2008 over 2007 levels. Other expense in 2008 includes approximately $52,000 of costs associated with the acquisition of properties in foreclosure, additional software costs of approximately $13,000, and higher ATM processing costs of approximately $10,300.



Balance Sheet Review
Investments

At September 30, 2008, the Bank held available for sale securities with a fair value and amortized cost of $19.7 million and other investments with an amortized cost of $1.0 million. Available for sale securities include government sponsored enterprise bonds, mortgage-backed securities, municipal bonds, and preferred stock issued by the Federal National Mortgage Association ("FNMA"), a government sponsored enterprise. The fair values of the Company's available for sale investments, other than municipal bonds, are measured on a recurring basis using quoted market prices in active markets for identical assets and liabilities ("Level 1 inputs" under SFAS 157). Due to the lower level of trading activity in municipal bonds, the fair market values of these investments are measured based on other inputs such as inputs that are observable or can be corroborated by observable market data for similar assets with substantially the same terms ("Level 2 inputs" under SFAS 157).

Other investments include stock in the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank. These stocks are held at amortized cost because they have no quoted market value and have historically been redeemed at par value.

As of September 30, 2008, investments available for sale had a net unrealized loss of $28,558. As described above, we realized a loss of $918,264 ($606,054, net of tax) on the FNMA Preferred stock held by the Bank as of September 30, 2008. As of September 30, 2008 we held 13 other investments that are in an unrealized loss position. Of those 13, only one had been in an unrealized loss position for more than 12 months. The amount of the total unrealized loss in the portfolio is $350,000, with $5,769 related to the one security in an unrealized loss position for 12 months or more. The Bank has historically had the intent and ability to hold investments until maturity, and expects to be able to continue to do so. Most of the investments with unrealized losses at September 30, 2008 are issued by various municipal governments. We do not currently expect that these losses are other than temporary.

Loans

The following table summarizes the composition of our loan portfolio.

                                                             September 30, 2008               December 31, 2007
                                                             ------------------               -----------------
                                                                                % of                            % of
                                                                Amount         Loans             Amount         Loans
                                                                ------         -----             ------         -----
        Commercial and industrial ........................    20,293,060        17.2%        $ 18,753,358       17.3%
        Real Estate - construction .......................    51,832,917        44.0           43,332,737       39.9
        Real Estate - mortgage
               1-4familyresidential ......................    21,144,938        18.0           18,947,690       17.4
               Nonfarm, nonresidential ...................    21,380,814        18.1           24,248,479       22.3
               Multifamily residential ...................     1,240,018         1.1            1,621,110        1.5
        Consumer installment .............................     1,896,932         1.6            1,739,958        1.6
                                                            ------------       -----         ------------      -----
               Total Loans ...............................   117,788,679       100.0%         108,643,332      100.0%
                                                                               =====                           =====
                Less allowance for loan losses ...........    (1,420,306)                      (1,293,130)
                                                            ------------                     ------------
                   Net Loans .............................  $116,368,373                     $107,350,202
                                                            ============                     ============

Activity in the allowance for loan losses for the first nine months of 2008 and 2007 is presented below.

                                                                                           Nine months ended       Nine months ended
                                                                                              September 30,           September 30,
                                                                                                  2008                    2007
                                                                                                  ----                    ----

Allowance for loan losses, beginning of year .....................................          $   1,293,130            $   1,199,999
Provision for losses .............................................................                460,000                  136,636
Charge-offs ......................................................................               (608,423)                 (96,307)
Recoveries .......................................................................                275,599                        -
                                                                                            -------------            -------------
      Allowance for loan losses, end of period ...................................          $   1,420,306            $   1,240,328
                                                                                            =============            =============
Ratios
     Nonperforming loans to loans at end of period ...............................                   1.10%                     .01%
     Net (charge-offs) recoveries to average loans outstanding ...................                   (.29%)                   (.09%)
     Net (charge-offs) recoveries to loans at end of period ......................                   (.28%)                   (.09%)
     Allowance for loan losses to average loans ..................................                   1.26%                    1.22%


     Allowance for loan losses to loans at end of period .........................                   1.21%                    1.18%
     Net (charge-offs) recoveries to allowance for loan losses ...................                 (23.43%)                  (7.76%)
     Net (charge-offs) recoveries to provision for loan losses ...................                  (72.4%)                  (70.5%)


Charge-offs totaled $608,423 for the first nine months of 2008 and recoveries totaled $275,599. These charge-offs related to a number of different loans, in multiple collateral categories. The majority of recoveries made during 2008 related to two unsecured loans to the same borrower charged-off in 2006.

Loans which management identifies as impaired generally will be nonperforming loans. Nonperforming loans include nonaccrual loans or loans which are 90 days or more delinquent as to principal or interest payments. As of September 30, 2008, the Bank had nonaccrual loans of $1.29 million, representing five loans. Each of these loans is secured by real estate. These loans are currently being carried at management's best estimate of net realizable value, although no assurance can be given that no further losses will be incurred on these loans until the collateral has been acquired and liquidated or other arrangement can be made. Management's estimates of net realizable, or fair value, are obtained (on a nonrecurring basis) using independent appraisals, less estimated selling costs, which the Company considers to be level 2 inputs as defined by SFAS No. 157.

Management identifies and maintains a list of potential problem loans. These are loans that are not included in nonaccrual status or loans that are past due 90 days or more and still accruing interest. A loan is added to the potential problem list when management becomes aware of information about possible credit problems of borrowers that causes serious doubts as to the ability of such borrowers to comply with the current loan repayment terms. These loans are designated as such in order to be monitored more closely than other credits in the Bank's portfolio. There were loans in the amount of $1.4 million that have been determined by management to be potential problem loans at September 30, 2008.

Deposits

The following table shows the average balance amounts and the average rates we paid on deposits for the quarters ended September 30, 2008 and 2007.

                                                                                    Average Deposits
                                                                                    ----------------
                                                                        Quarter ended                Quarter ended
                                                                    September 30, 2008           September 30, 2007
                                                                    ------------------           ------------------
                                                                    Amount         Rate         Amount          Rate
                                                                    ------         ----         ------          ----

Noninterest bearing demand ...................................    $ 10,794,010        -%     $ 11,685,964           -%
Interest bearing transaction accounts ........................      13,411,247      .91%       13,887,407        1.15%
Savings and money market .....................................      15,150,258     1.78%       10,126,588        2.20%
Time deposits ................................................      75,240,191     3.42%       71,538,046        4.89%
                                                                  ------------               ------------
      Total average deposits .................................    $114,595,706               $107,238,005
                                                                  ============               ============

Borrowings

The Bank's outstanding borrowings are described in the following table. The amounts listed as broker repurchase agreements are collateralized borrowings from other institutions. Retail repurchase agreements with the Bank's customers are not included in the table below.

            Borrowings at or for the quarter ended September 30, 2008

                                                                          Maximum                             Weighted
                                                           Period-       Month-end                             Average
                                           Ending Balance  End Rate       Balance          Average Balance    Rate Paid
                                           --------------  --------       -------          ---------------    ---------
Federal Home Loan Bank advances .......      $8,431,713     3.31%        $8,456,852           $7,896,908       3.25%
Broker repurchase agreements ..........      $5,000,000     3.53%        $5,000,000           $5,000,000       3.53%

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of liabilities. The Company manages both assets and liabilities to achieve appropriate levels of liquidity. Cash and short-term investments are the Company's primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. The investment portfolio is the Company's principal source of secondary asset liquidity. However, the availability of this source of funds is influenced by market conditions. Individual and commercial deposits and borrowings are the Company's primary source of funding for credit activities. The Company has lines of credit with unrelated banks and with the FHLB of Atlanta. The bank lines total $5.3 million and are available on a one to fourteen day basis for general corporate purposes of the Bank. The FHLB line is based on the availability of eligible collateral, with a maximum borrowing capacity of 10% of Bank assets. The Bank currently has $8.4 million borrowed under the FHLB line. Approximately $7.0 million is available under the FHLB line, assuming adequate collateral is available for pledging. Although many banks have recently experienced substantial pressure on their liquidity, in some cases requiring government intervention, the demands on the Bank's liquidity have been comfortably manageable. Management believes that the Company's liquidity sources are adequate to meet its operating needs.

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

At September 30, 2008, the Bank had issued commitments to extend credit of $24.9 million through various types of lending arrangements and overdraft protection arrangements. Of that amount, approximately $16.3 million was undisbursed amounts of closed-end loans, $1.2 million was related to unused overdraft protection, and approximately $6.9 million was related to lines of credit. The Bank also had standby letters of credit outstanding of approximately $1.2 million at September 30, 2008. An immaterial amount of fees were collected related to these commitments and letters of credit during the quarter and six months ended September 30, 2008. Historically many of these commitments and letters of credit expire unused, and the total amount committed as of September 30, 2008 is not necessarily expected to be funded.

The Bank offers an automatic overdraft protection product to checking account customers. Each qualified account with the automatic overdraft protection feature can have up to $500 of paid overdrafts. Unused overdraft protection was $1.2 million as of September 30, 2008, the majority of which is not expected to be utilized. As of September 30, 2008, accounts in overdraft status totaled $26,299.

Capital Resources

The capital base for the Company decreased by approximately $652,588 for the first nine months of 2008, due to net income and stock option activity, net of decreases in accumulated other comprehensive income, the cumulative effect of an accounting change for split dollar life insurance plan agreements, and cash dividends. Stock option activity includes the impact of both stock options exercised and stock-based compensation on unexercised options. The Company's equity to asset ratio was 12.3% as of September 30, 2008 and 13.9% as of December 31, 2007. The Company expects to continue to leverage its capital as the Bank grows.

The following table details return on average assets (net income divided by average total assets, annualized if necessary), return on average equity (net income divided by average total equity, annualized if necessary) and the ratio of average equity to average assets as of and for the nine months ended September 30, 2008 and as of and for the year ended December 31, 2007. Return on Assets and Return on Equity for the first nine months of 2008 have decreased significantly compared to Return on Assets and Return on Equity for the year ended December 31, 2007 due to the realized loss on FNMA preferred stock, pressure on our net interest margin and the effect of an increased provision for loan losses. See "Results of Operations" for more information. Based on 2007 earnings and first quarter 2008 earnings, on April 8, 2008, our Board of Directors declared the Company's first cash dividend of $.30 per share payable to shareholders of record on May 13, 2008. The dividend was paid May 23, 2008.

                                                           Nine- month period
                                                                ended                Year ended
                                                             September 30,          December 31,
                                                                2008                    2007
                                                                ----                    ----
                                                              (annualized)
Return on average assets .............................            .09%                   1.18%
Return on average equity .............................            .67%                   8.73%
Ratio of average equity to average assets ............          12.95%                  13.56%
Dividend payout ratio ................................            459%                      -%


The FDIC has established guidelines for capital requirements for banks. As of September 30, 2008, the Bank is considered well capitalized based on the capital levels that are required to be maintained according to FDIC guidelines as shown in the following table.

Capital Ratios                                                                                                      Adequately
                                                                                       Well Capitalized            Capitalized
                                                                  Actual                  Requirement              Requirement
                                                                  ------                  -----------              -----------
                                                           Amount      Ratio         Amount        Ratio      Amount          Ratio
                                                           ------      -----         ------        -----      ------          -----
Total capital to risk weighted assets                     $19,993      15.3%        $13,056        10.0%     $10,445          8.0%
Tier 1 capital to risk weighted assets                    $18,572      14.2%         $7,833         6.0%      $5,222          4.0%
Tier 1 capital to average assets                          $18,572      12.2%         $7,619         5.0%      $6,095          4.0%

The Federal Reserve has also established guidelines for capital requirements for bank holding companies that are similar to the FDIC's guidelines for banks. At September 30, 2008, the Company exceeded all of the minimum requirements of the Federal Reserve guidelines.

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

Part II - Other Information

Item 1A.  Risk Factors

      Set forth below are a number of risks related to our business and our industry that should be considered in light of recent events affecting financial markets and the national economy.

      1. There can be no assurance that recent government actions will help stabilize the U.S. financial system.

     In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, various branches and agencies of the U.S. government have put in place laws, regulations and programs to address capital and liquidity issues in the banking system. There can be no assurance, however, as to the actual impact that such laws, regulations and programs will have on the financial markets, including the extreme levels of volatility, liquidity and confidence issues and limited credit availability currently being experienced. The failure of such laws, regulations and programs to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

      2. Current levels of market volatility are unprecedented.

      Although many markets have been experiencing volatility and disruption for months, in the past few weeks, the volatility and disruption of financial and credit markets has reached unprecedented levels for recent times. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers' underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

      3. The soundness of other financial institutions could adversely affect us.

      Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers, dealers, commercial banks, investment banks, and government sponsored enterprises. Many of these transactions expose us to credit risk in the event of default of our counterparty. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or other obligation due us. There is no assurance that any such losses would not materially and adversely affect our results of operations or earnings.

     4. Current market developments may adversely affect our industry, business and results of operations.

     Dramatic declines in the housing market during the prior year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions. The resulting lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could materially and adversely, directly or indirectly, affect our business, financial condition and results of operations.

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


                   Cornerstone Bancorp
                      (Registrant)


By:  s/J. Rodger Anthony                                  Date: November 7, 2008
    ---------------------------------------
       J. Rodger Anthony
       Chief Executive Officer



By: s/Jennifer M. Champagne                               Date: November 7, 2008
    ---------------------------------------
       Jennifer M. Champagne
       Senior Vice President and Chief Financial Officer
       (Principal Financial Officer)

                                 EXHIBIT INDEX

31-1                       Rule 13a-14(a)/ 15d-14(a) Certifications of Chief
                           Executive Officer
31-2                       Rule 13a-14(a)/Rule 15d-14(a) Certifications of
                           Chief Financial Officer
32                         18 U.S.C. Section 1350 Certifications