Form 10-K
period 2008-12-31
CORNERSTONE BANCORP/SC
filed 2009-03-30
CIK 1087455

--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008                File Number 000-51950

                               CORNERSTONE BANCORP
             (Exact name of registrant as specified in its Charter)

         South Carolina                                57-1077978
  (State or Other Jurisdiction              (IRS Employer Identification Number)
 of Incorporation or Organization)

               1670 East Main Street, Easley, South Carolina 29640
                (Address of Principal Executive Office, Zip Code)

       Registrant's Telephone Number, Including Area Code: (864) 306-1444

        Securities Registered Pursuant to Section 12(b) of the Act: None

 Securities Registered Pursuant to Section 12(g) of the Act: Common Stock,
                                                             no par value

Indicate by check mark if the  registrant  is a  well-known  seasoned  issuer as
defined in Rule 405 of the Securities Act.    Yes  [ ]  No  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  [X]  No  [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  [X]  No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

     Large accelerated filer  [ ]              Accelerated filer    [ ]

     Non-accelerated filer    [ ]              Smaller reporting company  [X]
 (Do not check if a smaller reporting company)

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).   Yes  [ ]  No  [X]

The aggregate market value of the voting Common Stock held by non-affiliates computed by reference to the average of the high and low bid prices of the Common Stock reported on the Over-the-Counter Bulletin Board on June 30, 2008, the last day of the registrant's most recently completed second fiscal quarter, was approximately $13.90. The issuer has no non-voting common equity outstanding. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

As of March 6, 2009, there were 1,991,565 shares of the registrant's Common Stock, no par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's 2008 Annual Report to Shareholders are incorporated by reference into Part II of this Form 10-K.
(2) Portions of the Registrant's 2009 Proxy Statement are incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                           10-K CROSS REFERENCE INDEX

                                                                                                                    Page

                                     PART I

Item 1.        Business................................................................................................3
Item 1A.       Risk Factors...........................................................................................11
Item 1B.       Unresolved Staff Comments..............................................................................15
Item 2.        Properties.............................................................................................15
Item 3.        Legal Proceedings......................................................................................15
Item 4.        Submission of Matters to Vote of Security Holders......................................................15

                                     PART II

Item 5.        Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of
               Equity Securities......................................................................................15
Item 6.        Selected Financial Data................................................................................16
Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations..................16
Item 7A.       Quantitative and Qualitative Disclosures About Market Risk.............................................16
Item 8.        Financial Statements and Supplementary Data............................................................16
Item 9.        Changes In and Disagreements With Accountants on Accounting and Financial Disclosure...................16
Item 9A(T).    Controls and Procedures................................................................................16
Item 9B.       Other Information......................................................................................17

                                    PART III

Item 10.       Directors, Executive Officers and Corporate Governance.................................................17
Item 11.       Executive Compensation.................................................................................18
Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.........18
Item 13.       Certain Relationships and Related Transactions, and Director Independence..............................18
Item 14.       Principal Accountant Fees and Services.................................................................19
Item 15.       Exhibits, Financial Statement Schedules................................................................19

          CAUTIONARY NOTICE WITH RESPECT TO FORWARD LOOKING STATEMENTS

         Statements included in this report which are not historical in nature are intended to be, and are hereby identified as "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "estimate," "project," "intend," "expect," "believe," "anticipate," "plan," "may," "will," "should," "could," "would," assume," "indicate," "contemplate," "seek," "target," "potential," and similar expressions identify forward-looking statements. The Company cautions readers that forward looking statements including without limitation, those relating to the Company's new offices, future business prospects, revenues, working capital, adequacy of the allowance for loan losses, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ from those indicated in the forward looking statements, due to several important factors identified in this report, among others, and other risks and factors identified from time to time in the Company's other reports filed with the Securities and Exchange Commission.

         These forward-looking statements are based on our current expectations, estimates and projections about our industry, management's beliefs, and assumptions made by management. Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies, and objectives concerning the Company's future financial and operating performance. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict, particularly in light of the fact that the Company is a relatively new company with limited operating history. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements. The risks and uncertainties include, but are not limited to:

          o    future economic and business conditions;
          o    the Company's growth and ability to maintain growth;
          o    governmental monetary and fiscal policies,
          o    legislative and regulatory changes;
          o the effect of interest rate changes on our level, costs and composition of deposits, loan demand, and the values of our loan collateral, securities, and interest sensitive assets and liabilities;
          o the indirect effects on demand for the Company's mortgage loan products arising from effects on the overall market of the subprime mortgage loan situation;
          o the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services, as well as competitors that offer banking products and services by mail, telephone, computer, and/or the Internet;
          o    credit risks;
          o    higher than anticipated levels of defaults on loans;
          o    perceptions by depositors about the safety of deposits;
          o    failure of our customers to repay loans;
          o failure of assumptions underlying the establishment of the allowance for loan losses, including the value of collateral securing loans;
          o the risks of opening new offices, including, without limitation, the related costs and time of building customer relationships and integrating operations, and the risk of failure to achieve expected gains, revenue growth and/or expense savings;
          o    changes in accounting policies, rules, and practices;
          o cost and difficulty of implementing changes in technology or products;
          o loss of consumer confidence and economic disruptions resulting from terrorist activities;
          o    ability to weather the current economic downturn;
          o    loss of consumer or investor confidence; and
          o other factors and information described in this report and in any of the other reports we file with the Securities and Exchange Commission under the Securities Act of 1934.

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

         As of December 31, 2008, the Bank employed 38 people.

Competition

         South Carolina law permits statewide branching by banks and savings and loan associations. Consequently, many financial institutions have branches located in several communities. According to the FDIC Summary of Deposits at June 30, 2008, in addition to the Bank, 9 commercial banks and 2 savings institutions operate branches in Pickens County. In addition to the Bank, 29 commercial banks and 3 savings institutions operate branches in Greenville County. In addition to the Bank, 19 commercial banks and one savings institution operate branches in Anderson County. The principal areas and methods of competition in the banking industry are the services offered, pricing of those services, the convenience and availability of the services, and the degree of expertise and personal manner with which those services are offered.

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


Real Estate Loans

         One of the primary components of the Bank's loan portfolio is loans secured by first or second mortgages on residential and commercial real estate. These loans generally consist of short to mid-term commercial real estate loans, construction and development loans and residential real estate loans (including home equity and second mortgage loans). Interest rates may be fixed or adjustable and the Bank frequently charges an origination fee. The Bank seeks to manage credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio at origination, established by independent appraisals, does not exceed 80%. In addition, the Bank generally requires personal guarantees of the principal owners of the property. The loan-to-value ratio at origination for first and second mortgage loans and for construction loans generally does not exceed 80%. In an effort to control interest rate risk, long term residential mortgages are underwritten and funded by, and closed in the name of, third party lenders.

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

         In 2007, the Company increased real estate construction loans approximately 60%. This segment of the Bank's business is managed in specific ways in order to minimize the risks normally associated with construction lending. Management requires lending personnel to visit job sites, maintain frequent contact with borrowers and arrange for inspections of completed work prior to issuing additional construction loan draws. In addition, management employs additional procedures for monitoring construction loans such as engaging an independent appraiser to perform routine reviews of the percentage complete inspection reports for a sample of construction projects. Senior management compares the independent review report to the percentage complete report in the Bank's loan files. Any discrepancy is investigated immediately.

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

Other Services

         The Bank participates in a regional network of automated teller machines that may be used by Bank customers in major cities throughout the Southeast. The Bank offers both VISA and MasterCard brands of credit and debit cards together with related lines of credit. The lines of credit may be used for overdraft protection as well as pre-authorized credit for personal purchases and expenses. Credit cards are underwritten and funded by a third party provider. The Bank also provides stored value cards, direct deposit of payroll and social security checks, and automatic drafts for various accounts, but does not currently provide international or trust banking services, other than foreign currency exchange through a correspondent bank. The Bank offers an Internet banking product accessible via the Bank's custom website at
www.cornerstonenatlbank.com. The interactive banking product includes an electronic bill payment service that allows customers to make scheduled and/or recurring bill payments electronically. The Bank also offers remote check deposit services to commercial and small business customers. The Bank also offers merchant and other business related services to its commercial customers.

         The Bank has a residential mortgage loan department with a highly experienced staff qualified to make many types of residential mortgage loans. In an effort to control interest rate risk, long term residential mortgages are underwritten and funded by, and closed in the name of, third party lenders. Since the third quarter of 2007, some of the third party lenders that offer long term residential mortgages to the Bank's customers no longer offered certain lending programs or tightened credit standards in response to the crisis in the sub-prime segment of the mortgage lending market. As a result, there has been a slow-down in the volume of residential mortgages processed by the Bank's mortgage lending staff.

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

         The Bank exceeded all applicable capital requirements at December 31, 2008. The Company is also subject to capital requirements established by the Federal Reserve, which establish minimum ratios for capital adequacy as they apply to the Bank. For 2008, the Company also met its capital ratios. Additional information about regulatory capital requirements is set forth in Note 19 to the Company's Financial Statements, which are included in the 2008 Annual Report to Shareholders filed as Exhibit 13 to this Form 10-K (the "2008 Annual Report").

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

FDIC Insurance Assessments

         The FDIC merged the Bank Insurance Fund and the Savings Association Insurance Fund to form the Deposit Insurance Fund ("DIF") on March 31, 2006 in accordance with the Federal Deposit Insurance Reform Act of 2005. The FDIC maintains the DIF by assessing depository institutions an insurance premium. The amount each institution is assessed is based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the insurance fund. The FDIC uses a risk-based premium system that assesses higher rates on those institutions that pose greater risks to the DIF. Since January 1, 2007, the FDIC has placed each institution in one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment). Assessment rates ranged between 5 and 43 cents per $100 in assessable deposits in 2008. As a result of the actual and predicted impact on the DIF of bank failures in 2008 and 2009, however, the FDIC has altered its methodology for computing assessments, beginning with assessments due in September 2009 based on assessable deposits at June 30, 2009. Under the new methodology, assessments will range between 7 and 77.5 cents per $100 in assessable deposits. The FDIC has also proposed to make an additional "emergency assessment" of 20 cents per $100 of assessable deposits held on June 30, 2009, which will be payable in September 2009.

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

Sarbanes-Oxley Act of 2002

         The Sarbanes-Oxley Act was signed into law on July 30, 2002, and mandated extensive reforms and requirements for public companies. The SEC has adopted extensive regulations pursuant to the requirements of the Sarbanes-Oxley Act. The Sarbanes-Oxley Act and the SEC's regulations have increased the Company's cost of doing business, particularly its fees for internal and external audit services and legal services, and the law and regulations are expected to continue to do so. However, the Company does not believe that it will be affected by Sarbanes-Oxley and the SEC regulations in ways that are materially different or more onerous than those of other public companies of similar size and in similar businesses.

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

Governmental Response to 2008 Financial Crisis

         During the fourth quarter of 2008 and continuing into the first quarter of 2009 the FDIC, the Federal Reserve, the Department of the Treasury and Congress took a number of actions designed to alleviate or correct mounting problems in the financial services industry. A number of these initiatives were directly applicable to community banks.

         Congress enacted the Emergency Economic Stabilization Act of 2008 which, among other things, temporarily increased the maximum amount of FDIC deposit insurance from $100,000 to $250,000 and created a Troubled Assets Relief Program ("TARP") administered by Treasury. In October, 2008, Treasury announced a Capital Purchase Program ("CPP") under TARP to increase the capital of healthy banks. Under the CPP, Treasury would purchase preferred stock with warrants from qualified banks and bank holding companies in an amount up to 3% of the seller's risk-weighed assets as of September 30, 2008. Institutions wishing to participate in the CPP were required to file an application with their principal federal regulators. The Company filed such an application and received preliminary approval to sell preferred stock to the Treasury, but ultimately elected not to participate in the CPP because of (i) the cost of the preferred stock, (ii) the open-ended administrative burdens associated with the preferred stock, including having to agree to allow Treasury to amend unilaterally the stock purchase agreement to comply with subsequent changes in applicable federal statutes, (iii) the fact that the Company and the Bank were already well capitalized under regulatory guidelines and expected to continue to be so, and
(iv) management's belief that other sources of capital were, and would continue to be, available should additional capital be needed.

         The FDIC also implemented in October, 2008 a Temporary Liquidity Guarantee Program consisting of a deposit insurance component pursuant to which it undertook to provide deposit insurance in an unlimited amount for non-interest bearing transaction accounts, and a debt guarantee component pursuant to which it undertook to fully guarantee senior, unsecured debt issued by banks or bank holding companies. Coverage of both components was automatic until December 5, 2008, at which time covered institutions could opt out of one or both of the components. Institutions not opting out would be charged fees for their participation in the components. The Bank did not opt out of either component.

         An unfortunate consequence of the difficulties that have beset the banking industry in the last year has been a large increase in bank failures, which has led to substantial claims being made against the FDIC's Deposit Insurance Fund. In order to increase the amount in the Deposit Insurance Fund to reflect the increased risk of additional bank failures and insurance claims, the FDIC has raised its assessments on banks for 2009 and has also proposed a special one-time assessment of 20 cents per $100 of assessable deposits, to be paid in September, 2009 based on deposits at June 30, 2009. There appears, however, to be a possibility that the assessment will be reduced if Congress authorizes the FDIC to borrow sufficient funds. Assuming that the special assessment is imposed as proposed and without reduction, the additional cost to the Bank in 2009 would be approximately $285,000.

         Additional governmental efforts to ameliorate the problems afflicting the banking industry have been adopted or proposed, or are being considered by Congress and various governmental entities. The Company is presently unable to predict the impact of any such changes, although it appears that they are likely to increase operating expenses in the near term without creating completely offsetting benefits.

Item 1A.   Risk Factors

                          Risks Related to Our Business

There can be no assurance that recent government actions will help stabilize the U.S. financial system.

         In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, various branches and agencies of the U.S. government have put in place laws, regulations and programs to address capital and liquidity issues in the banking system. There can be no assurance, however, as to the actual impact that such laws, regulations and programs will have on the financial markets, including the extreme levels of volatility, liquidity and confidence issues, and limited credit availability currently being experienced. The failure of such laws, regulations and programs to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

Current levels of market volatility are unprecedented.

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

         Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers, dealers, commercial banks, investment banks, and government sponsored enterprises. Many of these transactions expose us to credit risk in the event of default of our counterparty. In addition, our credit risk may be exacerbated when the collateral we hold cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or other obligation due us. There is no assurance that any such losses would not materially and adversely affect our results of operations or earnings.

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

Our growth strategy will require future increases in capital that we may not be able to accomplish.

         We are required by banking regulators to maintain various ratios of capital to assets. As our assets grow we expect our capital ratios to decline unless we can increase our earnings or raise sufficient new capital to keep pace with asset growth. Our ability to raise additional capital, if needed, will depend, among other things, on conditions in the capital markets at that time, which are outside our control, and on our financial condition and performance. If we are unable to limit a capital ratio decline by increasing our capital, we will have to restrict our asset growth as we approach the minimum required capital to asset ratios.

We may be unable to successfully manage our sustained growth.

         Our future profitability will depend in part on our ability to manage growth successfully. Our ability to manage growth successfully will depend on our ability to maintain cost controls and asset quality while attracting additional loans and deposits, as well as on factors beyond our control, such as economic conditions and interest rate trends. If we grow too quickly and are not able to control costs and maintain asset quality, growth could materially adversely affect our financial performance.

We depend on the services of a number of key personnel, and a loss of any of those personnel could disrupt our operations and result in reduced revenues.

         We are a relationship-driven organization. Our growth and development to date have depended in large part on the efforts of our senior management team. These senior officers have primary contact with our customers and are extremely important in maintaining personalized relationships with our customer base, which are key aspects of our business strategy, and in increasing our market presence. The unexpected loss of services of one or more of these key employees could have a material adverse effect on our operations and possibly result in reduced revenues if we were unable to find suitable replacements promptly.

If our loan customers do not pay us as they have contracted to, we may experience losses.

         Our principal revenue producing business is making loans. If our customers do not repay the loans, we will suffer losses. Even though we maintain an allowance for loan losses, the amount of the allowance may not be adequate to cover the losses we experience. We attempt to mitigate this risk by a thorough review of the creditworthiness of loan customers. Nevertheless, there is risk that our credit evaluations will prove to be inaccurate due to changed circumstances or otherwise.

Our business is concentrated in the Upstate area of South Carolina, and a downturn in the economy of the area, a decline in area real estate values or other events in our market area may adversely affect our business.

         Substantially all of our business is located in the Upstate area of South Carolina. As a result, our financial condition and results of operations may be affected by changes in the Upstate economy. A prolonged period of economic recession, a general decline in real estate values in our market area or other adverse economic conditions in the Upstate and South Carolina may result in decreases in demand for our services, increases in nonpayment of loans and decreases in the value of collateral securing loans, which could have a material adverse effect on our business, future prospects, financial condition or results of operations.

We face strong competition from larger, more established competitors which may adversely affect our ability to operate profitably.

         We encounter strong competition from financial institutions operating in the Upstate area of South Carolina. In the conduct of our business, we also compete with credit unions, insurance companies, money market mutual funds and other financial institutions, some of which are not subject to the same degree of regulation as we are. Many of these competitors have substantially greater resources and lending abilities than we have and offer services, such as investment banking, trust and international banking services that we do not provide. We believe that we have been able to, and will continue to be able to, compete effectively with these institutions because of our experienced bankers and personalized service, as well as through loan participations and other strategies and techniques. However, we cannot promise that we are correct in our belief. If we are wrong, our ability to operate profitably may be negatively affected.

Technological changes affect our business, and we may have fewer resources than many of our competitors to invest in technological improvements.

         The financial services industry continues to undergo rapid technological changes with frequent introductions of new technology-driven products and services. In addition to enabling financial institutions to serve clients better, the effective use of technology may increase efficiency and may enable financial institutions to reduce costs. Our future success may depend, in part, upon our ability to use technology to provide products and services that provide convenience to customers and to create additional efficiencies in our operations. We may need to make significant additional capital investments in technology in the future, and we may not be able to effectively implement new technology-driven products and services. Many of our competitors have substantially greater resources to invest in technological improvements.

Our profitability and liquidity are affected by changes in interest rates and economic conditions.

         Our profitability depends upon our net interest income, which is the difference between interest earned on our interest earning assets, such as loans and investment securities, and interest expense on interest bearing liabilities, such as deposits and borrowings. Our net interest income will be adversely affected when market interest rates change such that the interest we pay on deposits and borrowings increases faster than the interest earned on loans and investments, or, conversely, when the interest earned on loans and investments decreases faster than the interest we pay on deposits and borrowings. Interest rates, and consequently our results of operations, are affected by general economic conditions (domestic and foreign) and fiscal and monetary policies. Monetary and fiscal policies may materially affect the level and direction of interest rates. Beginning in June 2004 through June 2006, the Federal Reserve raised rates 17 times for a total increase of 4.25%. Increases in interest rates generally decrease the market values of interest earning investments and loans held and therefore may adversely affect our liquidity and earnings. Increased interest rates also generally affect the volume of mortgage loan originations, the resale value of mortgage loans originated for resale, and the ability of borrowers to perform under existing loans of all types. Since September 18, 2007, the Federal Reserve has decreased interest rates significantly. Decreases in interest rates generally have the opposite effect on market values of interest-bearing assets, the volume of mortgage loan originations, the resale value of mortgage loans originated for resale, and the ability of borrowers to perform under existing loans of all types from the effect of increases in interests rates.

                        RISKS RELATED TO OUR COMMON STOCK

Our common stock has a limited trading market, which may make the prompt execution of sale transactions difficult.

         Although our common stock may be traded from time to time on an individual basis, no active trading market has developed and none is likely to develop in the foreseeable future. Our common stock is not traded on any exchange. Accordingly, if you wish to sell shares you may experience a delay or have to sell them at a lower price in order to sell them promptly, if at all.

We may issue additional securities, which could affect the market price of our common stock and dilute your ownership.

          We may issue additional securities to raise additional capital, to support growth, or to make acquisitions. Sales of a substantial number of shares of our common stock, or the perception by the market that those sales could occur, could cause the market price of our common stock to decline or could make it more difficult for us to raise capital through the sale of common stock or to use our common stock in future acquisitions.

We do not plan to pay cash dividends in the foreseeable future.

         We have paid a cash dividend only once, and do not plan to pay cash dividends again in the foreseeable future. We plan to use the funds that might otherwise be available to pay dividends to expand our business.

         Declaration and payment of dividends are within the discretion of our board of directors. Our bank will be our most likely source of funds with which to pay cash dividends. Our bank's declaration and payment of future dividends to us are within the discretion of the bank's board of directors, and are dependent upon its earnings, financial condition, its need to retain earnings for use in the business and any other pertinent factors. The bank's payment of dividends is also subject to various regulatory requirements.

Provisions in our articles of incorporation and South Carolina law may discourage or prevent takeover attempts, and these provisions may have the effect of reducing the market price for our stock.

         Our articles of incorporation include several provisions that may have the effect of discouraging or preventing hostile takeover attempts, and therefore of making the removal of incumbent management difficult. In addition, South Carolina law contains several provisions that may make it more difficult for a third party to acquire control of us without the approval of our board of directors, and may make it more difficult or expensive for a third party to acquire a majority of our outstanding common stock. To the extent that these provisions are effective in discouraging or preventing takeover attempts, they may tend to reduce the market price for our stock.

Our common stock is not insured, so you could lose your total investment.

         Our common stock is not a deposit or savings account, and is not insured by the Federal Deposit Insurance Corporation or any other government agency. Should our business fail, you could lose your total investment.

                          RISKS RELATED TO OUR INDUSTRY

We are subject to governmental regulation that could change and increase our cost of doing business or have an adverse affect on our business.

         We operate in a highly regulated industry and are subject to examination, supervision and comprehensive regulation by various federal and state agencies. Our compliance with the requirements of these agencies is costly and may limit our growth and restrict certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, and locations of offices. We are also subject to capitalization guidelines established by federal authorities and our failure to meet those guidelines could result, in an extreme case, in our bank's being placed in receivership. We are also subject to some of the extensive and expensive requirements imposed on public companies by the Sarbanes-Oxley Act of 2002 and related regulations.

         The laws and regulations applicable to the banking industry could change at any time, particularly in light of recent developments in the economy and the financial services industry, and we cannot predict the impact of these changes on our business or profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.

We are susceptible to changes in monetary policy and other economic factors which may adversely affect our ability to operate profitably.

         Changes in governmental, economic and monetary policies may affect the ability of our bank to attract deposits and make loans. The rates of interest payable on deposits and chargeable on loans are affected by governmental regulation and fiscal policy as well as by national, state and local economic conditions. All of these matters are outside of our control and affect our ability to operate profitably.

Item 1B.   Unresolved Staff Comments.

         Not applicable.

Item 2.  Properties.

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

Item 4.  Submission of Matters to Vote of Security Holders.

         No matters were submitted to a vote of security holders during the fourth quarter of 2008.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

         The information set forth in the 2008 Annual Report under the caption "Market for Common Equity and Related Stockholder Matters," which is included in
Exhibit 13 to this Annual Report on Form 10-K, is incorporated herein by reference.

         The information required by Item 201(d) of Regulation S-K is set forth in Item 12 hereof.

         During the quarter ended March 31, 2008, the Company issued 8,396 shares of its common stock to a former director and employee upon the exercise of options, as reported in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008. Issuance of such shares was not registered under the Securities Act of 1933 in reliance upon the exemption provided by Section 4(2) thereof because the issuance did not involve a public offering. The Company has not in the past year sold any other securities that were not registered under the Securities Act of 1933.

         Neither the Company nor any  "affiliated  purchaser"  (as defined in 17
C.F.R. 240.10b-18(a)(3)) purchased any shares or units of any class of the Company's equity securities that is registered pursuant to Section 12 of the Exchange Act during the fourth quarter of 2008.

Item 6.  Selected Financial Data.

         Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The information set forth in the 2008 Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," which is included in Exhibit 13 to this Annual Report on Form 10-K, is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

          Not applicable.

Item 8.  Financial Statements and Supplementary Data.

         The Consolidated Financial Statements and notes thereto and Report of Independent Registered Public Accounting Firm set forth in the 2008 Annual Report, which are included in Exhibit 13 to this Annual Report on Form 10-K, are incorporated herein by reference.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

          Not Applicable.

Item 9A(T)  Controls and Procedures.

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

         Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company's management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2008 based on the criteria established in a report entitled "Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission" and the interpretive guidance issued by the Commission in Release No. 34-55929. Based on this evaluation, the Company's management has evaluated and concluded that the Company's internal control over financial reporting was effective as of December 31, 2008.

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

Item 9B.  Other Information

         No information was required to be disclosed in a report on Form 8-K during the fourth quarter of 2008 that was not disclosed.

                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance.

         The information set forth under the captions "Management of the Company" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2009 (the "2009 Proxy Statement") is incorporated herein by reference.

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

Audit Committee

         The Company has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The Audit Committee is responsible for seeing that audits of the Company are conducted annually. An independent registered public accounting firm is employed for that purpose by the Board of Directors upon recommendation of the Audit Committee. Reports on these audits are reviewed by the Committee upon receipt and a report thereon is made to the Board at its next meeting. The Audit Committee is comprised of Messrs. Gaston, Hooper, Hendricks, Spearman and Wike, each of whom is independent as defined in the Nasdaq Rules. The Audit Committee operates pursuant to a written charter.

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

Item 11. Executive Compensation.

         The information set forth under the captions "Management Compensation" and "Compensation of Directors" in the 2009 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2009 Proxy Statement is incorporated herein by reference.

                      Equity Compensation Plan Information

         The following table sets forth information as of December 31, 2008 about all of the Company's compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

                            Number of securities                                      Number of securities remaining
                             to be issued upon            Weighted-average            available for future issuance
                                exercise of               exercise price of          under equity compensation plans
                            outstanding options,        outstanding options,         (excluding securities reflected
Plan Category               warrants and rights          warrants and rights                  in column (a))
-----------------------     --------------------        --------------------          ------------------------------
                                    (a)                          (b)                                (c)
Equity compensation
plans approved by
security holders                   89,296                       $7.64                             71,049

Equity compensation
plans not approved by
security holders                   42,516                       $5.64                                  -
                                  -------                                                         ------

Total                             131,812                                                         71,049
                                  =======                                                         ======


         The equity securities under plans that have not been approved by security holders shown in the table are stock options granted to directors pursuant to the 1999 Organizers Agreements. The equity securities in the table under plans approved by security holders shown in the table are stock options granted to employees and directors pursuant to the 2003 Stock Option Plan. Further information about the options is set forth in the 2009 Proxy Statement under the captions "Compensation of Directors -- Organizers' Stock Options" and "Management Compensation -- 2003 Stock Option Plan."

Item 13.  Certain   Relationships   and  Related   Transactions,   and  Director
          Independence.

         The information set forth under the captions "Certain Relationships and Related Transactions," "Compensation of Directors - Organizers' Stock Warrants" and "Governance Matters - Director Independence" in the 2009 Proxy Statement is incorporated herein by reference. Each member of the Audit Committee and the Human Resources (compensation) Committee is independent as defined by the Nasdaq Stock Market Marketplace Rules. The entire Board of Directors serves as a nominating committee, and not all members of the Board are independent as defined by such rules.

Item 14. Principal Accountant Fees and Services

                  The information set forth under the caption "Registered Public Accounting Firm" in the 2009 Proxy Statement is incorporated herein by reference.

Item 15. Exhibits

(a)      Exhibits, Financial Statement Schedules.

Exhibit No.              Description
3.1            Articles of Incorporation of Registrant (1)
3.2            Bylaws of Registrant (1)
10.1           Form of Organizers' Option Agreements (2)
10.2           Cornerstone Bancorp 2003 Stock Option Plan (3)
10.3           Amended Change of Control Agreement between the Company and J. Roger Anthony (4)
10.4           Amended Change of Control Agreement between the Company and Jennifer M. Champagne (4)
10.5           Amended Change of Control Agreement between the Company Ben L. Garvin (4)
10.6           Form of Amendment to Endorsement Method Split Dollar Plan, dated as of
                 December 5, 2007, between the Company's wholly-owned subsidiary,
                 Cornerstone National Bank, and each of J. Rodger Anthony, Jennifer M. Champagne, and Ben L. Garvin (4)
10.7           Construction Contract between the Company and SYS Constructors, Inc., General Corporation (5)
13             Portions of 2008 Annual Report to Shareholders incorporated by reference into this Form 10-K
21             Subsidiaries of Registrant
31-1           Rule 13a-14(a) Certifications
31-2           Rule 13a-14(a) Certifications
32             Section 1350 Certifications
-----------------

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


SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Cornerstone Bancorp


March 20, 2009            By:   s/J. Rodger Anthony
                             -----------------------------------------------

                                J. Rodger Anthony
                                President and Chief Executive Officer

                          By:   s/Jennifer M. Champagne
                             -----------------------------------------------
                                Jennifer M. Champagne
                                Chief Financial Officer
                                (Principal Financial and Principal Accounting
                                 Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934 this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                Title                                              Date

/s/ J. Rodger Anthony
----------------------------
J. Rodger Anthony                        President, Chief Executive Officer, Director       March  20, 2009


----------------------------
Walter L. Brooks                         Director                                           March  20, 2009

/s/ Jennifer M. Champagne
----------------------------
Jennifer M. Champagne                    Chief Financial Officer , Director                 March  20, 2009

/s/ J. Bruce Gaston
----------------------------
J. Bruce Gaston                          Director                                           March 20, 2009

/s/ S. Ervin Hendricks, Jr.
----------------------------
S. Ervin Hendricks, Jr.                  Director                                           March  20, 2009

/s/ Joe E. Hooper
----------------------------
Joe E. Hooper                            Director                                           March  20, 2009

/s/ Susan S. Jolly
----------------------------
Susan S. Jolly                           Director                                           March  20, 2009

/s/ Robert R. Spearman
----------------------------
Robert R. Spearman                       Director                                           March  20, 2009

/s/ John M. Warren, Jr. M.D.
----------------------------
John M. Warren, Jr., M.D.                Director                                           March  20, 2009

/s/ George S. Wike, Jr.
----------------------------
George I. Wike, Jr.                      Director                                           March  20, 2009

                                  Exhibit Index

Exhibit No.              Description

Exhibit No.              Description
3.1            Articles of Incorporation of Registrant (1)
3.2            Bylaws of Registrant (1)
10.1           Form of Organizers' Option Agreements (2)
10.2           Cornerstone Bancorp 2003 Stock Option Plan (3)
10.3           Amended Change of Control Agreement between the Company and J. Roger Anthony (4)
10.4           Amended Change of Control Agreement between the Company and Jennifer M. Champagne (4)
10.5           Amended Change of Control Agreement between the Company Ben L. Garvin (4)
10.6           Form of Amendment to Endorsement Method Split Dollar Plan, dated as of
                 December 5, 2007, between the Company's wholly-owned subsidiary,
                 Cornerstone National Bank, and each of J. Rodger Anthony, Jennifer M. Champagne, and Ben L. Garvin (4)
10.7           Construction Contract between the Company and SYS Constructors, Inc., General Corporation (5)
13             Portions of 2008 Annual Report to Shareholders incorporated by reference into this Form 10-K
21             Subsidiaries of Registrant
31-1           Rule 13a-14(a) Certifications
31-2           Rule 13a-14(a) Certifications
32             Section 1350 Certifications
-----------------

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