Form 10-Q
period 2009-03-31
CORNERSTONE BANCORP/SC
filed 2009-05-13
CIK 1087455

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For The Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months(or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ] (Not yet applicable to the Registrant)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company . See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 [ ]  Yes    [X]   No

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

    Common Stock - No Par Value, 2,005,737 shares outstanding on May 1, 2009

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                       CORNERSTONE BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                                       March 31,        December 31,
                                                                                                         2009               2008
                                                                                                         ----               ----
Assets                                                                                                (Unaudited)

Cash and due from banks ........................................................................      $ 14,714,615      $  3,820,227
Federal funds sold .............................................................................           135,000           140,000
                                                                                                      ------------      ------------
       Cash and cash equivalents ...............................................................        14,849,615         3,960,227

Investment securities
   Available-for-sale ..........................................................................        20,680,042        19,676,604
   Other investments ...........................................................................           997,650         1,114,150

Loans, net .....................................................................................       135,235,725       129,483,130
Property and equipment, net ....................................................................         5,482,860         5,551,275
Cash surrender value of life insurance policies ................................................         1,784,563         1,768,520
Other real estate owned ........................................................................           219,200           575,000
Other assets ...................................................................................         1,773,163         1,722,161
                                                                                                      ------------      ------------
              Total assets .....................................................................      $181,022,818      $163,851,067
                                                                                                      ============      ============


Liabilities And Shareholders' Equity

Liabilities
   Deposits
     Noninterest bearing .......................................................................      $ 11,821,768      $ 10,069,125
     Interest bearing ..........................................................................       132,927,830       112,512,449
                                                                                                      ------------      ------------
     Total deposits ............................................................................       144,749,598       122,581,574
   Federal funds purchased .....................................................................                 -         1,810,000
   Customer repurchase agreements ..............................................................         4,494,080         4,582,619
   Borrowings from Federal Home Loan Bank of Atlanta ...........................................         6,856,297        10,394,005
   Broker repurchase agreements ................................................................         5,000,000         5,000,000
   Other liabilities ...........................................................................           461,013           345,922
                                                                                                      ------------      ------------

     Total liabilities .........................................................................       161,560,988       144,714,120

Commitments and contingencies

Shareholders' equity
   Preferred stock, 10,000,000 shares authorized, no shares issued .............................                 -                 -
   Common stock, no par value, 20,000,000 shares authorized, 2,106,023 and 1,991,565
       shares issued at March 31, 2009 and December 31, 2008, respectively .....................        19,023,640        18,323,333
   Retained earnings ...........................................................................           206,081           765,906
   Accumulated other comprehensive income ......................................................           232,109            47,708
                                                                                                      ------------      ------------

     Total shareholders' equity ................................................................        19,461,830        19,136,947
                                                                                                      ------------      ------------

     Total liabilities and shareholders' equity ................................................      $181,022,818      $163,851,067
                                                                                                      ============      ============

The accompanying notes are an integral part of these consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                                   For the three months ended
                                                                                                           March 31,
                                                                                                           ---------
                                                                                                 2009                       2008
                                                                                                 ----                       ----
Interest and Dividend Income
  Interest and fees on loans ................................................                $ 1,738,030                 $ 2,067,113
  Investment securities .....................................................                    251,788                     302,707
  Federal funds sold and interest bearing
    balances ................................................................                      2,556                      24,821
                                                                                             -----------                 -----------
     Total interest  income .................................................                  1,992,374                   2,394,641
                                                                                             -----------                 -----------

Interest Expense
  Deposits ..................................................................                    771,498                     924,235
  Borrowings ................................................................                    127,684                     144,436
                                                                                             -----------                 -----------
     Total interest expense .................................................                    899,182                   1,068,671
                                                                                             -----------                 -----------

Net Interest Income .........................................................                  1,093,192                   1,325,970
Provision for Loan Losses ...................................................                    160,000                     120,000
                                                                                             -----------                 -----------

     Net interest income after provision
       for loan losses ......................................................                    933,192                   1,205,970
                                                                                             -----------                 -----------

Noninterest Income
  Service charges on deposit accounts .......................................                    132,891                     141,946
  Mortgage loan origination fees ............................................                     54,518                      72,813
  Gain on sale of security ..................................................                     52,300                           -
  Other .....................................................................                     13,209                      29,935
                                                                                             -----------                 -----------
     Total noninterest income ...............................................                    252,918                     244,694
                                                                                             -----------                 -----------

Noninterest Expense
  Salaries and employee benefits ............................................                    602,041                     659,810
  Premises and equipment ....................................................                    147,990                     153,282
  Data processing ...........................................................                     57,186                      49,871
  Professional and regulatory fees ..........................................                    129,498                      74,761
  Supplies ..................................................................                     14,963                      20,742
  Advertising ...............................................................                     13,600                      16,492
  Other .....................................................................                    185,606                     150,361
                                                                                             -----------                 -----------
     Total noninterest expense ..............................................                  1,150,884                   1,125,319
                                                                                             -----------                 -----------
     Net income before taxes ................................................                     35,226                     325,345
Provision (benefit) for income taxes ........................................                     (6,670)                    105,451
                                                                                             -----------                 -----------
     Net income .............................................................                $    41,896                 $   219,894
                                                                                             ===========                 ===========

Earnings Per Share
  Basic .....................................................................                $       .02                 $       .11
  Diluted ...................................................................                $       .02                 $       .10
Weighted Average Shares Outstanding
  Basic .....................................................................                  2,094,532                   2,084,071
  Diluted ...................................................................                  2,103,140                   2,128,674

The accompanying notes are an integral part of these consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
               For the three months ended March 31, 2009 and 2008

                                   (Unaudited)

                                                                                                     Accumulated
                                                            Common stock                                 other             Total
                                                            ------------              Retained       comprehensive     shareholders'
                                                         Shares        Amount         earnings       income (loss)         equity
                                                         ------        ------         --------       -------------         ------

Balance, December 31, 2007 ......................       1,983,169    $ 18,185,328    $  1,177,450     $    218,052     $ 19,580,830
Net income ......................................               -               -         219,894                -          219,894
Other comprehensive income, net
   of income taxes
Unrealized loss on investment
   securities, net ..............................               -               -               -          (58,383)         (58,383)
                                                                                                                       ------------
Comprehensive income ............................               -               -                                           161,511
Stock based compensation ........................               -          14,455               -                -           14,455
Options exercised ...............................           8,396          81,833               -                -           81,833
Cumulative effect of accounting change ..........               -               -         (39,389)               -          (39,389)
                                                     ------------    ------------    ------------     ------------     ------------

Balance, March 31, 2008 .........................       1,991,565    $ 18,281,616       1,357,955     $    159,669     $ 19,799,240
                                                     ============    ============    ============     ============     ============


Balance, December 31, 2008 ......................       1,991,565    $ 18,323,333    $    765,906     $     47,708     $ 19,136,947
Net income ......................................               -               -          41,896                -           41,896
Other comprehensive income, net
   of income taxes
Unrealized gain on investment
   securities, net ..............................               -               -               -          184,401          184,401
                                                                                                                       ------------
Comprehensive income ............................                                                                           226,297
Stock based compensation ........................               -          18,586               -                -           18,586
Options exercised ...............................          14,172          80,000                                -           80,000
Stock dividend declared (5%) ....................         100,286         601,721        (601,721)               -                -
                                                     ------------    ------------    ------------     ------------     ------------

Balance, March 31, 2009 .........................       2,106,023    $ 19,023,640    $    206,081     $    232,109     $ 19,461,830
                                                     ============    ============    ============     ============     ============



The accompanying notes are an integral part of these consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                      For the three months ended
                                                                                                               March 31,
                                                                                                               ---------
                                                                                                       2009                 2008
                                                                                                       ----                 ----
Operating Activities
     Net income ..........................................................................        $     41,896         $    219,894
     Adjustments to reconcile net income to net cash provided by operating activities
        Depreciation and amortization ....................................................              73,168               77,445
        Provision for loan losses ........................................................             160,000              120,000
        Non-cash option expense ..........................................................              18,586               14,455
     Gain on sale of property and equipment ..............................................                (625)                   -
     Loss on sale of property acquired in foreclosure ....................................              24,753                    -
     Gain on sale of security available for sale .........................................             (52,300)
     Changes in operating assets and liabilities
        Change in interest receivable ....................................................              55,380              103,670
        Change in other assets ...........................................................            (122,425)             (72,273)
        Change in other liabilities ......................................................              20,098              (52,368)
                                                                                                  ------------         ------------

           Net cash provided by operating activities .....................................             218,531              410,823
                                                                                                  ------------         ------------

Investing Activities
     Proceeds from maturities and principal repayments of available for
        sale securities ..................................................................           2,375,939              693,721
     (Purchase) Redemption of FHLB and Federal Reserve stock .............................             116,500              (73,900)
     Purchase of investment securities available for sale ................................          (3,052,041)          (6,085,514)
     Purchase of property and equipment ..................................................                (395)             (17,415)
     Proceeds from sale of property acquired in foreclosure ..............................             550,247                    -
     Proceeds from sale of property and equipment ........................................                 625                    -
     Net increase in loans to customers ..................................................          (6,131,795)          (6,935,548)
                                                                                                  ------------         ------------

           Net cash used for investing activities ........................................          (6,140,920)         (12,418,656)
                                                                                                  ------------         ------------

Financing Activities
     Net increase in demand, savings and time deposits ...................................          22,168,024            7,321,514
     Net decrease in customer repurchase agreements ......................................             (88,539)            (775,811)
     Net decrease in Federal Funds Purchased .............................................          (1,810,000)                   -
     Repayment of FHLB advances ..........................................................          (5,037,708)            (337,708)
     Borrowings from FHLB ................................................................           1,500,000            2,300,000
     Proceeds from broker repurchase agreements ..........................................                   -            5,000,000
     Proceeds from exercise of stock options .............................................              80,000               81,833
                                                                                                  ------------         ------------

           Net cash provided by financing activities .....................................          16,811,777           13,589,828
                                                                                                  ------------         ------------

           Net increase in cash and cash equivalents .....................................          10,889,388            1,581,995

Cash and Cash Equivalents, Beginning of Period ...........................................           3,960,227            5,233,777
                                                                                                  ------------         ------------

Cash and Cash Equivalents, End of Period .................................................        $ 14,849,615         $  6,815,772
                                                                                                  ============         ============

Supplemental Information
    Cash paid for interest ...............................................................        $    896,910         $  1,019,693
    Cash paid for income taxes ...........................................................        $      5,181         $          -
Non-cash Supplemental information
    Loans transferred to other real estate owned .........................................        $    219,200         $    236,644
    Loans charged-off, net ...............................................................        $    157,906         $    183,993


The accompanying notes are an integral part of these consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Summary of Significant Accounting Principles

A summary of significant accounting policies is included in the Cornerstone Bancorp (the "Company") 2008 Annual Report to Shareholders, which also contains the Company's audited financial statements for 2008 and is also included in the Form 10-K for the year ended December 31, 2008.

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

Management Opinion

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly they do not contain all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The statements in this report are unaudited. In the opinion of management, all the adjustments necessary to present a fair statement of the results for the interim period have been made. Such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of the results to be expected for an entire year. These interim financial statements should be read in conjunction with the annual financial statements and notes thereto contained in the 2008 Annual Report on Form 10-K.

Earnings per Share

Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" requires that the Company present basic and diluted net income (loss) per common share. The assumed conversion of stock options creates the difference between basic and diluted net income per share. Income per share is calculated by dividing net income by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares outstanding for basic net income per common share for the three month period ended March 31, 2009 was 2,094,532 shares. The weighted average number of common shares outstanding for diluted net income per share for the quarter ended March 31, 2009 was 2,103,140 shares. There were 104,898 outstanding options that were anti-dilutive as of March 31, 2009. The calculation of earnings per share includes the effect of the 5% stock dividend declared on April 14, 2009 as if it had been declared on January 1, 2009.

Stock Based Compensation

As described in Notes 1 and 17 to the financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2008, the Company has a stock-based employee and director compensation plan, which was approved by shareholders in 2003 (the "2003 Plan").

The Company accounts for stock-based compensation under the provisions of SFAS No. 123(R). On January 12, 2009 and January 2, 2008, the Board of Directors awarded options to purchase 15,600 and 19,200 shares, respectively, to executive officers and directors under the 2003 Plan. The options vest over five years and expire ten years from the date of grant. The exercise price for the 2009 grant was $10.00 per share. After giving effect to the 5% stock dividend declared April 14, 2009 and payable on May 29, 2009 to shareholders of record as of May 12, 2009, the number of options granted in 2009 will be adjusted to 16,380 with an exercise price of $9.52 per share, in accordance with the terms of the 2003 Plan. Refer to the notes to the financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2008 for further information.

The fair value of an option is estimated on the date of grant using the Black-Scholes option pricing model. The risk free interest rate used in the calculation was 2.34% for the 2009 grant and 3.91% for the 2008 grant (equal to the U.S. Treasury 10 year constant maturity on the date of grant) and the assumed dividend rate was zero in each case. The expected option life in each case was 10 years. Volatility was estimated at 38.71% for the 2009 grant and 27.5% for the 2008 grant based on a review of stock trades known to management or quoted on the OTC Bulletin Board during the preceding period. Management is aware of only limited trades, which may not represent market value as the stock is not traded on an exchange, though it is quoted on the OTC Bulletin Board. For the three months ended March 31, 2009, the Company expensed $4,543 related to options granted in 2009, $4,913 related to options granted in 2008, $5,174 related to options granted in 2007, and $3,956, related to the options granted in 2006. The expense is included in salaries and employee benefits in the accompanying consolidated statements of income.

Prior to adopting the provisions of SFAS No. 123(R) the Company accounted for stock option awards under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. These awards are fully vested, and no compensation expense has been recognized related to these option awards. Options were granted under the 2003 Plan in 2004 and 2005, and have been adjusted to reflect the stock dividends declared since the grant date. As of March 31, 2009 there are 104,898 options outstanding under the 2003 Plan, exercisable at a weighted average exercise price of $11.08 per share. Following the 5% stock dividend declared by the Board of Directors on April 14, 2009 and payable to shareholders of record on May 12, 2009, the adjusted number of options outstanding will be approximately 110,143 and the weighted average exercise price will be $10.56 per share, all in accordance with the 2003 Plan.

The Company awarded options to its Organizers in 1999 (the "Organizers' Options"). Each of the organizing directors was awarded options to purchase 4,000 shares of the Company's common stock at $10.00 per share. The options expire 10 years from the date of grant. Since 1999, 24,000 of the original options have been exercised (34,786 after stock dividends) and 4,000 have been forfeited. As of March 31, 2009, after the effect of stock dividends and exercises, there are 28,342 Organizers' Options outstanding. Each option is currently exercisable at a price of $5.64. Following the 5% stock dividend declared by the Board of Directors on April 14, 2009 and payable to shareholders of record on May 12, 2009, the adjusted number of Organizers Options outstanding will be 29,759 and the exercise price will be $5.37 per share, all in accordance with the terms of the original grant. These options vested in 2002 and were accounted for under the provisions of APB No. 25.

Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of interest and noninterest income and expenses during the reporting period. Actual results could differ from those estimates. The primary significant estimate in the accompanying consolidated financial statements is the allowance for loan losses. A discussion of the significant factors involved in estimating the allowance for loan losses is included in this Form 10-Q in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the section titled "Results of Operations" and in the Company's 2008 Form 10-K. The provision for income taxes is also considered a significant estimate.

Concentrations of credit risk

The Bank makes loans to individuals and small businesses located primarily in upstate South Carolina for various personal and commercial purposes. The Bank has a diversified loan portfolio and borrowers' ability to repay loans is not dependent upon any specific economic sector. The Bank monitors the portfolio for concentrations of credit on a quarterly basis using North American Industry Codes ("NAIC") and using definitions required by regulatory agencies. The Bank has loans in two NAIC categories that each represents more than 10% of the portfolio. The NAIC concentrations are 31.5% in Residential Building Construction and 16.0% in Real Estate and Rental and Leasing. The portfolio also has loans representing 20 other NAIC categories.

The Bank has concentrations in loans collateralized by real estate according to the regulatory definition. Included in this segment of the portfolio is the category for construction and development loans. While the Bank does have a concentration of loans in this category, the Bank's business is managed in specific ways with the intention of helping to reduce the risks normally associated with construction lending. Management requires lending personnel to visit job sites, maintain frequent contact with borrowers and perform or commission inspections of completed work prior to issuing additional construction loan draws. In addition, management employs additional procedures for monitoring construction loans, such as engaging an independent appraiser to perform routine reviews of the percentage complete inspection reports for a sample of construction projects. Senior management compares the independent review report to the percentage complete report in the Bank's loan files. Any discrepancy is investigated immediately to help insure that the Bank's investment is protected.

The Bank does not make long term (more than 15 years) mortgage loans to be held in its portfolio, does not offer loans with negative amortization features or long-term interest only features, or loans with loan to collateral value ratios in excess of 100% at the time the loan is made. The Bank does offer loan products with features that can increase credit risk during periods of declining economic conditions, such as adjustable rate loans, short-term interest-only loans, and loans with amortization periods that differ from the maturity date (i.e., balloon payment loans). However, the Bank evaluates each customer's creditworthiness based on the customer's individual circumstances, and current and expected economic conditions, and underwrites and monitors each loan for associated risks. Loans made with exceptions to internal loan guidelines and those with loan-to-value ratios in excess of regulatory loan-to-value guidelines are monitored and reported to the Board of Directors on a monthly basis. The regulatory loan-to-value guidelines permit exceptions to the guidelines up to a maximum of 30% of total capital for commercial loans and exceptions for all types of real estate loans up to a maximum of 100% of total capital. As of March 31, 2009, the Bank has $1.9 million of loans which exceed the regulatory loan to value guidelines. This amount is within the maximum allowable exceptions to the guidelines.

Recently issued accounting standards

The following is a summary of recent authoritative pronouncements that may affect accounting, reporting, and disclosure of financial information by the
Company:

Effective January 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

     Level 1-Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as U.S. Treasuries and money market funds.

     Level 2-Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt with quoted prices that are traded less frequently than exchange-traded instruments, mortgage-backed securities, municipal bonds, corporate debt securities, and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain derivative contracts and impaired loans.

     Level 3-Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. For example, this category generally includes certain private equity investments, retained residual interests in securitizations, residential mortgage servicing rights, and highly-structured or long-term derivative contracts.

Adoption of SFAS No. 157 did not have a significant impact on the Company's financial position, results of operations, or cash flows.

In May, 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS NO. 162 was effective November 15, 2008. The FASB has stated that it does not expect SFAS No. 162 will result in a change in current practice. The application of SFAS No. 162 had no effect on the Company's financial position, results of operations or cash flows.

FSP EITF 99-20-1, "Amendments to the Impairment Guidance of EITF Issue No. 99-20," ("FSP EITF 99-20-1") was issued in January 2009. Prior to the Staff Position, other-than-temporary impairment was determined by using either EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets," ("EITF 99-20") or SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," depending on the type of security. EITF 99-20 required the use of market participant assumptions regarding future cash flows regarding the probability of collecting all cash flows previously projected. SFAS 115 determined impairment to be other than temporary if it was probable that the holder would be unable to collect all amounts due according to the contractual terms. To achieve a more consistent determination of other-than-temporary impairment, the Staff Position amends EITF 99-20 to determine any other-than-temporary impairment based on the guidance in SFAS No. 115, allowing management to use more judgment in determining any other-than-temporary impairment. The Staff Position was effective for the Company as of December 31, 2008. Management has reviewed and evaluated the Company's security portfolio for any other-than-temporary impairments.

The SEC's Office of the Chief Accountant and the staff of the FASB issued press release 2008-234 on September 30, 2008 ("Press Release") to provide clarifications on fair value accounting. The Press Release includes guidance on the use of management's internal assumptions and the use of "market" quotes. It also reiterates the factors in SEC Staff Accounting Bulletin ("SAB") Topic 5M that should be considered when determining other-than-temporary impairment: the length of time and extent to which the market value has been less than cost; financial condition and near-term prospects of the issuer; and the intent and ability of the holder to retain its investment for a period of time sufficient to allow for any anticipated recovery in market value.

On October 10, 2008, the FASB issued FSP SFAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" ("FSP SFAS 157-3"). This Staff Position clarifies the application of SFAS No. 157 in a market that is not active, and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active. The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. For the Company, this FSP was effective for the quarter ended September 30, 2008. The Company considered the guidance in the Press Release and in FSP SFAS 157-3 when conducting its review for other-than-temporary impairment as of March 31, 2009.

On April 9, 2009, the FASB issued three staff positions related to fair value which are discussed below.

FSP SFAS 115-2 and SFAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments," ("FSP SFAS 115-2 and SFAS 124-2") categorizes losses on debt securities available-for-sale or held-to-maturity determined by management to be other-than-temporarily impaired into losses due to credit issues and losses related to all other factors. Other-than-temporary impairment
(OTTI) exists when it is more likely than not that the security will mature or be sold before its amortized cost basis can be recovered. An OTTI related to credit losses should be recognized through earnings. An OTTI related to other factors should be recognized in other comprehensive income. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. Annual disclosures required in SFAS 115 and FSP SFAS 115-1 and SFAS 124-1 are also required for interim periods (including the aging of securities with unrealized losses).

FSP SFAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly" recognizes that quoted prices may not be determinative of fair value when the volume and level of trading activity has significantly decreased. The evaluation of certain factors may necessitate that fair value be determined using a different valuation technique. Fair value should be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction, not a forced liquidation or distressed sale. If a transaction is considered to not be orderly, little, if any, weight should be placed on the transaction price. If there is not sufficient information to conclude as to whether or not the transaction is orderly, the transaction price should be considered when estimating fair value. An entity's intention to hold an asset or liability is not relevant in determining fair value. Quoted prices provided by pricing services may still be used when estimating fair value in accordance with SFAS 157; however, the entity should evaluate whether the quoted prices are based on current information and orderly transactions. Inputs and valuation techniques are required to be disclosed in addition to any changes in valuation techniques.

FSP SFAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and also requires those disclosures in summarized financial information at interim reporting periods A publicly traded company includes any company whose securities trade in a public market on either a stock exchange or in the over-the-counter market, or any company that is a conduit bond obligor. Additionally, when a company makes a filing with a regulatory agency in preparation for sale of its securities in a public market it is considered a publicly traded company for this purpose.

The three staff positions are effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, in which case all three must be adopted. The Company will adopt the staff positions for its second quarter 10-Q but does not expect the staff positions to have a material impact on the consolidated financial statements.

Also on April 1, 2009, the FASB issued FSP SFAS 141(R)-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies." The FSP requires that assets acquired and liabilities assumed in a business combination that arise from a contingency be recognized at fair value. If fair value cannot be determined during the measurement period as determined in SFAS 141 (R), the asset or liability can still be recognized if it can be determined that it is probable that the asset existed or the liability had been incurred as of the measurement date and if the amount of the asset or liability can be reasonably estimated. If it is not determined to be probable that the asset/liability existed/was incurred or no reasonable amount can be determined, no asset or liability is recognized. The entity should determine a rational basis for subsequently measuring the acquired assets and assumed liabilities. Contingent consideration agreements should be recognized initially at fair value and subsequently reevaluated in accordance with guidance found in paragraph 65 of SFAS 141 (R). The FSP is effective for business combinations with an acquisition date on or after the beginning of the Company's first annual reporting period beginning on or after December 15, 2008. The Company will assess the impact of the FSP if and when a future acquisition occurs.

The Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 111 on April 9, 2009 to amend Topic 5.M., "Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities" and to supplement FSP SFAS 115-2 and SFAS 124-2. SAB 111 maintains the staff's previous views related to equity securities; however debt securities are excluded from its scope. The SAB provides that "other-than-temporary" impairment is not necessarily the same as "permanent" impairment and unless evidence exists to support a value equal to or greater than the carrying value of the equity security investment, a write-down to fair value should be recorded and accounted for as a realized loss. The SAB was effective upon issuance and had no impact on the Company's financial position.


Accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.


          CAUTIONARY NOTICE WITH RESPECT TO FORWARD LOOKING STATEMENTS

Statements included in this report which are not historical in nature are intended to be, and are hereby identified as "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. Words such as "estimate," "project," "intend," "expect," "believe," "anticipate," "plan," "may," "will," "should," "could," "would," "assume," "indicate," "contemplate," "seek," "target," "potential," and similar expressions identify forward-looking statements. The Company cautions readers that forward looking statements including without limitation, those relating to the Company's new offices, future business prospects, revenues, working capital, adequacy of the allowance for loan losses, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ from those indicated in the forward looking statements, due to several important factors identified in this report, among others, and other risks and factors identified from time to time in the Company's other reports filed with the Securities and Exchange Commission.

These  forward-looking   statements  are  based  on  our  current  expectations,
estimates and projections about our industry, management's beliefs, and assumptions made by management. Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies, and objectives concerning the Company's future financial and operating performance. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict, particularly in light of the fact that the Company is a relatively new company with limited operating history. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements. The risks and uncertainties include, but are not limited to:

     o    future economic and business conditions;
     o    the Company's growth and ability to maintain growth;
     o    governmental monetary and fiscal policies;
     o    legislative and regulatory changes;
     o    the  effect  of  interest  rate  changes  on  our  level,   costs  and
          composition of deposits, loan demand, and the values of our loan collateral, securities, and interest sensitive assets and liabilities;

     o the indirect effects on demand for the Company's mortgage loan products arising from effects on the overall market of the subprime mortgage loan situation and government programs;
     o the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services, as well as competitors that offer banking products and services by mail, telephone, computer, and/or the Internet;
     o    credit risks;
     o    higher than anticipated levels of defaults on loans;
     o    perceptions by depositors about the safety of deposits;
     o    failure of our customers to repay loans;
     o failure of assumptions underlying the establishment of the allowance for loan losses, including the value of collateral securing loans;
     o the risks of opening new offices, including, without limitation, the related costs and time of building customer relationships and integrating operations, and the risk of failure to achieve expected gains, revenue growth and/or expense savings;
     o    changes in accounting policies, rules, and practices;
     o    cost and difficulty of implementing changes in technology or products;
     o loss of consumer confidence and economic disruptions resulting from terrorist activities;
     o    ability to weather the current economic downturn;
     o    loss of  consumer  or  investor  confidence;  and
     o other factors and information described in this report and in any of the other reports we file with the Securities and Exchange Commission under the Securities Act of 1934.

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

Effect of Economic Trends

During the fourth quarter of 2008 and continuing into the first quarter of 2009, the FDIC, the Federal Reserve, the Department of the Treasury and Congress took a number of actions designed to alleviate or correct mounting problems in the financial services industry. A number of these initiatives were directly applicable to community banks.

Congress enacted the Emergency Economic Stabilization Act of 2008 which, among other things, temporarily increased the maximum amount of FDIC deposit insurance from $100,000 to $250,000 and created a Troubled Assets Relief Program ("TARP") administered by Treasury. In October, 2008, Treasury announced a Capital Purchase Program ("CPP") under TARP to increase the capital of healthy banks. Under the CPP, Treasury would purchase preferred stock with warrants from qualified banks and bank holding companies in an amount up to 3% of the seller's risk-weighted assets as of September 30, 2008. Institutions wishing to participate in the CPP were required to file an application with their principal federal regulators. The Company filed such an application and received preliminary approval to sell preferred stock to the Treasury, but ultimately elected not to participate in the CPP because of (i) the cost of the preferred stock, (ii) the open-ended administrative burdens associated with the preferred stock, including having to agree to allow Treasury to amend unilaterally the stock purchase agreement to comply with subsequent changes in applicable federal statutes, (iii) the fact that the Company and the Bank were already well capitalized under regulatory guidelines and expected to continue to be so, and
(iv) management's belief that other sources of capital were, and would continue to be, available should additional capital be needed.

The FDIC also implemented in October, 2008, a Temporary Liquidity Guarantee Program consisting of a deposit insurance component pursuant to which it undertook to provide deposit insurance in an unlimited amount for non-interest bearing transaction accounts, and a debt guarantee component pursuant to which it undertook to fully guarantee senior, unsecured debt issued by banks or bank holding companies. Coverage of both components was automatic until December 5, 2008, at which time covered institutions could opt out of one or both of the components. Institutions not opting out would be charged fees for their participation in the components. The Bank did not opt out of either component.

An unfortunate consequence of the difficulties that have beset the banking industry in the last year has been a large increase in bank failures, which has led to substantial claims being made against the FDIC's Deposit Insurance Fund. In order to increase the amount in the Deposit Insurance Fund to reflect the increased risk of additional bank failures and insurance claims, the FDIC has raised its assessments on banks for 2009, and has also proposed a special one-time assessment of 20 cents per $100 of assessable deposits, to be paid in September, 2009, based on deposits at June 30, 2009. There appears, however, to be a possibility that the assessment will be reduced if Congress authorizes the FDIC to borrow sufficient funds. Assuming that the special assessment is imposed as proposed and without reduction, the additional cost to the Bank in 2009 would be approximately $289,000.

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

The current outlook for the national economy in the United States remains negative. Management expects that unfavorable economic conditions will persist through 2009. We will continue to monitor both the local and national economic conditions in an effort to minimize any negative impact on the Company.

Throughout 2008 and into the first quarter of 2009, the Federal Reserve has held its target short-term interest rates at very low levels by historical standards. The Federal Reserve has done this as part of its response to the economic turmoil currently dominating the U.S. economy. As a result of the decreases in interest rates by the Federal Reserve, interest rates applicable to many of the Bank's loans, which are tied to the prime rate, have also remained very low. However, interest rates on the Bank's interest bearing liabilities have not decreased by the same magnitude, tightening the Bank's net interest margin. In addition, the turmoil in the national mortgage market over the last fifteen months has impacted our ability to broker mortgage loans for our customers. Many third party lenders have changed their programs frequently, discontinued programs, and tightened credit standards. The result has been a low level of income earned from mortgage brokerage fees. Both of these trends negatively impacted the Company's profitability in 2008 and have continued to create challenges into 2009. Additionally, problems in the economy have adversely affected the ability of some borrowers to repay their loans. Although the Company's market area has not experienced the negative effects of the slowing economy and real estate markets and the decline in real estate values to as great a degree as many other parts of the country, these factors have had some effect on the local markets, as evidenced by the increases in our potential problem loans, charge-offs, and nonaccrual loans.


Results of Operations

Results of Operations for the Three Months Ended March 31, 2009 and 2008

Summary

The Company earned $41,896 during the first quarter of 2009 or $.02 per basic and diluted share compared to income of $219,894 during the first quarter of 2008 or $.11 per basic and $.10 per diluted share, after giving effect to the five percent stock dividend declared in 2009. Reasons for the decline in earnings include a decrease in the net interest margin, an increase in the provision for loan losses, and a decrease in mortgage loan origination fees. These were partially offset by a gain on the sale of an available-for-sale security in 2009. The decrease in the net interest margin is due to changes in market interest rates as described above. The decrease in mortgage loan origination fees is also related to trends in the national market for mortgage loan products. The increase in the provision for loan losses is a result of an increase in potential problem loans related to the current economic environment.

Net Interest Income

Net interest income is the primary driver of net income for the Company. Net interest income is equal to the difference between interest income earned on the Company's interest earning assets and the interest paid on its interest bearing liabilities. Throughout 2008 and continuing into 2009, we have experienced pressure on our interest rate margin as a result of market conditions. The Bank's balance sheet is sensitive to changes in market interest rates because approximately 62% of the Bank's loans are tied to the Prime Rate, which responds immediately to changes in market interest rates. Although many of the Bank's interest-bearing liabilities are also short-term in nature, even when those rates can be changed, liquidity needs of other institutions may put pressure on the Bank to keep deposit account interest rates high in order to retain deposits. As a result of maintenance of very low target interest rates by the Federal Open Market Committee of the Federal Reserve from September 2007 through March of 2009, earning rates on over half of the Bank's loan portfolio adjusted downward and remain low. While the average balance of loans outstanding grew 18.2% in the first quarter of 2009 as compared to the first quarter of 2008, decreases in rates earned on the portfolio had a greater impact on interest income than the increases in volume. Average rates earned decreased 219 basis points in the first quarter of 2009 compared to the first quarter of 2008. In contrast, average rates paid on interest bearing liabilities decreased only 123 basis points year over year.

The table below illustrates the average balances of interest earning assets and interest bearing liabilities and the resulting annualized yields and costs for the three month periods ended March 31, 2009 and 2008.

                                                           March 31, 2009                             March 31, 2008
                                                           --------------                             --------------
                                                 Average                     Average        Average                      Average
                                                 Balance       Interest    Yield/ Cost      Balance        Interest    Yield/ Cost
                                                 -------       --------    -----------      -------        --------    -----------
Investments ................................    $ 21,157,694   $  251,788     4.83%       $ 23,155,707     $  302,707    5.30%
Federal Funds Sold .........................         342,700          165      .20%          3,026,868         21,490    2.88%
Loans ......................................     130,580,290    1,738,030     5.40%        110,492,096      2,067,113    7.59%
Other ......................................       8,791,938        2,391      .11%            328,556          3,331    4.11%
                                                ------------   ----------                 ------------     ----------
   Total interest earning assets ...........     160,872,622    1,992,374     5.02%        137,003,227      2,394,641    7.09%
                                                ============   ----------                 ============     ----------

Interest bearing transaction accounts ......      12,797,308       21,330      .68%         13,367,584         36,931    1.12%
Savings and money market ...................      24,633,537      118,960     1.96%         10,862,065         53,722    2.01%
Time deposits ..............................      89,204,351      631,209     2.87%         77,113,830        833,582    4.38%
                                                ------------   ----------                 ------------     ----------
   Total interest bearing deposits .........     126,635,196      771,499     2.47%        101,343,479        924,235    3.70%
Customer repurchase agreements and
    Federal Funds purchased ................       4,474,792       27,388     2.48%          5,827,419         57,690    4.01%
Borrowings from FHLB Atlanta ...............       8,098,112       56,745     2.84%          5,203,892         48,575    3.79%
Broker repurchase agreements ...............       5,000,000       43,550     3.53%          4,340,659         38,171    3.57%
                                                ------------   ----------                 ------------     ----------
   Total interest bearing liabilities ......    $144,208,100      899,182     2.53%       $116,715,449      1,068,671    3.71%
                                                ============   ----------                 ============     ----------

Net interest income ........................                   $1,093,192                                  $1,325,970
                                                               ==========                                  ==========
Interest rate spread .......................                                  2.49%                                      3.38%
Interest margin ............................                                  2.76%                                      3.93%

The Bank, which accounts for all of the Company's sensitivity to changes in interest rates, measures interest sensitivity using various measures. Using a static GAP measurement, which compares the amount of interest sensitive assets repricing within a one year time period as compared to the amount of interest sensitive liabilities repricing within the same time frame, the Bank's sensitivity to changes in interest rates can be analyzed. This method does not take into account loan prepayments and other non-contractual changes in balances and the applicable interest rates, but it does give some information as to possible changes in net interest income that could be expected simply as a result of changes in interest rates. As of March 31, 2009, the Bank's cumulative Gap ratio was .80 through 12 months. This indicates a liability-sensitive position as of March 31, 2009. Based on a static GAP measurement, in a period of rising interest rates, asset-sensitive balance sheets would be normally expected to experience a widening of the net interest margin, while liability-sensitive balance sheets would normally be expected to experience pressure on the net interest margin. In a period of decreasing interest rates, liability-sensitive balance sheets would normally be expected to experience a widening of the net interest margin and asset-sensitive balance sheets would normally be expected to experience the opposite effect. Various market factors can, however, affect the net interest margin and cause it to react differently to changes in interest rates than would normally be expected under the static GAP model. For example, although the Bank has the contractual right to decrease rates on its liabilities as the Federal Reserve lowers rates, in the past twelve months, the Bank has experienced difficulty in lowering rates on its liabilities because it has been competing for funds with many other entities, some of which have faced significant liquidity needs. This competition for funds has resulted in an increase in rates or a lack of decreases in rates by many of the sources the Bank ordinarily uses for funding. This illustrates the difficulty in predicting changes in interest income using various analytical tools such as the static GAP measurement.

Provision for loan losses

For the quarter ended March 31, 2009, the Company expensed $160,000 to the provision for loan losses. The Bank sets allowance for loan loss levels in response to trends in the portfolio and the level of potential problem loans. During the quarter, charge-offs totaled $157,906 and recoveries totaled $500. Management has sought to provide the amount estimated to be necessary to maintain an allowance for loan losses that is adequate to cover the level of loss that management believed to be inherent in the portfolio as a whole, taking into account the Company's experience, economic conditions and information about borrowers available at the time of the analysis. However, management expects further deterioration of economic conditions in the Company's market areas is likely in the short-term, especially with respect to real estate related activities and real property values. Consequently, management expects that further increases in provisions for loan losses could be needed in the future. See "Balance Sheet Review- Loans" for additional information on the Company's loan portfolio and allowance for loan losses.

Noninterest income

The primary recurring drivers of noninterest income for the Company and the Bank are service charges on deposit accounts and mortgage loan origination fees. For the three months ended March 31, 2009, the Company earned $132,891 in service charges on deposit accounts compared to $141,946 for the same period in 2008. The decrease is attributable to a decrease in charges for insufficient funds. Mortgage loan origination fees in the first quarter of 2009 have decreased by $18,295 or 25% compared to the first quarter of 2008. The decrease is directly related to problems that borrowers are facing as they try to purchase or refinance homes. National mortgage lenders have changed or deleted programs and tightened credit standards. Some credit worthy borrowers are not making refinancing or purchase decisions until they can determine that interest rates have probably reached their lowest level for this economic cycle.

Noninterest expense

Noninterest expense totaled $1.15 million for the three months ended March 31, 2009 and $1.13 million for the three months ended March 31, 2008. Salaries and employee benefits decreased approximately $57,769 or 8.8% in 2009 compared to 2008 due to retirements. Data processing increased 14.7% in 2009 over 2008, mainly due to price increases at our core processor. Professional and regulatory fees increased 73.2%. This dramatic increase relates to premiums for FDIC insurance. The FDIC released a statement on February 27, 2009, stating that the FDIC Board adopted an interim rule imposing a 20 basis point emergency special assessment on the industry on June 30, 2009. The assessment is to be collected on September 30, 2009. The interim rule would also permit the Board to impose an emergency special assessment after June 30, 2009, of up to 10 basis points if necessary to maintain public confidence in federal deposit insurance. The banking industry has strongly opposed the amount of this assessment on the basis that the industry will be further weakened by this assessment in its current form. The FDIC has stated in the month since the special assessment was announced that it will not impose the assessment in its current form if workable alternatives can be found. At this time, there can be no assurance that the assessment will be reduced. As a result, the Company accrued a portion of the special assessment during the first quarter of 2009. Total FDIC insurance premium expense for the quarter ended March 31, 2009 was $65,375 compared to $17,144 for the quarter ended March 31, 2008. Other expense increased $35,245 or 23.4% in 2009 over 2008 levels. Other expense in 2009 includes approximately $22,700 of additional software licensing costs and loan-related expenses of $25,397 which are primarily associated with the foreclosure process and re-appraisals of properties collateralizing loans.

Balance Sheet Review

Investments

At March 31, 2009, the Bank held available for sale securities with a fair value and amortized cost of $20.7 million and other investments with an amortized cost of $1.0 million. Available for sale securities include government sponsored enterprise bonds, mortgage-backed securities, municipal bonds, and preferred stock issued by the Federal National Mortgage Association ("FNMA"), a government sponsored enterprise. The fair values of the Company's available for sale investments, other than municipal bonds, are measured on a recurring basis using quoted market prices in active markets for identical assets and liabilities ("Level 1 inputs" under SFAS 157). Due to the lower level of trading activity in municipal bonds, the fair market values of these investments are measured based on other inputs such as inputs that are observable or can be corroborated by observable market data for similar assets with substantially the same terms ("Level 2 inputs" under SFAS 157).

Other investments include stock in the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank. These stocks are held at amortized cost because they have no quoted market value and have historically been redeemed at par value. However, there can be no assurance that these stocks will, in fact, be redeemed at cost in the future.

As of March 31, 2009, investments available for sale had a net unrealized gain of $351,680. As of March 31, 2009 we held nine investments that are in an unrealized loss position. Of those nine, only two had been in an unrealized loss position for more than 12 months. The amount of the total unrealized loss in the portfolio is $214,958, with $61,132 related to the two securities in an unrealized loss position for 12 months or more. The Bank has historically had the intent and ability to hold investments until maturity, and expects to be able to continue to do so. One of the two investments in a net unrealized loss position at March 31, 2009 is our investment in FNMA Preferred stock. In
September 2008 the U.S. Treasury placed FNMA in conservatorship. At that time the Company recognized an other-than-temporary-impairment charge. However, there can be no certainty that we will not incur further losses on the FNMA preferred stock. The amortized cost of our investment in FNMA preferred stock is $87,200 and the fair value is $31,600 at March 31, 2009. The majority of the remaining investments with unrealized losses at March 31, 2009 are issued by various municipal governments. Based on our review of these securities, we do not currently expect that these losses are other than temporary.


Loans

The following table summarizes the composition of our loan portfolio.

                                                               March 31, 2009                  March 31, 2008
                                                               --------------                  --------------
                                                                             % of                            % of
                                                             Amount         Loans             Amount         Loans
                                                             ------         -----             ------         -----
        Commercial and industrial .......................   $ 16,378,633      12.0%          $ 18,748,902     16.3%
        Real Estate - construction ......................     54,778,470      40.0             48,773,907     42.3
        Real Estate - mortgage
               1-4 family residential ...................     26,335,962      19.2             20,290,520     17.6
               Nonfarm, nonresidential ..................     36,537,853      26.7             23,468,989     20.4
               Multifamily residential ..................      1,220,996       0.9              1,598,772      1.4
        Consumer installment ............................      1,684,968       1.2              2,277,153      2.0
                                                            ------------     -----           ------------    -----
                   Total Loans ..........................    136,936,882     100.0%           115,158,243    100.0%
                                                                             =====                           =====
                Less allowance for loan losses ..........     (1,701,157)                      (1,229,137)
                                                            ------------                     ------------
                   Net Loans ............................   $135,235,725                     $113,929,106
                                                            ============                     ============

Activity in the allowance for loan losses for the first three months of 2009 and 2008 is presented below.

                                                                                       Three months ended         Three months ended
                                                                                         March 31, 2009             March 31, 2008
                                                                                         --------------             --------------

Allowance for loan losses, beginning of year ...................................           $   1,698,563             $   1,293,130
Provision for losses ...........................................................                 160,000                   120,000
Charge-offs ....................................................................                (157,906)                 (183,993)
Recoveries .....................................................................                     500                         -
                                                                                           -------------             -------------
      Allowance for loan losses, end of period .................................           $   1,701,157             $   1,229,137
                                                                                           =============             =============
Ratios
     Nonperforming loans to loans at end of period .............................                   3.44%                      .61%
     Net (charge-offs) recoveries to average loans
           outstanding .........................................................                   (.12%)                    (.17%)
     Net (charge-offs) recoveries to loans at end of period ....................                   (.11%)                    (.16%)

     Allowance for loan losses to average loans ................................                   1.27%                     1.11%
     Allowance for loan losses to loans at end of period .......................                   1.24%                     1.07%
     Net (charge-offs) recoveries to allowance for loan losses .................                  (9.25%)                  (14.97%)

     Net (charge-offs) recoveries to provision for loan losses .................                  (98.4%)                  (153.3%)

Charge-offs totaled $157,906 for the first three months of 2009 and recoveries totaled $500. These charge-offs related to a number of different loans, in multiple collateral categories.

Loans which management identifies as impaired generally will be nonperforming loans. Nonperforming loans include nonaccrual loans or loans which are 90 days or more delinquent as to principal or interest payments. As of March 31, 2009, the Bank had nonaccrual loans of $4.7 million, representing 31 loans. Each of these loans is secured by real estate. These loans are currently being carried at management's best estimate of net realizable value, although no assurance can be given that no further losses will be incurred on these loans until the collateral has been acquired and liquidated or other arrangements can be made. Management's estimates of net realizable, or fair value, are obtained (on a nonrecurring basis) using independent appraisals, less estimated selling costs, which the Company considers to be level 2 inputs as defined by SFAS No. 157. In addition to loans on nonaccrual, as of March 31, 2009, Management considers another $933,315 of loans impaired. Management is currently assessing the collateral associated with these impaired loans in an effort to determine the amount of potential impairment.

Management identifies and maintains a list of potential problem loans. These are loans that are not included in nonaccrual status or loans that are past due 90 days or more and still accruing interest. A loan is added to the potential problem list when management becomes aware of information about possible credit problems of borrowers that causes serious doubts as to the ability of such borrowers to comply with the current loan repayment terms. These loans are designated as such in order to be monitored more closely than other credits in the Bank's portfolio. There were loans in the amount of $3.6 million that have been determined by management to be potential problem loans at March 31, 2009. These loans are generally secured by real estate, and in many cases have been reappraised. Should potential problem loans become impaired, Management will charge-off any impairment amount as soon as the amount can be determined.

Deposits

The following table shows the average balance amounts and the average rates we paid on deposits for the quarters ended March 31, 2009 and 2008.

                                                                                    Average Deposits
                                                                                    ----------------
                                                                       Quarter ended                Quarter ended
                                                                      March 31, 2009               March 31, 2008
                                                                      --------------               --------------
                                                                    Amount         Rate         Amount          Rate
                                                                    ------         ----         ------          ----
Noninterest bearing demand ...................................    $  9,964,060        -%     $ 10,829,693           -%
Interest bearing transaction accounts ........................      12,797,308      .68%       13,367,584        1.12%
Savings and money market .....................................      24,633,537     1.96%       10,862,065        2.01%
Time deposits ................................................      89,204,351     2.87%       77,113,830        4.38%
                                                                  ------------               ------------
      Total average deposits .................................    $136,599,256     2.47%     $112,173,172        3.70%
                                                                  ============               ============

Borrowings

The Bank's outstanding borrowings are described in the following table. The amounts listed as broker repurchase agreements are collateralized borrowings from other institutions. Retail repurchase agreements with the Bank's customers are not included in the table below.

                                           Borrowings at or for the quarter ended March 31, 2009
                                           -----------------------------------------------------
                                                                                         Maximum                           Weighted
                                                                           Period-      Month-end                          Average
                                                         Ending Balance    End Rate      Balance      Average Balance     Rate Paid
                                                         --------------    --------      -------      ---------------     ---------
Federal Home Loan Bank advances .....................      $6,856,297        3.23%     $8,381,435        $8,098,112        2.84%
Broker repurchase agreements .......................       $5,000,000        3.53%     $5,000,000        $5,000,000        3.53%

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of liabilities. The Company manages both assets and liabilities to achieve appropriate levels of liquidity. Cash and short-term investments are the Company's primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. The investment portfolio is the Company's principal source of secondary asset liquidity. However, the availability of this source of funds is influenced by market conditions. Individual and commercial deposits and borrowings are the Company's primary source of funding for credit activities. The Company has lines of credit with unrelated banks and with the FHLB of Atlanta. The bank lines total $3.0 million and are available on a one to fourteen day basis for general corporate purposes of the Bank. The FHLB line is based on the availability of eligible collateral, with a maximum borrowing capacity of 10% of Bank assets. The Bank currently has $6.9 million borrowed under the FHLB line. Approximately $11.2 million is available under the FHLB line, assuming adequate collateral is available for pledging. Although many banks have recently experienced substantial pressure on their liquidity, in some cases requiring government intervention, the demands on the Bank's liquidity have been comfortably manageable. Management believes that the Company's liquidity sources are adequate to meet its operating needs.

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

At March 31, 2009, the Bank had issued commitments to extend credit of $22.7 million through various types of lending arrangements and overdraft protection arrangements. Of that amount, approximately $15.0 million was undisbursed amounts of closed-end loans, $1.3 million was related to unused overdraft protection, and approximately $6.4 million was related to lines of credit. The Bank also had standby letters of credit outstanding of approximately $1.0 million at March 31, 2009. An immaterial amount of fees were collected related to these commitments and letters of credit during the quarter ended March 31, 2009. Historically many of these commitments and letters of credit expire unused, and the total amount committed as of March 31, 2009 is not necessarily expected to be funded. Subsequent to March 31, 2009, one of these letters of credit was funded in the amount of $427,902.

The Bank offers an automatic overdraft protection product to checking account customers. Each qualified account with the automatic overdraft protection feature can have up to $500 of paid overdrafts. Unused overdraft protection was $1.3 million as of March 31, 2009, the majority of which is not expected to be utilized. As March 31, 2009, accounts in overdraft status totaled $19,492.

Capital Resources

The capital base for the Company increased by approximately $324,900 for the first three months of 2009, due to net income, stock option activity, and increases in accumulated other comprehensive income. Stock option activity includes the impact of both stock options exercised and stock-based compensation on unexercised options. The Company's equity to asset ratio was 10.8% as of March 31, 2009. The Company expects to continue to leverage its capital as the Bank grows.

The following table details return on average assets (net income divided by average total assets, annualized if necessary), return on average equity (net income divided by average total equity, annualized if necessary),the ratio of average equity to average assets and the Dividend Payout Ratio (dividends paid divided by net income) as of and for the three months ended March 31, 2009 and as of and for the year ended December 31, 2008. Return on Assets and Return on Equity for the first three months of 2009 have decreased compared to Return on Assets and Return on Equity for the year ended December 31, 2008 due to pressure on our net interest margin and the effect of an increased provision for loan losses.

                                           Three- month
                                           period ended          Year ended
                                          March 31, 2009      December 31, 2008
                                          --------------      -----------------
                                          (annualized)
Return on average assets .............         .10%                    .15%
Return on average equity .............         .87%                   1.16%
Ratio of average equity
 to average assets ...................       11.19%                  12.68%
Dividend payout ratio*                           -%                    265%

* In May 2008 the Company declared a cash dividend which was less than the Company's reported net income for the first two quarters of 2008. Following the placement of FNMA in conservatorship in September 2008, the Company recognized an Other-than-temporary-impairment charge of $918,264, which reduced the Company's net income for 2008 to an amount less than the amount of the dividend declared in May 2008.

The FDIC has established guidelines for capital requirements for banks. As of March 31, 2008, the Bank is considered well capitalized based on the capital levels that are required to be maintained according to FDIC guidelines as shown in the following table.

Capital Ratios

                                                                                                                   Adequately
                                                                                      Well Capitalized            Capitalized
                                                                 Actual                  Requirement              Requirement
                                                                 ------                  -----------              -----------
                                                            Amount       Ratio      Amount        Ratio      Amount         Ratio
                                                            ------       -----      ------        -----      ------         -----
Total capital to risk weighted assets .................    $20,444       13.64%    $14,986        10.0%     $11,989          8.0%
Tier 1 capital to risk weighted assets ................    $18,743       12.51%    $ 8,991         6.0%     $ 5,994          4.0%
Tier 1 capital to average assets ......................    $18,743       10.77%    $ 8,700         5.0%     $ 6,960          4.0%

The Federal Reserve has also established guidelines for capital requirements for bank holding companies that are similar to the FDIC's guidelines for banks. At March 31, 2009 the Company exceeded all of the minimum requirements of the Federal Reserve guidelines.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates, which principally arises from liquidity risk and interest rate risk inherent in the Bank's lending, deposit gathering, and borrowing activities. Other types of market risks such as foreign currency exchange risk and commodity price risk do not normally arise in the ordinary course of our business. The Funds Management Committee of our Board of Directors, which meets quarterly, monitors and considers methods of managing exposure to liquidity and interest rate risk. Our Management monitors liquidity and interest rate risk on an on-going basis. Management is responsible for maintaining the level of interest rate sensitivity of our interest sensitive assets and liabilities and managing our liquidity within board-approved limits.

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

Part II - Other Information

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

         During the quarter ended March 31, 2009, the Company issued shares of common stock to one director/employee and one director upon the exercise of options as follows:

    Date of Issuance      Number of Shares Issued      Aggregate Exercise Price
    ----------------      -----------------------      ------------------------
     March 11, 2009                7,086                       $ 40,000
     March 12, 2009                7,086                       $ 40,000

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


                   Cornerstone Bancorp
                      (Registrant)


By: s/J. Rodger Anthony                                        Date: May 8, 2009
    -------------------------------------------------------
       J. Rodger Anthony
       Chief Executive Officer



By: s/Jennifer M. Champagne                                    Date: May 8, 2009
    -------------------------------------------------------
       Jennifer M. Champagne
       Senior Vice President and Chief Financial Officer
       (Principal Financial Officer)