Form 10-Q
period 2009-06-30
CORNERSTONE BANCORP/SC
filed 2009-08-12
CIK 1087455

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For The Quarterly Period Ended June 30, 2009

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

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). [ ]  Yes    [X]   No

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

    Common Stock - No Par Value, 2,105,738 shares outstanding on July 1, 2009

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                       CORNERSTONE BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                                        June 30,        December 31,
                                                                                                          2009              2008
                                                                                                          ----              ----
Assets                                                                                                 (Unaudited)
Cash and due from banks ........................................................................      $  7,242,337      $  3,820,227
Federal funds sold .............................................................................         2,600,000           140,000
                                                                                                      ------------      ------------
       Cash and cash equivalents ...............................................................         9,842,337         3,960,227

Investment securities
   Available-for-sale ..........................................................................        19,504,349        19,676,604
   Other investments ...........................................................................           999,150         1,114,150

Loans, net .....................................................................................       138,795,636       129,483,130
Property and equipment, net ....................................................................         5,419,281         5,551,275
Cash surrender value of life insurance policies ................................................         1,802,663         1,768,520
Other real estate owned ........................................................................         2,028,364           575,000
Other assets ...................................................................................         2,122,458         1,722,161
                                                                                                      ------------      ------------
              Total assets .....................................................................      $180,514,238      $163,851,067
                                                                                                      ============      ============


Liabilities And Shareholders' Equity

Liabilities
   Deposits
     Noninterest bearing .......................................................................      $ 11,438,815      $ 10,069,125
     Interest bearing ..........................................................................       133,977,170       112,512,449
                                                                                                      ------------      ------------
     Total deposits ............................................................................       145,415,985       122,581,574
   Federal funds purchased .....................................................................                 -         1,810,000
   Customer repurchase agreements ..............................................................         3,696,476         4,582,619
   Borrowings from Federal Home Loan Bank of Atlanta ...........................................         6,818,588        10,394,005
   Broker repurchase agreements ................................................................         5,000,000         5,000,000
   Other liabilities ...........................................................................           573,406           345,922
                                                                                                      ------------      ------------

     Total liabilities .........................................................................       161,504,455       144,714,120

Commitments and contingencies

Shareholders' equity
   Preferred stock, 10,000,000 shares authorized, no shares issued .............................                 -                 -
   Common stock, no par value, 20,000,000 shares authorized, 2,105,738 and 1,991,565
       shares issued at June 30, 2009 and December 31, 2008, respectively ......................        18,763,496        18,323,333
   Retained earnings ...........................................................................                 -           765,906
   Accumulated other comprehensive income ......................................................           246,287            47,708
                                                                                                      ------------      ------------

     Total shareholders' equity ................................................................        19,009,783        19,136,947
                                                                                                      ------------      ------------

     Total liabilities and shareholders' equity ................................................      $180,514,238      $163,851,067
                                                                                                      ============      ============

The accompanying notes are an integral part of these consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                   For the three months ended             For the six months ended
                                                                            June 30,                             June 30,
                                                                            --------                             --------
                                                                   2009                 2008               2009              2008
                                                                   ----                 ----               ----              ----
Interest and Dividend Income
  Interest and fees on loans .............................       $ 1,770,277        $ 1,972,331       $ 3,508,307        $ 4,039,444
  Investment securities ..................................           238,235            313,935           490,023            616,642
  Federal funds sold and interest bearing
    balances .............................................             4,778             37,173             7,334             61,994
                                                                 -----------        -----------       -----------        -----------
     Total interest  income ..............................         2,013,290          2,323,439         4,005,664          4,718,080
                                                                 -----------        -----------       -----------        -----------

Interest Expense
  Deposits ...............................................           744,379            826,639         1,515,877          1,750,874
  Borrowings .............................................           118,101            136,825           245,785            281,261
                                                                 -----------        -----------       -----------        -----------
     Total interest expense ..............................           862,480            963,464         1,761,662          2,032,135
                                                                 -----------        -----------       -----------        -----------

Net Interest Income ......................................         1,150,810          1,359,975         2,244,002          2,685,945
Provision for Loan Losses ................................           920,000            120,000         1,080,000            240,000
                                                                 -----------        -----------       -----------        -----------

     Net interest income after provision
       for loan losses ...................................           230,810          1,239,975         1,164,002          2,445,945
                                                                 -----------        -----------       -----------        -----------

Noninterest Income
  Service charges on deposit accounts ....................           137,833            145,598           270,724            287,544
  Mortgage loan origination fees .........................            56,544             99,817           111,062            172,630
  Gain on sale of security ...............................                 -                  -            52,300                  -
  Other ..................................................            35,725             29,258            48,934             59,193
                                                                 -----------        -----------       -----------        -----------
     Total noninterest income ............................           230,102            274,673           483,020            519,367
                                                                 -----------        -----------       -----------        -----------

Noninterest Expense
  Salaries and employee benefits .........................           607,596            608,713         1,209,637          1,268,523
  Premises and equipment .................................           150,547            146,557           298,537            299,839
  Data processing ........................................            53,689             64,567           110,875            114,438
  Professional and regulatory fees .......................           192,839             73,050           322,337            147,811
  Supplies ...............................................            20,393             20,477            35,356             41,219
  Advertising ............................................             5,297             19,138            18,897             35,630
  Other ..................................................           194,270            150,294           379,876            300,655
                                                                 -----------        -----------       -----------        -----------
     Total noninterest expense ...........................         1,224,631          1,082,796         2,375,515          2,208,115
                                                                 -----------        -----------       -----------        -----------
     Net income (loss) before taxes ......................          (763,719)           431,852          (728,493)           757,197
Provision (benefit) for income taxes .....................          (281,563)           148,650          (288,233)           254,101
                                                                 -----------        -----------       -----------        -----------
     Net income (loss) ...................................       $  (482,156)       $   283,202       $  (440,260)       $   503,096
                                                                 ===========        ===========       ===========        ===========
Earnings (Loss) Per Share
  Basic ..................................................       $      (.23)       $       .14       $      (.21)       $       .24
  Diluted ................................................       $      (.23)       $       .13       $      (.21)       $       .24
Weighted Average Shares Outstanding
  Basic ..................................................         2,105,738          2,091,143         2,100,296          2,087,606
  Diluted ................................................         2,105,738          2,131,533         2,100,296          2,130,104

Earnings per share in 2008 reflect the effect of the 5% stock  dividend in 2009.

The accompanying notes are an integral part of these consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                 For the six months ended June 30, 2009 and 2008

                                   (Unaudited)

                                                                                                        Accumulated
                                                               Common stock                                other           Total
                                                               ------------             Retained       comprehensive   shareholders'
                                                         Shares          Amount         earnings       income (loss)       equity
                                                         ------          ------         --------       -------------       ------

Balance, December 31, 2007 .....................       1,983,169     $ 18,185,328    $  1,177,450     $    218,052     $ 19,580,830
Net income .....................................               -                -         503,096                -          503,096
Other comprehensive income, net of
   income taxes
Unrealized loss on investment
   securities, net .............................               -                -               -         (159,539)        (159,539)
                                                                                                                       ------------
Comprehensive income ...........................               -                -               -                -          343,557
Stock based compensation .......................               -           28,086               -                -           28,086
Options exercised ..............................           8,396           81,833               -                -           81,833
Cumulative effect of accounting change .........               -                -         (39,389)               -          (39,389)
Dividends paid .................................               -                -        (597,471)               -         (597,471)
                                                       ---------     ------------    ------------     ------------     ------------

Balance, June 30, 2008 .........................       1,991,565     $ 18,295,247    $  1,043,686     $     58,513     $ 19,397,446
                                                       =========     ============    ============     ============     ============


Balance, December 31, 2008 .....................       1,991,565     $ 18,323,333    $    765,906     $     47,708     $ 19,136,947
Net loss .......................................               -                -        (440,260)               -         (440,260)
Other comprehensive loss, net of income taxes
Unrealized gain on investment
   securities, net .............................               -                -               -          198,579          198,579
                                                                                                                       ------------
Comprehensive loss .............................                                                                           (241,681)
Stock based compensation .......................               -           36,232               -                -           36,232
Options exercised ..............................          14,172           80,000               -                -           80,000
Stock dividend issued (5%), net of cash
paid in lieu of fractional shares ..............         100,001          323,931        (325,646)               -           (1,715)
                                                       ---------     ------------    ------------     ------------     ------------

Balance, June 30, 2009 .........................       2,105,738     $ 18,763,496    $          -     $    246,287     $ 19,009,783
                                                       =========     ============    ============     ============     ============



The accompanying notes are an integral part of these consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                   For the six months ended June 30,
                                                                                                   ---------------------------------
                                                                                                       2009                 2008
                                                                                                       ----                 ----
 Operating Activities
     Net income (loss) .................................................................         $   (440,260)         $    503,096
     Adjustments to reconcile net income (loss) to net cash provided by operating activities
        Depreciation and amortization ..................................................              153,315               150,595
        Provision for loan losses ......................................................            1,080,000               240,000
        Non-cash option expense ........................................................               36,232                28,086
     Gain on sale of property and equipment ............................................                 (625)                 (481)
     (Gain) loss on sale of property acquired in foreclosure ...........................               24,753                (5,142)
     Gain on sale of security available for sale .......................................              (52,300)                    -
     Changes in operating assets and liabilities
        Change in interest receivable ..................................................               73,809               104,181
        Change in other assets .........................................................             (508,249)              (34,370)
        Change in other liabilities ....................................................              125,187               (77,206)
                                                                                                 ------------          ------------

           Net cash provided by operating activities ...................................              491,862               908,759
                                                                                                 ------------          ------------

Investing Activities
     Proceeds from maturities and principal repayments of available for
       sale securities .................................................................            4,561,599               992,237
     (Purchase) Redemption of FHLB and Federal Reserve stock ...........................              115,000               (79,150)
     Purchase of investment securities available for sale ..............................           (4,052,041)           (6,085,514)
     Purchase of property and equipment ................................................               (5,448)              (22,763)
     Proceeds from sale of property acquired in foreclosure ............................              550,247                51,187
     Proceeds from sale of property and equipment ......................................                  625                 7,495
     Net increase in loans to customers ................................................          (12,420,870)           (4,430,375)
                                                                                                 ------------          ------------

           Net cash used for investing activities ......................................          (11,250,888)           (9,566,883)
                                                                                                 ------------          ------------

Financing Activities
     Net increase in demand, savings and time deposits .................................           22,834,411             5,046,029
     Net decrease in customer repurchase agreements ....................................             (886,143)             (576,059)
     Dividends paid ....................................................................               (1,715)             (597,471)
     Decrease in federal funds purchased ...............................................           (1,810,000)                    -
     Repayment of FHLB advances ........................................................           (5,075,417)             (375,417)
     Borrowings from FHLB ..............................................................            1,500,000             2,300,000
     Proceeds from broker repurchase agreements ........................................                    -             5,000,000
     Proceeds from exercise of stock options ...........................................               80,000                81,833
                                                                                                 ------------          ------------

           Net cash provided by financing activities ...................................           16,641,136            10,878,915
                                                                                                 ------------          ------------

           Net increase in cash and cash equivalents ...................................            5,882,110             2,220,791

Cash and Cash Equivalents, Beginning of Period .........................................            3,960,227             5,233,777
                                                                                                 ------------          ------------

Cash and Cash Equivalents, End of Period ...............................................         $  9,842,337          $  7,454,568
                                                                                                 ============          ============

Supplemental Information
    Cash paid for interest .............................................................         $  1,778,923          $  2,044,959
    Cash paid for income taxes .........................................................         $     60,127          $    128,048
Non-cash Supplemental information
    Loans transferred to other real estate owned .......................................         $  2,028,364          $    236,644
    Loans (charged-off) recovered, net .................................................         $   (590,055)         $     49,106

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

Earnings per Share

Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" requires that the Company present basic and diluted net income (loss) per common share. The assumed conversion of stock options creates the difference between basic and diluted net income per share. Income per share is calculated by dividing net income by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares outstanding for basic and diluted net loss per common share for the three month period ended June 30, 2009 was 2,105,738 shares. Outstanding options were excluded from the loss per share calculation as they are anti-dilutive as of June 30, 2009. The calculation of earnings per share includes the effect of the 5% stock dividend declared on April 14, 2009 as if it had been declared on January 1, 2009. The weighted average number of common shares outstanding for basic and diluted net loss per common share for the six month period ended June 30, 2009 was 2,100,296.

Stock Based Compensation

As described in Notes 1 and 17 to the financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2008, the Company has a stock-based employee and director compensation plan, which was approved by shareholders in 2003 (the "2003 Plan").

The Company accounts for stock-based compensation under the provisions of SFAS No. 123(R). On January 12, 2009 and January 2, 2008, the Board of Directors awarded options to purchase 15,600 and 19,200 shares, respectively, to executive officers and directors under the 2003 Plan. The options vest over five years and expire ten years from the date of grant. The exercise price for the 2009 grant was $10.00 per share. After giving effect to the 5% stock dividend declared April 14, 2009 and payable on May 29, 2009 to shareholders of record as of May 12, 2009, the number of options granted in 2009 was adjusted to 16,380 with an exercise price of $9.52 per share, in accordance with the terms of the 2003 Plan. Refer to the notes to the financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2008 for further information.

The fair value of an option is estimated on the date of grant using the Black-Scholes option pricing model. The risk free interest rate used in the calculation was 2.34% for the 2009 grant and 3.91% for the 2008 grant (equal to the U.S. Treasury 10 year constant maturity on the date of grant) and the assumed dividend rate was zero in each case. The expected option life in each case was 10 years. Volatility was estimated at 38.71% for the 2009 grant and 27.5% for the 2008 grant based on a review of stock trades known to management or quoted on the OTC Bulletin Board during the preceding period. Management is aware of only limited trades, which may not represent market value as the stock is not traded on an exchange, though it is quoted on the OTC Bulletin Board. For the six months ended June 30, 2009, the Company expensed $8,146 related to options granted in 2009, $9,826 related to options granted in 2008, $10,348 related to options granted in 2007, and $7,912, related to the options granted in 2006. The expense is included in salaries and employee benefits in the accompanying consolidated statements of income.

Prior to adopting the provisions of SFAS No. 123(R) the Company accounted for stock option awards under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. These awards are fully vested, and no compensation expense has been recognized related to these option awards. Options were granted under the 2003 Plan in 2004 and 2005, and have been adjusted to reflect the stock dividends declared since the grant date. Following the 5% stock dividend declared by the Board of Directors on April 14, 2009 and distributable to shareholders of record on May 12, 2009, the adjusted number of options outstanding was approximately 110,143 and the weighted average exercise price was $10.56 per share, all in accordance with the 2003 Plan.

The Company awarded options to its Organizers in 1999 (the "Organizers' Options"). Each of the organizing directors was awarded options to purchase 4,000 shares of the Company's common stock at $10.00 per share. The options expire 10 years from the date of grant. Since 1999, 20,000 of the original options have been exercised and 4,000 have been forfeited. As of June 30, 2009, after the effect of stock dividends and exercises, there are 29,759 Organizers' Options outstanding. Each option is currently exercisable at a price of $5.38, following the 5% stock dividend declared by the Board of Directors on April 14, 2009 and distributable to shareholders of record on May 12, 2009 in accordance with the terms of the original grant. These options vested in 2002 and were accounted for under the provisions of APB No. 25.

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

Concentrations of credit risk

The Bank makes loans to individuals and small businesses located primarily in upstate South Carolina for various personal and commercial purposes. The Bank has a diversified loan portfolio and borrowers' ability to repay loans is not dependent upon any specific economic sector. The Bank monitors the portfolio for concentrations of credit on a quarterly basis using North American Industry Codes ("NAIC") and using definitions required by regulatory agencies. The Bank has loans in two NAIC categories that each represents more than 10% of the portfolio. The NAIC concentrations are 28.9% in Residential Building Construction and 20.1% in Real Estate and Rental and Leasing. The portfolio also has loans representing 20 other NAIC categories.

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

The Bank does not make long term (more than 15 years) mortgage loans to be held in its portfolio, does not offer loans with negative amortization features or long-term interest only features, or loans with loan to collateral value ratios in excess of 100% at the time the loan is made. The Bank does offer loan products with features that can increase credit risk during periods of declining economic conditions, such as adjustable rate loans, short-term interest-only loans, and loans with amortization periods that differ from the maturity date

(i.e., balloon payment loans). However, the Bank evaluates each customer's creditworthiness based on the customer's individual circumstances, and current and expected economic conditions, and underwrites and monitors each loan for associated risks. Loans made with exceptions to internal loan guidelines and those with loan-to-value ratios in excess of regulatory loan-to-value guidelines are monitored and reported to the Board of Directors on a monthly basis. The regulatory loan-to-value guidelines permit exceptions to the guidelines up to a maximum of 30% of total capital for commercial loans and exceptions for all types of real estate loans up to a maximum of 100% of total capital. As of June 30, 2009, the Bank has $3.6 million of loans which exceed the regulatory loan to value guidelines. This amount is within the maximum allowable exceptions to the guidelines. Of the $3.6 million of loans with exceptions to the regulatory loan to value guidelines, $2.0 million were not exceptions at the time the loan was made, but became exceptions upon reappraisal. Management routinely reappraises real estate collateral based on specific criteria and circumstances. If additional collateral is available, the Bank may require the borrower to commit additional collateral to the loan.

Evaluation of subsequent events

In accordance with SFAS 165, "Subsequent Events", issued in May 2009 and effective for periods ending after June 15, 2009, management performed an evaluation to determine whether or not there have been any subsequent events since the balance sheet date. The evaluation was performed through August 12, 2009, the date on which the Company's 10-Q was issued as filed with the Securities and Exchange Commission.

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

Adoption of SFAS No. 157 did not have any impact on the Company's financial position, results of operations, or cash flows.

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

On October 10, 2008, the FASB issued FSP SFAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" ("FSP SFAS 157-3"). This Staff Position clarifies the application of SFAS No. 157 in a market that is not active, and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active. The FSP is effective upon issuance, including prior periods for which financial statements have not been issued. For the Company, this FSP was effective for the quarter ended September 30, 2008. The Company considered the guidance in the Press Release and in FSP SFAS 157-3 when conducting its review for other-than-temporary impairment as of the balance sheet date.

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

SFAS 165 "Subsequent Events," ("SFAS 165") was issued in May 2009 and provides guidance on when a subsequent event should be recognized in the financial statements. Subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet should be recognized at the balance sheet date. Subsequent events that provide evidence about conditions that arose after the balance sheet date but before financial statements are issued, or are available to be issued, are not required to be recognized. The date through which subsequent events have been evaluated must be disclosed as well as whether it is the date the financial statements were issued or the date the financial statements were available to be issued. For non-recognized subsequent events which should be disclosed to keep the financial statements from being misleading, the nature of the event and an estimate of its financial effect, or a statement that such an estimate cannot be made, should be disclosed. The standard is effective for interim or annual periods ending after June 15, 2009. See Note 1 for Management's evaluation of subsequent events.

In June 2009, the FASB issued SFAS 168 "The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162," ("SFAS 168"). SFAS 168 establishes the FASB Accounting Standards Codification TM ("Codification") as the source of authoritative generally accepted accounting principles for nongovernmental entities. SFAS 168 is effective for interim and annual periods ending after September 15, 2009 and is not expected to have any impact on the Company's financial position.

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

Effect of Economic Trends

During the fourth quarter of 2008 and continuing into the first half of 2009, the FDIC, the Federal Reserve, the Department of the Treasury and Congress took a number of actions designed to alleviate or correct mounting problems in the financial services industry. A number of these initiatives were directly applicable to community banks.

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

An unfortunate consequence of the difficulties that have beset the banking industry in the last year has been a large increase in bank failures, which has led to substantial claims being made against the FDIC's Deposit Insurance Fund. In order to increase the amount in the Deposit Insurance Fund to reflect the increased risk of additional bank failures and insurance claims, the FDIC has raised its assessments on banks for 2009, and has also leveled a special one-time assessment of five cents per $100 of a bank's assessable base, which has been defined as total assets less Tier one capital as of June 30, 2009, to be paid in September, 2009. The Bank included $53,000 in professional and regulatory fees during the quarter related to the special assessment and $88,375 for the six months ended June 30, 2009 related to the special assessment. These assessments are in addition to $102,000 expensed for recurring FDIC insurance premiums. There can be no assurance that additional assessments will not be required in the future as the FDIC's Deposit Insurance Fund absorbs losses resulting from failed institutions.

Additional governmental efforts to ameliorate the problems afflicting the banking industry have been adopted or proposed, or are being considered by Congress and various governmental entities. On June 17, 2009, the Obama Administration unveiled its plans for reorganizing the regulatory system for financial institutions. The proposal raises many issues for banks and savings associations. The Company is presently unable to predict the impact of any such changes, although it appears that they are likely to increase operating expenses in the near term without creating completely offsetting benefits.

The current outlook for the national economy in the United States remains negative. Management expects that unfavorable economic conditions will persist through 2009. We will continue to monitor both the local and national economic conditions in an effort to minimize any negative impact on the Company.

Throughout 2008 and into the third quarter of 2009, the Federal Open Market Committee of the Federal Reserve ("FOMC") has held its target short-term interest rates at very low levels by historical standards. The FOMC has done this as part of its response to the economic turmoil currently dominating the U.S. economy. As a result of the decreases in short-term interest rates, interest rates applicable to many of the Bank's loans, which are tied to the prime rate, have also remained very low. However, interest rates on the Bank's interest bearing liabilities have not decreased by the same magnitude, tightening the Bank's net interest margin. In addition, the ability of many borrowers to obtain mortgage financing has decreased, impacting one source of non-interest income for the Bank. Both of these trends have negatively impacted the Company's profitability in 2009. Additionally, problems in the economy have adversely affected the ability of some borrowers to repay their loans. Although the Company's market area has not experienced the negative effects of the slowing economy and real estate markets and the decline in real estate values to as great a degree as many other parts of the country, these factors have had a significant effect on the local markets, as evidenced by the increases in our potential problem loans, charge-offs, and nonaccrual loans.


Results of Operations

Results of Operations for the Three Months Ended June 30, 2009 and 2008

Summary

The Company recorded a loss of $482,156 during the second quarter of 2009 or $.23 per basic and diluted share compared to income of $283,202 during the second quarter of 2008 or $.14 per basic and $.13 per diluted share, after giving effect to the five percent stock dividend declared in 2009. Reasons for the decline in earnings include a decrease in the net interest margin, an increase in the provision for loan losses, and a decrease in mortgage loan origination fees and increases in FDIC insurance premiums and foreclosure-related costs. These were partially offset by a gain on the sale of an available-for-sale security in 2009. The decrease in the net interest margin is due to changes in market interest rates as described above. The decrease in mortgage loan origination fees is also related to trends in the national market for mortgage loan products. The increase in the provision for loan losses is a result of an increase in potential problem loans related to the current economic environment.

Net Interest Income

Net interest income is the primary driver of net income for the Company. Net interest income is equal to the difference between interest income earned on the Company's interest earning assets and the interest paid on its interest bearing liabilities. Throughout 2008 and continuing into 2009, we have experienced pressure on our interest rate margin as a result of market conditions. The Bank's balance sheet is sensitive to changes in market interest rates because approximately 61% of the Bank's loans are tied to the Prime Rate, which responds immediately to changes in market interest rates. Some of these loans include provisions for interest rate floors, but due to competitive pressures at the time the loans were made, many do not. Although many of the Bank's interest-bearing liabilities are also short-term in nature, even when those rates can be changed, liquidity needs of other institutions may put pressure on the Bank to keep deposit account interest rates high in order to retain deposits. In addition, the current economic climate is requiring banks to keep more liquidity on their balance sheets. Liquid assets are generally lower-earning assets than loans, further impacting our net interest margin.

As mentioned above, a result of maintenance of very low target interest rates by the FOMC from September 2007 through June of 2009 is that earning rates on over half of the Bank's loan portfolio adjusted downward and remain low. While the average balance of loans outstanding grew 17.3% in the second quarter of 2009 as compared to the second quarter of 2008, decreases in rates earned on the portfolio had a greater impact on interest income than the increases in volume. Average rates earned on the loan portfolio decreased 170 basis points in the second quarter of 2009 compared to the second quarter of 2008, exclusive of nonaccrual loans. In contrast, average rates paid on interest bearing liabilities decreased only 82 basis points year over year.

In comparison to the first quarter of 2009, the second quarter of 2009 has shown some improvement in the net interest margin. The net interest margin for the quarter ended March 31, 2009 was 2.76% compared to the net interest margin for the quarter ended June 30, 2009 of 2.83%. Management continues to seek improvements to the net interest margin without taking on undue risk.

The table below illustrates the average balances of interest earning assets and interest bearing liabilities and the resulting annualized yields and costs for the three month periods ended June 30, 2009 and 2008.

                                                             June 30, 2009                               June 30, 2008
                                                             -------------                               -------------
                                                   Average                     Average        Average                      Average
                                                   Balance        Interest   Yield/ Cost      Balance         Interest   Yield/ Cost
                                                   -------        --------   -----------      -------         --------   -----------
Investments .................................     $ 20,955,984   $  238,235      4.56%      $ 24,336,773     $  313,935     5.17%
Federal Funds Sold ..........................       10,221,759        4,778       .19%         7,366,872         37,173     2.02%
Loans .......................................      131,883,108    1,770,277      5.38%       112,430,243      1,972,331     7.04%
                                                  ------------   ----------                 ------------     ----------

   Total interest earning assets ............      163,060,851    2,013,290      4.95%       144,133,888      2,323,439     6.47%
                                                  ============   ----------                 ============     ----------

Interest bearing transaction accounts .......       13,265,338       21,638       .65%        14,088,428         34,261      .98%
Savings and money market ....................       29,808,994      137,828      1.85%        12,587,551         48,436     1.54%
Time deposits ...............................       89,006,245      584,913      2.64%        79,707,204        743,941     3.74%
                                                  ------------   ----------                 ------------     ----------
   Total interest bearing deposits ..........      132,080,577      744,379      2.26%       106,383,183        826,638     3.12%
Customer repurchase agreements and
    Federal Funds purchased .................        3,741,231       18,780      2.01%         5,228,625         43,667     3.35%
Borrowings from FHLB Atlanta ................        6,838,378       55,288      3.24%         5,488,946         49,609     3.63%
Broker repurchase agreements ................        5,000,000       44,033      3.53%         5,000,000         43,550     3.49%
                                                  ------------   ----------                 ------------     ----------
   Total interest bearing liabilities .......     $147,660,186      862,480      2.34%      $122,100,754        963,464     3.16%
                                                  ============   ----------                 ============     ----------

Net interest income .........................                    $1,150,810                                  $1,359,975
                                                                 ==========                                  ==========
Interest rate spread ........................                                    2.61%                                      3.31%
Interest margin .............................                                    2.83%                                      3.78%

The Bank, which accounts for all of the Company's sensitivity to changes in interest rates, measures interest sensitivity using various measures. Using a static GAP measurement, which compares the amount of interest sensitive assets repricing within a one year time period as compared to the amount of interest sensitive liabilities repricing within the same time frame, the Bank's sensitivity to changes in interest rates can be analyzed. This method does not take into account loan prepayments and other non-contractual changes in balances and the applicable interest rates, but it does give some information as to possible changes in net interest income that could be expected simply as a result of changes in interest rates. As of June 30, 2009, the Bank's cumulative Gap ratio was .84 through 12 months. This indicates a liability-sensitive position as of June 30, 2009. Based on a static GAP measurement, in a period of rising interest rates, asset-sensitive balance sheets would be normally expected to experience a widening of the net interest margin, while liability-sensitive balance sheets would normally be expected to experience pressure on the net interest margin. In a period of decreasing interest rates, liability-sensitive balance sheets would normally be expected to experience a widening of the net interest margin and asset-sensitive balance sheets would normally be expected to experience the opposite effect. Various market factors can, however, affect the net interest margin and cause it to react differently to changes in interest rates than would normally be expected under the static GAP model. For example, although the Bank has the contractual right to decrease rates on its liabilities as the Federal Reserve lowers rates, in the past twelve months, the Bank has experienced difficulty in lowering rates on its liabilities because it has been competing for funds with many other entities, some of which have faced significant liquidity needs. This competition for funds has resulted in an increase in rates or a lack of decreases in rates by many of the sources the Bank ordinarily uses for funding. This illustrates the difficulty in predicting changes in interest income using various analytical tools such as the static GAP measurement.


Provision for loan losses

For the quarter ended June 30, 2009, the Company expensed $920,000 to the provision for loan losses. The Bank sets allowance for loan loss levels in response to trends in the portfolio and the level of potential problem loans. During the quarter, charge-offs totaled $432,649 and recoveries totaled $500. A majority (77%) of the charge-offs during the quarter related to one equipment loan.

Management has sought to provide the amount estimated to be necessary to maintain an allowance for loan losses that is adequate to cover the level of loss that management believed to be inherent in the portfolio as a whole, taking into account the Company's experience, economic conditions and information about borrowers available at the time of the analysis. However, management expects further deterioration of economic conditions in the Company's market areas is possible in the short-term, especially with respect to real estate related activities and real property values. Consequently, management expects that further increases in provisions for loan losses could be needed in the future. See "Balance Sheet Review- Loans" for additional information on the Company's loan portfolio and allowance for loan losses.

Noninterest income

The primary recurring drivers of noninterest income for the Company and the Bank are service charges on deposit accounts and mortgage loan origination fees. For the three months ended June 30, 2009, the Company earned $137,833 in service charges on deposit accounts compared to $145,598 for the same period in 2008. The decrease is attributable to a decrease in charges for insufficient funds. Mortgage loan origination fees in the first quarter of 2009 have decreased by $43,273 or 43% compared to the first quarter of 2008. The decrease is directly related to problems that borrowers are facing as they try to purchase or refinance homes. National mortgage lenders have changed or deleted programs and tightened credit standards, and the appraisal process is becoming increasingly difficult. Some credit worthy borrowers are not making refinancing or purchase decisions until they can determine that interest rates have probably reached their lowest level for this economic cycle.

Noninterest expense

Noninterest expense totaled $1.22 million for the three months ended June 30, 2009 and $1.08 million for the three months ended June 30, 2008. Professional and regulatory fees increased 164.0%. This dramatic increase primarily relates to premiums for FDIC insurance. On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution's assets minus Tier 1 capital as of June 30, 2009. The special assessment will be collected on September 30, 2009, but was required to be fully included in the accompanying consolidated income statement as of June 30, 2009. According to the FDIC "an additional special assessment of up to 5 basis points later in 2009 is probable, but the amount is uncertain." Total FDIC insurance premium expense for the quarter ended June 30, 2009 was $125,000 compared to $18,630 for the quarter ended June 30, 2008. Other expense increased $43,976 or 29.3% in 2009 over 2008 levels. Other expense in 2009 includes approximately $33,879 of additional loan-related expenses. These expenses are primarily associated with the foreclosure process.

Results of Operations for the Six Months Ended June 30, 2009 and 2008

Summary

The Company's net loss for the six months ended June 30, 2009 was $440,260 or $.21 per share, compared to income of $503,096 or $.24 per basic and diluted share for the six months ended June 30, 2008 (including the effect of the five percent stock dividend declared in 2009). The decrease in net income is due to changes in interest rates and the mortgage brokerage business and an increase in the provision for loan losses.

Net Interest Income

Net interest income was $2.2 million in the first six months of 2009 compared to $2.7 million for the six months ended June 30, 2008. The decrease was the result of previously mentioned changes in the Bank's net interest margin. The Bank's interest earning assets increased $21.7 million over June 30, 2008 levels, but decreases in rates earned on those assets had a greater impact on net interest income than the increases in volume. The average rate earned for the six months ended June 30, 2009 was 4.99% compared to 6.79% for the six months ended June 30, 2008. Rates paid on interest bearing liabilities did not decrease by the same margin, dropping 100 basis points to 2.43% from 3.43%.

The table below illustrates the average balances of interest earning assets and interest bearing liabilities and the resulting annualized yields and costs for the six month periods ended June 30, 2009 and 2008.

                                                               June 30, 2009                                June 30, 2008
                                                               -------------                                -------------
                                                     Average      Interest    Average             Average     Interest      Average
                                                     Balance       Earned    Yield/Cost           Balance      Earned     Yield/Cost
                                                     -------       ------    ----------           -------      ------     ----------
Investments ...................................  $ 21,056,282      490,023     4.69%          $ 23,746,240   $  616,642     5.24%
Federal Funds Sold ............................     9,683,202        7,334      .15%             5,361,147       61,994     2.33%
Loans .........................................   131,235,298    3,508,307     5.39%           111,099,449    4,039,444     7.33%
                                                 ------------   ----------                    ------------   ----------
   Total interest earning assets ..............   161,974,782    4,005,664     4.99%           140,206,836    4,718,080     6.79%
                                                 ============   ----------                    ============   ----------

Interest bearing transaction accounts .........    13,032,613       42,967      .66%            13,728,006       71,192     1.05%
Savings and money market accounts .............    27,236,142      256,788     1.90%            11,727,528      102,133     1.76%
Time deposits .................................    89,104,751    1,216,122     2.75%            78,364,879    1,577,549     4.06%
                                                 ------------   ----------                    ------------   ----------
   Total interest bearing deposits ............   129,373,506    1,515,877     2.36%           103,820,413    1,750,874     3.40%
Customer repurchase agreements ................     4,105,985       46,168     2.27%             5,528,022      101,355     3.70%
Advances from FHLB ............................     7,464,765       87,584     3.03%             5,346,419       98,185     3.70%
Broker repurchase agreements ..................     5,000,000      112,033     3.53%             4,670,330       81,721     3.53%
                                                 ------------   ----------                    ------------   ----------
   Total interest bearing liabilities .........   145,944,256    1,761,662     2.43%          $119,365,184    2,032,135     3.43%
                                                 ============   ----------                    ============   ----------

Net interest income ...........................                 $2,244,002                                   $2,685,945
                                                                ==========                                   ==========
Interest rate spread ..........................                                2.55%                                        3.36%
Interest margin ...............................                                2.79%                                        3.86%

Provision for loan losses

The amount of the Company's provision for loan losses for the six months ended June 30, 2009 was $1,080,000 compared to $240,000 for the six months ended June 30, 2008. In each period, management has sought to provide the amount estimated to be necessary to maintain an allowance for loan losses that is adequate to cover the level of loss that management believed to be inherent in the portfolio as a whole, taking into account the Company's experience, economic conditions and information about borrowers available at the time of the analysis. Charge-offs totaled $590,555 during the first half of 2009 compared to $226,493 for the first six months of 2008. Recoveries totaled $500 in 2009 and $275,599 in 2008. See "Balance Sheet Review- Loans" for additional information on the Company's loan portfolio and allowance for loan losses.

Noninterest income

Noninterest income for the six months ended June 30, 2009 was $483,020 compared to $519,367 for the six months ended June 30, 2008. Service charges on deposit accounts decreased primarily due to lower charges for insufficient funds. Mortgage loan origination fees also declined year over year. Mortgage origination fees decreased to $111,062 in 2009 from $172,630 in 2008 for the same reasons as discussed above for the three month period. The decreases in noninterest income in 2009 compared to 2008 were partially offset by a gain on the sale of an available for sale security in the amount of $52,300 in 2009.

Noninterest expense

Total noninterest expense for the six months ended June 30, 2009 was $2.4 million versus $2.2 million for the six months ended June 30, 2008. Salaries decreased $58,886 or 4.6% in 2009 over 2008 levels. The decrease reflects the decrease in commissions paid to mortgage loan officers as well as retirements, partially offset by annual salary increases and increases in the cost of providing benefits, including stock option expenses. Professional and regulatory fees increased $174,526 or 118.1% due to significant increases in FDIC insurance premiums. Other expenses include costs of foreclosure of real estate of approximately $70,000, which contributed heavily to the 26.3% increase in other expense.


Balance Sheet Review
Investments

At June 30, 2009, the Bank held available for sale securities with a fair value cost of $19.5 million and other investments with an amortized cost of $1.0 million. Available for sale securities include government sponsored enterprise bonds, mortgage-backed securities, municipal bonds, and preferred stock issued by the Federal National Mortgage Association ("FNMA"), a government sponsored enterprise. The fair values of the Company's available for sale investments, other than municipal bonds, are measured on a recurring basis using quoted market prices in active markets for identical assets and liabilities ("Level 1 inputs" under SFAS 157). Due to the lower level of trading activity in municipal bonds, the fair market values of these investments are measured based on other inputs such as inputs that are observable or can be corroborated by observable market data for similar assets with substantially the same terms ("Level 2 inputs" under SFAS 157).

Other investments include stock in the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank. These stocks are held at amortized cost because they have no quoted market value and have historically been redeemed at par value. However, there can be no assurance that these stocks will, in fact, be redeemed at cost in the future.

As of June 30, 2009, investments available for sale had a net unrealized gain of $373,162. As of June 30, 2009 we held seven investments that are in an unrealized loss position. Of those seven, only four had been in an unrealized loss position for more than 12 months. The amount of the total unrealized loss in the portfolio is $149,108, with $115,463 related to the four securities in an unrealized loss position for 12 months or more. The Bank has historically had the intent and ability to hold investments until maturity, and expects to be able to continue to do so. One of the investments in a net unrealized loss position at June 30, 2009 is our investment in FNMA Preferred stock. In
September 2008 the U.S. Treasury placed FNMA in conservatorship. At that time the Company recognized an other-than-temporary-impairment charge. However, there can be no certainty that we will not incur further losses on the FNMA preferred stock. The amortized cost of our investment in FNMA preferred stock is $87,200 and the fair value is $26,400 at June 30, 2009. The majority of the remaining investments with unrealized losses at June 30, 2009 are issued by various municipal governments. Based on our review of these securities, we do not currently expect that these losses are other than temporary.


Loans

The following table summarizes the composition of our loan portfolio.

                                                                    June 30, 2009                         June 30, 2008
                                                                    -------------                         -------------
                                                                                   % of                                   % of
                                                             Amount               Loans              Amount               Loans
                                                             ------               -----              ------               -----
Commercial and industrial ........................      $  17,225,366              12.2%        $  19,403,083             17.2%
Real Estate - construction .......................         55,684,879              39.5            48,712,185             43.2
Real Estate - mortgage
       1-4 family residential ....................         27,052,013              19.2            18,953,498             16.8
       Nonfarm, nonresidential ...................         37,095,854              26.3            21,950,442             19.4
       Multifamily residential ...................          2,218,309               1.6             1,584,497              1.4
Consumer installment .............................          1,707,723               1.2             2,282,464              2.0
                                                        -------------             -----         -------------            -----
            Total Loans ..........................      $ 140,984,144             100.0%          112,886,169            100.0%
                                                                                  =====                                  =====
       Less allowance for loan losses ............         (2,188,508)                             (1,582,236)
                                                        -------------                          --------------
            Net Loans ............................      $ 138,795,636                          $  111,303,933
                                                        =============                          ==============

Activity in the allowance for loan losses for the first six months of 2009 and 2008 is presented below.

                                                                                           Six months ended         Six months ended
                                                                                            June 30, 2009            June 30, 2008
                                                                                            -------------            -------------

Allowance for loan losses, beginning of year .................................               $ 1,698,563                $ 1,293,130
Provision for losses .........................................................                 1,080,000                    240,000
Charge-offs ..................................................................                  (590,555)                  (226,493)
Recoveries ...................................................................                       500                    275,599
                                                                                             -----------                -----------
      Allowance for loan losses, end of period ...............................               $ 2,188,508                $ 1,582,236
                                                                                             ===========                ===========

Ratios                                                                               As of or for the six       As of or for the six
                                                                                         months ended               months ended
                                                                                        June 30, 2009              June 30, 2008
                                                                                        -------------              -------------

Nonperforming loans to loans at end of period ..................................               4.9%                 .63%
Net (charge-offs) recoveries to average loans outstanding ......................              .432%                 .04%
Net (charge-offs) recoveries to loans at end of period .........................              .419%                 .04%
Allowance for loan losses to average loans .....................................              1.60%                1.42%
Allowance for loan losses to loans at end of period ............................              1.55%                1.40%
Net (charge-offs) recoveries to allowance for loan losses ......................              27.0%                 3.1%
Net (charge-offs) recoveries to provision for loan losses ......................              54.6%                20.5%

Charge-offs totaled $590,555 for the first six months of 2009. These charge-offs primarily related to two loans, one commercial and industrial loan and one commercial construction loan.

Loans which management identifies as impaired generally will be nonperforming loans. Nonperforming loans include nonaccrual loans or loans which are 90 days or more delinquent as to principal or interest payments. As of June 30, 2009, the Bank had nonaccrual loans of $6.9 million representing 41 loans. With the exception of one loan, these loans are secured by real estate. In addition to loans on nonaccrual, as of June 30, 2009, Management considers another $2.5 million of loans impaired. Management is currently assessing the collateral associated with these additional impaired loans in an effort to determine the amount of potential impairment. These loans are currently being carried at management's best estimate of net realizable value, although no assurance can be given that no further losses will be incurred on these loans until the collateral has been acquired and liquidated or other arrangements can be made. The foreclosure process is lengthy (generally a minimum of six months), so loans may be on nonaccrual status for a significant time period prior to moving to other real estate owned and sold. As soon as the amount of impairment is estimable, the amount of impairment is generally charged against the allowance for loan losses. However, until losses can be estimated via appraisal or other means, a portion of the allowance may be allocated to specific impaired loans. As of June 30, 2009 the allowance for loan losses included $178,912 of reserves specifically related to impaired loans.

Management's estimates of net realizable, or fair value, of real estate collateral are obtained (on a nonrecurring basis) using independent appraisals, less estimated selling costs, which the Company considers to be level 2 inputs as defined by SFAS No. 157. Estimates of net realizable value for equipment and other types of collateral will be estimated based on input from equipment dealers and other professionals (also level 2 inputs).

Management identifies and maintains a list of potential problem loans. These are loans that are not included in nonaccrual status or loans that are past due 90 days or more and still accruing interest. A loan is added to the potential problem list when management becomes aware of information about possible credit problems of borrowers that causes serious doubts as to the ability of such borrowers to comply with the current loan repayment terms. These loans are designated as such in order to be monitored more closely than other credits in the Bank's portfolio. There were loans in the amount of $2.1 million that have been determined by management to be potential problem loans at June 30, 2009. These loans are generally secured by real estate, and in many cases have been reappraised. Should potential problem loans become impaired, Management will charge-off any impairment amount as soon as the amount of impairment can be determined.

Deposits

The following table shows the average balance amounts and the average rates we paid on deposits for the six months ended June 30, 2009 and 2008.

                                                                                    Average Deposits
                                                                 ------------------------------------------------------
                                                                 Six months ended June 30,    Six months ended June 30,
                                                                             2009                         2008
                                                                             ----                         ----
                                                                     Amount         Rate         Amount          Rate
                                                                     ------         ----         ------          ----
Noninterest bearing demand ..................................    $  10,634,071        -%    $  11,370,572           -%
Interest bearing transaction accounts .......................       13,032,613      .66%       13,728,006        1.05%
Savings and money market ....................................       27,236,142     1.90%       11,727,528        1.76%
Time deposits ...............................................       89,104,751     2.75%       78,364,879        4.06%
                                                                 -------------              -------------
      Total average deposits ................................    $ 140,007,577              $ 115,190,985
                                                                 =============              =============

Borrowings

The Bank's outstanding borrowings are described in the following table. The amounts listed as broker repurchase agreements are collateralized borrowings from other institutions. Retail repurchase agreements with the Bank's customers are not included in the table below.

             Borrowings at or for the six months ended June 30, 2009

                                                                                           Maximum                          Weighted
                                                                             Period-      Month-end                         Average
                                                          Ending Balance     End Rate      Balance      Average Balance    Rate Paid
                                                          --------------     --------      -------      ---------------    ---------
Federal Home Loan Bank advances ....................        $6,818,588         3.23%     $8,381,435        $7,464,765         3.03%
Broker repurchase agreements .......................        $5,000,000         3.53%     $5,000,000        $5,000,000         3.53%

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of liabilities. The Company manages both assets and liabilities to achieve appropriate levels of liquidity. Cash and short-term investments are the Company's primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. The investment portfolio is the Company's principal source of secondary asset liquidity. However, the availability of this source of funds is influenced by market conditions. Individual and commercial deposits and borrowings are the Company's primary source of funding for credit activities. The Company has lines of credit with unrelated banks and with the FHLB of Atlanta. The bank lines total $3.1 million and are available on a one to fourteen day basis for general corporate purposes of the Bank. The FHLB line is based on the availability of eligible collateral, with a maximum borrowing capacity of 10% of Bank assets. The Bank currently has $6.8 million borrowed under the FHLB line. Approximately $11.2 million is available under the FHLB line, assuming adequate collateral is available for pledging. Although many banks have recently experienced substantial pressure on their liquidity, in some cases requiring government intervention, the demands on the Bank's liquidity have been comfortably manageable. Management believes that the Company's liquidity sources are adequate to meet its operating needs.

Estimated Fair Value of Financial Instruments

The Company adopted SFAS 157 on January 1, 2008. Refer to Note 1 for more information regarding SFAS 157 and the levels of inputs used in determining fair value of the Company's available for sale securities. The table below presents the balances of assets measured at fair value on a recurring basis by level within the hierarchy of inputs that may be used to measure fair value.

                                                                                                           June 30, 2009
                                                                                                           -------------
                                                                                                 Carrying                    Fair
                                                                                                   Amount                   Value
                                                                                                   ------                   -----
Financial Assets
      Cash and due from banks ....................................................             $  7,242,337             $  7,242,337
      Federal funds sold .........................................................                2,600,000                2,600,000
      Investment securities ......................................................               20,503,499               20,503,499
      Loans, gross ...............................................................              140,984,144              142,828,724
     Cash surrender value of life insurance policies .............................                1,802,663                1,802,663
Financial Liabilities
      Deposits ...................................................................             $145,415,985             $145,129,589
      Customer repurchase agreements .............................................                3,696,476                3,701,733
      Borrowings from FHLB .......................................................                6,818,588                6,919,024
      Broker repurchase agreements ...............................................                5,000,000                5,294,374

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

At June 30, 2009, the Bank had issued commitments to extend credit of $23.8 million through various types of lending arrangements and overdraft protection arrangements. Of that amount, approximately $17.1 million was undisbursed amounts of closed-end loans, including $1.3 million related to unused overdraft protection, and approximately $6.8 million was related to lines of credit. The Bank also had standby letters of credit outstanding of approximately $455,000 at June 30, 2009. An immaterial amount of fees were collected related to these commitments and letters of credit during the six month period ended June 30, 2009. Historically many of these commitments and letters of credit expire unused, and the total amount committed as of June 30, 2009 is not necessarily expected to be funded.

The Bank offers an automatic overdraft protection product to checking account customers. Each qualified account with the automatic overdraft protection feature can have up to $500 of paid overdrafts. Unused overdraft protection was $1.3 million as of June 30, 2009, the majority of which is not expected to be utilized. As of June 30, 2009, accounts in overdraft status totaled $21,701.

Capital Resources

The capital base for the Company decreased by approximately $127,164 for the first six months of 2009, due to net losses, offset by stock option activity and increases in accumulated other comprehensive income. Stock option activity includes the impact of both stock options exercised and accounting requirements for stock-based compensation on unexercised options. The Company's equity to asset ratio was 10.5% as of June 30, 2009. The Company expects to continue to leverage its capital as the Bank grows.

The following table details return on average assets (net income divided by average total assets, annualized if necessary), return on average equity (net income divided by average total equity, annualized if necessary), the ratio of average equity to average assets and the Dividend Payout Ratio (dividends paid divided by net income) as of and for the six months ended June 30, 2009 and as of and for the year ended December 31, 2008. Return on Assets and Return on Equity for the first six months of 2009 have decreased compared to Return on Assets and Return on Equity for the year ended December 31, 2008 due to pressure on our net interest margin and the effect of an increased provision for loan losses.

                                            Six- month period
                                                  ended            Year ended
                                              June 30, 2009    December 31, 2008
                                              -------------    -----------------
                                               (annualized)
Return on average assets ....................     (.50)%              .15%
Return on average equity ....................    (4.59)%             1.16%
Ratio of average equity to average assets ...     10.96%            12.68%
Dividend payout ratio* ......................         -%              265%

* In May 2008 the Company declared a cash dividend which was less than the Company's reported net income for the first two quarters of 2008. Following the placement of FNMA in conservatorship in September 2008, the Company recognized an Other-than-temporary-impairment charge of $918,264, which reduced the Company's net income for 2008 to an amount less than the amount of the dividend declared in May 2008. The Company may or may not decide to pay cash dividends in the future.

The FDIC has established guidelines for capital requirements for banks. As of March 31, 2008, the Bank is considered well capitalized based on the capital levels that are required to be maintained according to FDIC guidelines as shown in the following table.

Capital Ratios                                                                                                      Adequately
                                                                                       Well Capitalized            Capitalized
                                                                  Actual                  Requirement              Requirement
                                                                  ------                  -----------              -----------
                                                            Amount        Ratio        Amount       Ratio      Amount       Ratio
                                                            ------        -----        ------       -----      ------       -----
Total capital to risk weighted assets ..............       $ 20,522        13.3%     $ 15,439       10.0%     $ 12,352       8.0%
Tier 1 capital to risk weighted assets .............       $ 18,589        12.0%     $ 9 ,264        6.0%     $  6,176       4.0%
Tier 1 capital to average assets ...................       $ 18,589        10.4%     $  8,940        5.0%     $  7,152       4.0%

The Federal Reserve has also established guidelines for capital requirements for bank holding companies that are similar to the FDIC's guidelines for banks. At June 30, 2009 the Company exceeded all of the minimum requirements of the Federal Reserve guidelines.

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

Part II - Other Information
---------------------------

ITEM 4. Submission of Matters to a Vote of Security Holders
         The Company held its annual meeting of shareholders on May 12, 2009. At that meeting four directors were elected to serve three year terms and one director (Childress) was elected to serve a one year term. The voting results were as follows:

                  Name                                  For          Withhold             Broker Non-votes
                  ----                                  ---          --------            ----------------
Elected for three year terms:
Joe E. Hooper ...................................    1,081,178         1,771                     -
Robert R. Spearman ..............................    1,081,178         1,771                     -
John M. Warren, Jr., M.D. .......................    1,081,178         1,771                     -
George I. Wike, Jr. .............................    1,081,178         1,771                     -

Elected for a one year term

Janice E. Childress .............................    1,081,178         1,771                     -

         The following directors' terms of office continued after the annual meeting: Jennifer M. Champagne (2011), Susan S. Jolly (2011), J. Bruce Gaston
(2011), S. Ervin Hendricks, Jr. (2011), J. Rodger Anthony (2010), and Walter L. Brooks (2010).

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


                   Cornerstone Bancorp
                      (Registrant)


By: s/J. Rodger Anthony                                    Date: August 12, 2009
    -------------------------------------------
       J. Rodger Anthony
       Chief Executive Officer



By:  s/Jennifer M. Champagne                               Date: August 12, 2009
     -------------------------------------------
       Jennifer M. Champagne
       Senior Vice President and Chief
       Financial Officer (Principal
       Financial Officer)