Form 10-Q
period 2009-09-30
CORNERSTONE BANCORP/SC
filed 2009-11-13
CIK 1087455

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For The Quarterly Period Ended September 30, 2009

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

               1670 East Main Street, Easley, South Carolina 29640
               ---------------------------------------------------
                    (Address of principal executive offices)

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

[ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

  Common Stock - No Par Value, 2,105,738 shares outstanding on November 1, 2009

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements


                                    CORNERSTONE BANCORP AND SUBSIDIARY
                                       CONSOLIDATED BALANCE SHEETS

                                                                                                     September 30,      December 31,
                                                                                                         2009               2008
                                                                                                         ----               ----
Assets                                                                                                (Unaudited)

Cash and due from banks .......................................................................     $  10,987,229      $   3,820,227
Federal funds sold ............................................................................         1,680,000            140,000
                                                                                                    -------------      -------------
       Cash and cash equivalents ..............................................................        12,667,229          3,960,227

Investment securities
   Available-for-sale .........................................................................        24,496,910         19,676,604
   Other investments ..........................................................................         1,142,050          1,114,150

Loans, net ....................................................................................       138,446,382        129,483,130
Property and equipment, net ...................................................................         5,353,323          5,551,275
Cash surrender value of life insurance policies ...............................................         1,820,963          1,768,520
Other real estate owned .......................................................................         4,848,984            575,000
Other assets ..................................................................................         3,029,330          1,722,161
                                                                                                    -------------      -------------
              Total assets ....................................................................     $ 191,805,171      $ 163,851,067
                                                                                                    =============      =============


Liabilities And Shareholders' Equity

Liabilities
   Deposits
     Noninterest bearing ......................................................................     $  12,180,011      $  10,069,125
     Interest bearing .........................................................................       141,862,370        112,512,449
                                                                                                    -------------      -------------
     Total deposits ...........................................................................       154,042,381        122,581,574
   Federal funds purchased ....................................................................                 -          1,810,000
   Customer repurchase agreements .............................................................         3,549,610          4,582,619
   Borrowings from Federal Home Loan Bank of Atlanta ..........................................         9,780,880         10,394,005
   Broker repurchase agreements ...............................................................         5,000,000          5,000,000
   Other liabilities ..........................................................................           666,165            345,922
                                                                                                    -------------      -------------

     Total liabilities ........................................................................       173,039,036        144,714,120

Commitments and contingencies

Shareholders' equity
   Preferred stock, 10,000,000 shares authorized, no shares issued ............................                 -                  -
   Common stock, no par value, 20,000,000 shares authorized, 2,105,738 and 1,991,565
       shares issued at September 30, 2009 and December 31, 2008, respectively ................        18,781,612         18,323,333
   Retained earnings (deficit) ................................................................          (545,965)           765,906
   Accumulated other comprehensive income .....................................................           530,488             47,708
                                                                                                    -------------      -------------

     Total shareholders' equity ...............................................................        18,766,135         19,136,947
                                                                                                    -------------      -------------

     Total liabilities and shareholders' equity ...............................................     $ 191,805,171      $ 163,851,067
                                                                                                    =============      =============

The accompanying notes are an integral part of these consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                 For the three months ended               For the nine months ended
                                                                        September 30,                           September 30,
                                                                        -------------                           -------------
                                                                 2009                 2008                  2009                2008
                                                                 ----                 ----                  ----                ----
Interest and Dividend Income
  Interest and fees on loans ...........................       $ 1,722,059        $ 1,957,863        $ 5,230,366        $ 5,997,307
  Investment securities ................................           267,048            293,738            757,071            910,380
  Federal funds sold and interest bearing
    balances ...........................................             3,546             20,420             10,880             82,414
                                                               -----------        -----------        -----------        -----------
     Total interest  income ............................         1,992,653          2,272,021          5,998,317          6,990,101
                                                               -----------        -----------        -----------        -----------

Interest Expense
  Deposits .............................................           709,667            748,011          2,225,544          2,498,885
  Borrowings ...........................................           123,354            145,296            369,139            426,557
                                                               -----------        -----------        -----------        -----------
     Total interest expense ............................           833,021            893,307          2,594,683          2,925,442
                                                               -----------        -----------        -----------        -----------

Net Interest Income ....................................         1,159,632          1,378,714          3,403,634          4,064,659
Provision for Loan Losses ..............................           945,000            220,000          2,025,000            460,000
                                                               -----------        -----------        -----------        -----------

     Net interest income after provision
       for loan losses .................................           214,632          1,158,714          1,378,634          3,604,659
                                                               -----------        -----------        -----------        -----------

Noninterest Income
  Service charges on deposit accounts ..................           154,258            152,043            424,982            439,587
  Mortgage loan origination fees .......................            25,781             53,408            136,843            226,038
  Gain on sale of security .............................                 -                  -             52,300                  -
  Other than temporary impairment loss
       on investment securities available
       for sale ........................................                 -           (918,264)                 -           (918,264)
  Other ................................................            49,375             29,500             98,309             88,693
                                                               -----------        -----------        -----------        -----------
     Total noninterest income (loss) ...................           229,414           (683,313)           712,434           (163,946)
                                                               -----------        -----------        -----------        -----------

Noninterest Expense
  Salaries and employee benefits .......................           601,564            579,378          1,811,201          1,847,901
  Premises and equipment ...............................           140,164            152,863            438,701            452,702
  Data processing ......................................            53,882             57,944            164,757            172,382
  Professional and regulatory fees .....................           120,146             97,626            442,483            245,437
  Supplies .............................................            16,335             19,637             51,691             60,856
  Advertising ..........................................             6,105             16,625             25,002             52,255
  Other ................................................           353,723            163,312            733,599            463,967
                                                               -----------        -----------        -----------        -----------
     Total noninterest expense .........................         1,291,919          1,087,385          3,667,434          3,295,500
                                                               -----------        -----------        -----------        -----------
     Net income (loss) before taxes ....................          (847,873)          (611,984)        (1,576,366)           145,213
Provision (benefit) for income taxes ...................          (301,908)          (206,510)          (590,141)            47,591
                                                               -----------        -----------        -----------        -----------
     Net income (loss) .................................       $  (545,965)       $  (405,474)       $  (986,225)       $    97,622
                                                               ===========        ===========        ===========        ===========
Earnings (Loss) Per Share
  Basic ................................................       $      (.26)       $      (.19)       $      (.46)       $       .05
  Diluted ..............................................       $      (.26)       $      (.19)       $      (.46)       $       .05
Weighted Average Shares Outstanding
  Basic ................................................         2,105,738          2,091,143          2,102,130          2,088,794
  Diluted ..............................................         2,105,738          2,091,143          2,102,130          2,122,339

Earnings per share in 2008 reflect the effect of the 5% stock  dividend in 2009.

The accompanying notes are an integral part of these consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
              For the nine months ended September 30, 2009 and 2008

                                   (Unaudited)

                                                                                                       Accumulated
                                                               Common stock                               other           Total
                                                               ------------             Retained       comprehensive   shareholders'
                                                          Shares        Amount         earnings       income (loss)       equity
                                                          ------        ------         --------       -------------       ------

Balance, December 31, 2007 .....................       1,983,169     $ 18,185,328    $  1,177,450     $    218,052     $ 19,580,830
Net income .....................................               -                -          97,622                -           97,622
Other comprehensive income, net
   of income taxes
Unrealized loss on investment
   securities, net .............................               -                -               -         (236,900)        (236,900)
                                                                                                                       ------------
Comprehensive income ...........................                                                                           (139,278)
Stock based compensation .......................               -           41,717               -                -           41,717
Options exercised ..............................           8,396           81,833               -                -           81,833
Cumulative effect of accounting change .........               -                -         (39,389)               -          (39,389)
Dividends paid .................................               -                -        (597,471)               -         (597,471)
                                                       ---------     ------------    ------------     ------------     ------------

Balance, September 30, 2008 ....................       1,991,565     $ 18,308,878    $    638,212     $    (18,848)    $ 18,928,242
                                                       =========     ============    ============     ============     ============



Balance, December 31, 2008 .....................       1,991,565     $ 18,323,333    $    765,906     $     47,708     $ 19,136,947
Net loss .......................................               -                -        (986,225)               -         (986,225)
Other comprehensive income, net
    of income taxes
Unrealized gain on investment
   securities, net .............................               -                -               -          482,780          482,780
                                                                                                                       ------------
Comprehensive loss .............................                                                                           (503,445)
Stock based compensation .......................               -           54,348               -                -           54,348
5% stock dividend, net of cash paid in
  lieu of fractional shares ....................         100,001          323,931        (325,646)               -           (1,715)
Options exercised ..............................          14,172           80,000               -                -           80,000
                                                       ---------     ------------    ------------     ------------     ------------

Balance, September 30, 2009 ....................       2,105,738     $ 18,781,612    $   (545,965)    $    530,488     $ 18,766,135
                                                       =========     ============    ============     ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                             For the nine months ended September 30,
                                                                                             ---------------------------------------
                                                                                                  2009                 2008
                                                                                                  ----                 ----
Operating Activities
     Net income (loss) .................................................................     $   (986,225)         $     97,622
     Adjustments to reconcile net income (loss) to net cash provided by operating  activities
        Depreciation and amortization ..................................................          247,539               220,770
        Provision for loan losses ......................................................        2,025,000               460,000
        Non-cash option expense ........................................................           54,348                41,717
     Gain on sale of property and equipment ............................................             (625)                    -
     Other than temporary impairment loss on investment securities .....................                -               918,264
         available for sale
     (Gain) loss on sale of property acquired in foreclosure ...........................           35,369                  (481)
     Gain on sale of security available for sale .......................................                                 (3,828)
     Changes in operating assets and liabilities
        Change in interest receivable ..................................................           93,693               137,434
        Change in other assets .........................................................       (1,453,305)             (482,500)
        Change in other liabilities ....................................................           71,539              (184,126)
                                                                                             ------------          ------------

           Net cash provided by operating activities ...................................           87,333             1,204,872
                                                                                             ------------          ------------

Investing Activities
     Proceeds from maturities and principal repayments of available for sale
           securities ..................................................................        6,065,417             4,140,996
     Purchase of FHLB and Federal Reserve stock ........................................          (27,900)             (210,750)
     Purchase of investment securities available for sale ..............................      (10,198,378)           (7,085,514)
     Purchase of property and equipment ................................................           (5,448)              (22,763)
     Proceeds from sale of property acquired in foreclosure ............................        2,198,474               343,852
     Proceeds from sale of property and equipment ......................................              625                 7,495
     Net increase in loans to customers ................................................      (17,496,079)          (10,399,915)
                                                                                             ------------          ------------

           Net cash used for investing activities ......................................      (19,463,289)          (13,226,599)
                                                                                             ------------          ------------

Financing Activities
     Net increase in demand, savings and time deposits .................................       31,460,807             5,460,067
     Net decrease in customer repurchase agreements ....................................       (1,033,009)           (1,152,611)
     Dividends paid ....................................................................                -              (597,471)
     Cash paid in lieu of fractional shares ............................................           (1,715)                    -
     Decrease in federal funds purchased ...............................................       (1,810,000)                    -
     Repayment of FHLB advances ........................................................       (5,113,125)           (3,413,125)
     Borrowings from FHLB ..............................................................        4,500,000             8,300,000
     Proceeds from broker repurchase agreements ........................................                -             5,000,000
     Proceeds from exercise of stock options ...........................................           80,000                81,833
                                                                                             ------------          ------------

           Net cash provided by financing activities ...................................       28,082,958            13,678,693
                                                                                             ------------          ------------
           Net increase in cash and cash equivalents ...................................        8,707,002             1,656,966
Cash and Cash Equivalents, Beginning of Period .........................................        3,960,227             5,233,777
                                                                                             ------------          ------------

Cash and Cash Equivalents, End of Period ...............................................     $ 12,667,229          $  6,890,743
                                                                                             ============          ============

Supplemental Information
    Cash paid for interest .............................................................     $  2,621,816          $  2,937,257
    Cash paid for income taxes .........................................................     $     60,127          $    438,048
Non-cash Supplemental information
    Loans transferred to other real estate owned .......................................     $  4,479,462          $    921,744
    Loans (charged-off) recovered, net .................................................     $  1,680,936          $    332,824


The accompanying notes are an integral part of these consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  Nature of Business and Basis of Presentation

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

Management Opinion
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly they do not contain all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The statements in this report are unaudited. In the opinion of management, all adjustments necessary to present a fair statement of the results for the interim period have been made. Such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of the results to be expected for an entire year. These interim financial statements should be read in conjunction with the annual financial statements and notes thereto contained in the 2008 Annual Report on Form 10-K.

Note 2. Earnings per Share
FASB ASC 260, "Earnings per Share," requires that the Company present basic and diluted net income (loss) per common share. The assumed conversion of stock options creates the difference between basic and diluted net income per share. Income per share is calculated by dividing net income by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares outstanding for basic and diluted net loss per common share for the three month period ended September 30, 2009 was 2,105,738 shares. Outstanding options were excluded from the loss per share calculation as they are anti-dilutive as of September 30, 2009. The calculation of earnings per share includes the effect of the 5% stock dividend declared on April 14, 2009 as if it had been declared on January 1, 2009. The weighted average number of common shares outstanding for net loss per common share for the nine month period ended September 30, 2009 was 2,102,130 shares.

Note 3. Stock Based Compensation
As described in Notes 1 and 17 to the financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2008, the Company has a stock-based employee and director compensation plan, which was approved by shareholders in 2003 (the "2003 Plan").

The Company accounts for stock-based compensation under the provisions of FASB ASC 718, "Compensation- Stock Compensation." On January 12, 2009 and January 2, 2008, the Board of Directors awarded options to purchase 15,600 and 19,200 shares, respectively, to executive officers and directors under the 2003 Plan. The options vest over five years and expire ten years from the date of grant. The exercise price for the 2009 grant was $10.00 per share. After giving effect to the 5% stock dividend declared April 14, 2009 and payable on May 29, 2009 to shareholders of record as of May 12, 2009, the number of options granted in 2009 was adjusted to 16,380 with an exercise price of $9.52 per share, in accordance with the terms of the 2003 Plan. Refer to the notes to the financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2008 for further information.

The fair value of an option is estimated on the date of grant using the Black-Scholes option pricing model. The risk free interest rate used in the calculation was 2.34% for the 2009 grant and 3.91% for the 2008 grant (equal to the U.S. Treasury 10 year constant maturity on the date of grant) and the assumed dividend rate was zero in each case. The expected option life in each case was 10 years. Volatility was estimated at 38.71% for the 2009 grant and 27.5% for the 2008 grant based on a review of stock trades known to management or quoted on the OTC Bulletin Board during the preceding period. Management is aware of only limited trades, which may not represent market value as the stock is not traded on an exchange, though it is quoted on the OTC Bulletin Board. For the nine months ended September 30, 2009, the Company expensed $12,219 related to options granted in 2009, $14,739 related to options granted in 2008, $15,522 related to options granted in 2007, and $11,868, related to the options granted in 2006. The expense is included in salaries and employee benefits in the accompanying consolidated statements of income.

Prior to adopting the provisions of FASB ASC 718 the Company accounted for stock option awards under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. These awards are fully vested, and no compensation expense has been recognized related to these option awards. Options were granted under the 2003 Plan in 2004 and 2005, and have been adjusted to reflect the stock dividends declared since the grant date. Following the 5% stock dividend declared by the Board of Directors on April 14, 2009 and distributable to shareholders of record on May 12, 2009, the adjusted number of options outstanding was approximately 110,143 and the weighted average exercise price was $10.56 per share, all in accordance with the 2003 Plan.

The Company awarded options to its Organizers in 1999 (the "Organizers' Options"). Each of the organizing directors was awarded options to purchase 4,000 shares of the Company's common stock at $10.00 per share. The options expire 10 years from the date of grant. Since 1999, 20,000 of the original options have been exercised and 4,000 have been forfeited. As of September 30, 2009, after the effect of stock dividends and exercises, there are 29,759 Organizers' Options outstanding. Each option is currently exercisable at a price of $5.38, following the 5% stock dividend declared by the Board of Directors on April 14, 2009 and distributable to shareholders of record on May 12, 2009 in accordance with the terms of the original grant. These options vested in 2002 and were accounted for under the provisions of APB No. 25. These options expire in December, 2009.

Note 4. Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of interest and noninterest income and expenses during the reporting period. Actual results could differ from those estimates. The primary significant estimate in the accompanying consolidated financial statements is the allowance for loan losses. A discussion of the significant factors involved in estimating the allowance for loan losses is included in this Form 10-Q in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the section titled "Results of Operations" and in the Company's 2008 Form 10-K. The provision for income taxes is also considered a significant estimate.

Note 5. Concentrations of credit risk
The Bank makes loans to individuals and small businesses located primarily in upstate South Carolina for various personal and commercial purposes. The Bank has a diversified loan portfolio and borrowers' ability to repay loans is not dependent upon any specific economic sector. The Bank monitors the portfolio for concentrations of credit on a quarterly basis using North American Industry Codes ("NAIC") and using definitions required by regulatory agencies. The Bank has loans in two NAIC categories that each represents more than 10% of the portfolio. The NAIC concentrations are 25.3% in Residential Building Construction and 21.7% in Real Estate and Rental and Leasing. The portfolio also has loans representing 21 other NAIC categories.

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

The Bank does not make long term (more than 15 years) mortgage loans to be held in its portfolio, does not offer loans with negative amortization features or long-term interest only features, or loans with loan to collateral value ratios in excess of 100% at the time the loan is made. The Bank does offer loan products with features that can increase credit risk during periods of declining economic conditions, such as adjustable rate loans, short-term interest-only loans, and loans with amortization periods that differ from the maturity date (i.e., balloon payment loans). However, the Bank evaluates each customer's creditworthiness based on the customer's individual circumstances, and current and expected economic conditions, and underwrites and monitors each loan for associated risks. Loans made with exceptions to internal loan guidelines and those with loan-to-value ratios in excess of regulatory loan-to-value guidelines are monitored and reported to the Board of Directors on a monthly basis. The regulatory loan-to-value guidelines permit exceptions to the guidelines up to a maximum of 30% of total capital for commercial loans and exceptions for all types of real estate loans up to a maximum of 100% of total capital. As of September 30, 2009, the Bank has $3.7 million of loans which exceed the regulatory loan to value guidelines. This amount is within the maximum allowable exceptions to the guidelines. Of the $3.7 million of loans with exceptions to the regulatory loan to value guidelines, $2.5 million were not exceptions at the time the loan was made, but became exceptions upon reappraisal. Management routinely reappraises real estate collateral based on specific criteria and circumstances. If additional collateral is available, the Bank may require the borrower to commit additional collateral to the loan.

Note 6. Income taxes
The Company accounts for income taxes under SFAS No. 109 FASB Accounting Standards Codification TM ("FASB ASC") 740, "Accounting for Income Taxes." Certain items of income and expense (principally provision for loan losses, depreciation, and prepaid expenses) are included in one reporting period for financial accounting purposes and another for income tax purposes. Refer to the notes to the Company's consolidated financial statements for the year ended December 31, 2008 for more information. To date in 2009, the Company recorded an income tax benefit of $590,141 compared to tax expense of $47,591 in 2008. The primary reasons for the benefit in 2009 are the exclusion of nontaxable municipal bond income in 2009 and the net tax effect of loan charge-offs. In 2008, taxable income was affected by the exclusion of nontaxable municipal bond income and the tax effect of the other-than temporary-impairment charge on the FNMA preferred stock. In the fourth quarter of 2008, legislation was passed by Congress making the OTTI charge includable in ordinary income for holders of FNMA and Federal Home Loan Mortgage Corporation ("FHLMC") preferred stocks. The Company, therefore, recorded a deferred tax asset in 2008 of $312,210 related to the other-than-temporary impairment of the FNMA preferred stock. As of September 30, 2009 management has evaluated its deferred tax items and does not believe that any require reserves as of September 30, 2009. The Company also believes that its income tax filing positions taken or expected to be taken in its tax returns will more likely than not be sustained upon audit by the taxing authorities, and does not anticipate any adjustments that will result in a material adverse impact on the Company's financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48.

Note 7. Fair Value Accounting
Effective January 1, 2008, the Company adopted FASB ASC 820, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. FASB ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FASB ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Note 8. Evaluation of subsequent events
In accordance with FASB ASC 855, "Subsequent Events," issued in May 2009 and effective for periods ending after June 15, 2009, management performed an evaluation to determine whether or not there have been any subsequent events since the balance sheet date. The evaluation was performed through November 13, 2009, the date on which the Company's 10-Q was issued as filed with the Securities and Exchange Commission.

Note 9. Recently issued accounting standards
The following is a summary of recent authoritative pronouncements that may affect accounting, reporting, and disclosure of financial information by the
Company:

In June 2009, the FASB issued SFAS 168 "The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162," ("SFAS 168") . SFAS 168 establishes the FASB Accounting Standards Codification TM ("ASC") as the source of authoritative generally accepted accounting principles for nongovernmental entities. SFAS 168 (ASC 105-10-5) is effective for interim and annual periods ending after September 15, 2009 and is not expected to have any impact on the Company's financial position. In conjunction with the issuance of SFAS 168, the FASB also issued its first Accounting Standards Update No. 2009-1, "Topic 105 -Generally Accepted Accounting Principles" ("ASU 2009-1") which includes SFAS 168 in its entirety as a transition to the ASC. ASU 2009-1 is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company's financial position or results of operations but will change the referencing system for accounting standards. Certain of the pronouncements were issued prior to the issuance of the ASC and adoption of the ASUs. For such pronouncements, citations to the applicable Codification by Topic, Subtopic and Section are provided where applicable in addition to the original standard type and number.

FSP EITF 99-20-1 (ASC 325-40-65), "Amendments to the Impairment Guidance of EITF Issue No. 99-20," ("FSP EITF 99-20-1") was issued in January 2009. Prior to the Staff Position, other-than-temporary impairment was determined by using either
EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets," ("EITF 99-20") or SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," depending on the type of security. EITF 99-20 required the use of market participant assumptions regarding future cash flows regarding the probability of collecting all cash flows previously projected. SFAS 115 determined impairment to be other than temporary if it was probable that the holder would be unable to collect all amounts due according to the contractual terms. To achieve a more consistent determination of other-than-temporary impairment, the Staff Position amends EITF 99-20 to determine any other-than-temporary impairment based on the guidance in SFAS No. 115, allowing management to use more judgment in determining any other-than-temporary impairment. The Staff Position was effective for the Company as of December 31, 2008. Management has reviewed and evaluated the Company's security portfolio for any other-than-temporary impairments.

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

FSP SFAS 115-2 and SFAS 124-2 (ASC 320-10-65), "Recognition and Presentation of Other-Than-Temporary Impairments," ("FSP SFAS 115-2 and SFAS 124-2") categorizes losses on debt securities available-for-sale or held-to-maturity determined by management to be other-than-temporarily impaired into losses due to credit issues and losses related to all other factors. Other-than-temporary impairment
(OTTI) exists when it is more likely than not that the security will mature or be sold before its amortized cost basis can be recovered. An OTTI related to credit losses should be recognized through earnings. An OTTI related to other factors should be recognized in other comprehensive income. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. Annual disclosures required in SFAS 115 and FSP SFAS 115-1 and SFAS 124-1 are also required for interim periods (including the aging of securities with unrealized losses).

FSP SFAS 157-4 (ASC 820-10-65), "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly" recognizes that quoted prices may not be determinative of fair value when the volume and level of trading activity has significantly decreased. The evaluation of certain factors may necessitate that fair value be determined using a different valuation technique. Fair value should be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction, not a forced liquidation or distressed sale. If a transaction is considered to not be orderly, little, if any, weight should be placed on the transaction price. If there is not sufficient information to conclude as to whether or not the transaction is orderly, the transaction price should be considered when estimating fair value. An entity's intention to hold an asset or liability is not relevant in determining fair value. Quoted prices provided by pricing services may still be used when estimating fair value in accordance with SFAS 157; however, the entity should evaluate whether the quoted prices are based on current information and orderly transactions. Inputs and valuation techniques are required to be disclosed in addition to any changes in valuation techniques.

FSP SFAS 107-1 and APB 28-1 (ASC  825-10-65),  "Interim  Disclosures  about Fair
Value of Financial Instruments" requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and also requires those disclosures in summarized financial information at interim reporting periods A publicly traded company includes any company whose securities trade in a public market on either a stock exchange or in the over-the-counter market, or any company that is a conduit bond obligor. Additionally, when a company makes a filing with a regulatory agency in preparation for sale of its securities in a public market it is considered a publicly traded company for this purpose.

The three staff positions are effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, in which case all three must be adopted. The Company will adopt the staff positions for its second quarter 10-Q but does not expect the staff positions to have a material impact on the consolidated financial statements.

Also on April 1,  2009,  the FASB  issued  FSP SFAS  141(R)-1  (ASC  805-20-25),
"Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies." The FSP requires that assets acquired and liabilities assumed in a business combination that arise from a contingency be recognized at fair value. If fair value cannot be determined during the measurement period as determined in SFAS 141 (R), the asset or liability can still be recognized if it can be determined that it is probable that the asset existed or the liability had been incurred as of the measurement date and if the amount of the asset or liability can be reasonably estimated. If it is not determined to be probable that the asset/liability existed/was incurred or no reasonable amount can be determined, no asset or liability is recognized. The entity should determine a rational basis for subsequently measuring the acquired assets and assumed liabilities. Contingent consideration agreements should be recognized initially at fair value and subsequently reevaluated in accordance with guidance found in paragraph 65 of SFAS 141 (R). The FSP is effective for business combinations with an acquisition date on or after the beginning of the Company's first annual reporting period beginning on or after December 15, 2008. The Company will assess the impact of the FSP if and when a future acquisition occurs.

The Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 111 on April 9, 2009 to amend Topic 5.M. (ASC 320-10-S99), "Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities" and to supplement FSP SFAS 115-2 and SFAS 124-2. SAB 111 maintains the staff's previous views related to equity securities; however debt securities are excluded from its scope. The SAB provides that "other-than-temporary" impairment is not necessarily the same as "permanent" impairment and unless evidence exists to support a value equal to or greater than the carrying value of the equity security investment, a write-down to fair value should be recorded and accounted for as a realized loss. The SAB was effective upon issuance and had no impact on the Company's financial position.

SFAS 165 "Subsequent Events," ("SFAS 165") (ASC 855-10-05) was issued in May 2009 and provides guidance on when a subsequent event should be recognized in the financial statements. Subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet should be recognized at the balance sheet date. Subsequent events that provide evidence about conditions that arose after the balance sheet date but before financial statements are issued, or are available to be issued, are not required to be recognized. The date through which subsequent events have been evaluated must be disclosed as well as whether it is the date the financial statements were issued or the date the financial statements were available to be issued. For non-recognized subsequent events which should be disclosed to keep the financial statements from being misleading, the nature of the event and an estimate of its financial effect, or a statement that such an estimate cannot be made, should be disclosed. The standard is effective for interim or annual periods ending after June 15, 2009. See Note 1 for Management's evaluation of subsequent events.

The FASB issued ASU 2009-05,  "Fair Value  Measurements  and Disclosures  (Topic
820) - Measuring Liabilities at Fair Value" in August, 2009 to provide guidance when estimating the fair value of a liability. When a quoted price in an active market for the identical liability is not available, fair value should be measured using (a) the quoted price of an identical liability when traded as an asset; (b) quoted prices for similar liabilities or similar liabilities when traded as assets; or (c) another valuation technique consistent with the principles of Topic 820 such as an income approach or a market approach. If a restriction exists that prevents the transfer of the liability, a separate adjustment related to the restriction is not required when estimating fair value. The ASU was effective October 1, 2009 for the Company and will have no impact on financial position or operations.

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

Effect of Economic Trends
During the fourth quarter of 2008 and continuing throughout 2009, the Federal Deposit Insurance Corporation ("FDIC"), the Federal Reserve, the Department of the Treasury and Congress have taken a number of actions designed to alleviate or correct mounting problems in the financial services industry. A number of these initiatives were directly applicable to community banks.

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

An unfortunate consequence of the difficulties that have beset the banking industry in the last year has been a large increase in bank failures, which has led to substantial claims being made against the FDIC's Deposit Insurance Fund. In order to increase the amount in the Deposit Insurance Fund to reflect the increased risk of additional bank failures and insurance claims, the FDIC has raised its assessments on banks for 2009, and also leveled a special one-time assessment of five cents per $100 of a bank's assessable base, which was defined as total assets less Tier one capital as of June 30, 2009. The Bank paid $80,894 on September 30, 2009 related to the special assessment. The assessment was paid in addition to $163,481 expensed for recurring FDIC insurance premiums during the first nine months of 2009. The FDIC has also voted to require FDIC insured institutions to prepay their quarterly assessments for the years 2010, 2011, and 2012. Increases in deposit levels and assessments will both be incorporated into the calculation of the prepaid assessments, which are required to be paid to the FDIC on December 30, 2009. The prepayments will be booked at the end of each quarter during the three year period, and therefore, will not immediately affect earnings. Further, there can be no assurance that additional payments in the form of special assessments or higher premiums will not be required in the future as the FDIC's Deposit Insurance Fund absorbs losses resulting from failed institutions.

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

The current outlook for the national economy in the United States remains negative. Management expects that unfavorable economic conditions will persist through 2009 and into 2010. Specifically, unemployment is expected to remain high in the near term. We will continue to monitor both the local and national economic conditions in an effort to minimize any negative impact on the Company.

Throughout 2008 and 2009, the Federal Open Market Committee of the Federal Reserve ("FOMC") has held its target short-term interest rates at very low levels by historical standards. The FOMC has done this as part of its response to the economic turmoil currently dominating the U.S. economy. As a result of the decreases in short-term interest rates, interest rates applicable to many of the Bank's loans, which are tied to the prime rate, have also remained very low. However, interest rates on the Bank's interest bearing liabilities have not decreased by the same magnitude, tightening the Bank's net interest margin. In addition, the ability of many borrowers to obtain mortgage financing has decreased, impacting one source of non-interest income for the Bank. Both of these trends have negatively impacted the Company's profitability in 2009.
Additionally, problems in the economy have adversely affected the ability of some borrowers to repay their loans. Although the Company's market area has not experienced the negative effects of the slowing economy and real estate markets and the decline in real estate values to as great a degree as some other parts of the country, these factors have had a significant effect on the local markets, as evidenced by the increases in our potential problem loans, charge-offs, and nonaccrual loans, particularly with respect to new residential real estate.

Results of Operations for the Three Months Ended September 30, 2009 and 2008

Summary
The Company recorded a loss of $545,965 during the third quarter of 2009 or $.26 per share compared to a loss of $405,474 during the third quarter of 2008 or $.19 per share, after giving effect to the five percent stock dividend declared in 2009. Reasons for the decline in earnings include a decrease in the net interest margin, an increase in the provision for loan losses, and a decrease in mortgage loan origination fees and increases in FDIC insurance premiums and foreclosure-related costs. These were partially offset by a gain on the sale of an available-for-sale security in 2009. The third quarter of 2008 included an Other-than-temporary-loss on FNMA Preferred Stock that occurred when the US Government put FNMA and the Federal Home Loan Mortgage Corporation ("FHLMC") into conservatorship in September 2008. The decrease in the net interest margin is due to changes in market interest rates as described above. The decrease in mortgage loan origination fees is also related to trends in the national market for mortgage loan products. The increase in the provision for loan losses is a result of an increase in problem loans related to the current economic environment.

Net Interest Income
Net interest income is the primary driver of net income for the Company. Net interest income is equal to the difference between interest income earned on the Company's interest earning assets and the interest paid on its interest bearing liabilities. Throughout 2008 and 2009, we have experienced pressure on our interest rate margin as a result of market conditions. The Bank's balance sheet is sensitive to changes in market interest rates because approximately 60% of the Bank's loans are tied to the Prime Rate, which responds immediately to changes in market interest rates. Some of these loans include provisions for interest rate floors, but due to competitive pressures at the time the loans were made, many do not. Although many of the Bank's interest-bearing liabilities are also short-term in nature, even when those rates can be changed, liquidity needs of other institutions may put pressure on the Bank to keep deposit account interest rates high in order to retain deposits. In addition, the current economic climate is requiring banks to keep more liquidity on their balance sheets. Liquid assets are generally lower-earning assets than loans, further impacting our net interest margin.

As mentioned above, a result of maintenance of very low target interest rates by the FOMC from September 2007 through September of 2009 is that earning rates on over half of the Bank's loan portfolio adjusted downward and remain low. While the average balance of loans outstanding grew 15.2% in the third quarter of 2009 as compared to the third quarter of 2008, decreases in rates earned on the portfolio had a greater impact on interest income than the increases in volume. Average rates earned on the loan portfolio decreased 161 basis points in the third quarter of 2009 compared to the third quarter of 2008, exclusive of nonaccrual loans. In contrast, average rates paid on interest bearing liabilities decreased only 80 basis points year over year. Management continues to seek improvements to the net interest margin without taking on undue risk.

The table below illustrates the average balances of interest earning assets and interest bearing liabilities and the resulting annualized yields and costs for the three month periods ended September 30, 2009 and 2008.

                                                             September 30, 2009                        September 30, 2008
                                                             ------------------                        ------------------
                                                   Average                      Average     Average                        Average
                                                   Balance      Interest       Yield/Cost   Balance        Interest      Yield/Cost
                                                   -------      --------       ----------   -------        --------      ----------
Investments ................................   $ 25,147,390   $  267,048         4.21%   $ 22,445,451     $  293,738        5.19%
Federal Funds Sold .........................      9,583,410        3,546          .15%      4,919,769         20,420        1.65%
Loans, excluding nonaccruals ...............    131,176,743    1,722,059         5.21%    113,879,340      1,957,863        6.82%
                                               ------------   ----------                 ------------     ----------

   Total interest earning assets ...........    165,907,543    1,992,653         4.77%    141,244,560      2,272,021        6.38%
                                               ============   ----------                 ============     ----------

Interest bearing transaction accounts ......     13,280,845       15,817          .47%     13,411,247         30,695         .91%
Savings and money market ...................     37,792,204      178,750         1.88%     15,150,258         67,895        1.78%
Time deposits ..............................     85,524,789      515,100         2.39%     75,240,191        649,421        3.42%
                                               ------------   ----------                 ------------     ----------
   Total interest bearing deposits .........    136,597,838      709,667         2.06%    103,801,696        748,011        2.86%
Customer repurchase agreements and
    Federal Funds purchased ................      3,672,218       16,089         1.74%      5,131,258         35,992        2.78%
Borrowings from FHLB Atlanta ...............      9,507,173       62,747         2.62%      7,896,908         64,786        3.25%
Broker repurchase agreements ...............      5,000,000       44,518         3.53%      5,000,000         44,518        3.53%
                                               ------------   ----------                 ------------     ----------
   Total interest bearing liabilities ......   $154,777,229      833,021         2.14%   $121,829,862        893,307        2.91%
                                               ============   ----------                 ============     ----------

Net interest income ........................                  $1,159,632                                  $1,378,714
                                                              ==========                                  ==========
Interest rate spread .......................                                     2.63%                                      3.47%
Interest margin ............................                                     2.77%                                      3.87%

The Bank, which accounts for all of the Company's sensitivity to changes in interest rates, measures interest sensitivity using various measures. Using a static GAP measurement, which compares the amount of interest sensitive assets repricing within a one year time period as compared to the amount of interest sensitive liabilities repricing within the same time frame, the Bank's sensitivity to changes in interest rates can be analyzed. This method does not take into account loan prepayments and other non-contractual changes in balances and the applicable interest rates, but it does give some information as to possible changes in net interest income that could be expected simply as a result of changes in interest rates. As of September 30, 2009, the Bank's cumulative Gap ratio was 1.70 through 12 months. This indicates an asset-sensitive position as of September 30, 2009. However, this measurement is based on assumptions about the repricing of various accounts, which may not occur as they have been modeled.

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


Provision for loan losses
For the quarter ended September 30, 2009, the Company expensed $945,000 to the provision for loan losses. The Bank sets allowance for loan loss levels in response to trends in the portfolio and the level of potential problem loans. During the quarter, charge-offs totaled $1,090,881 and there were no recoveries.

Management has sought to provide the amount estimated to be necessary to maintain an allowance for loan losses that is adequate to cover the level of loss that management believed to be inherent in the portfolio as a whole, taking into account the Company's experience, economic conditions and information about borrowers available at the time of the analysis. However, management expects further deterioration of economic conditions in the Company's market areas in the short-term, especially with respect to real estate related activities and real property values. Consequently, management expects that further increases in provisions for loan losses could be needed in the future. See "Balance Sheet Review- Loans" for additional information on the Company's loan portfolio and allowance for loan losses.

Noninterest income
The primary recurring drivers of noninterest income for the Company and the Bank are service charges on deposit accounts and mortgage loan origination fees. For the three months ended September 30, 2009, the Company earned $154,258 in service charges on deposit accounts compared to $152,043 for the same period in 2008. Mortgage loan origination fees in the third quarter of 2009 have decreased by $27,627 or 51.7% compared to the third quarter of 2008. The decrease is directly related to problems that borrowers are facing as they try to purchase or refinance homes. National mortgage lenders have changed or deleted programs and tightened credit standards, and the appraisal process has become time-consuming and difficult. Some credit worthy borrowers are not making refinancing or purchase decisions until they can determine that interest rates have probably reached their lowest level for this economic cycle. Other noninterest income increased to $49,375 in the third quarter of 2009 from $29,500 for the third quarter of 2008 due to an increase in brokerage fee income. The increase in brokerage income partially offset the decreases in mortgage origination income.

Noninterest expense
Noninterest expense totaled $1.3 million for the three months ended September 30, 2009 and $1.1 million for the three months ended September 30, 2008. Professional and regulatory fees increased 23.1% for the quarter over the same quarter of 2008. This increase primarily relates to premiums for FDIC insurance. Other expense increased $190,411 or 116.6% in 2009 over 2008 levels due to increases in loan-related expenses. These expenses are primarily associated with the foreclosure process.

Results of Operations for the Nine Months Ended September 30, 2009 and 2008

Summary
The Company's net loss for the nine months ended September 30, 2009 was $986,225 or $.46 per share, compared to income of $97,622 or $.05 per basic and diluted share for the nine months ended September 30, 2008 (including the effect of the five percent stock dividend declared in 2009). The decrease in net income is due to changes in interest rates and the mortgage brokerage business and an increase in the provision for loan losses.

Net Interest Income
Net interest income was $3.4 million in the first nine months of 2009 compared to $4.1 million for the nine months ended September 30, 2008. The decrease was the result of previously mentioned changes in the Bank's net interest margin. The Bank's interest earning assets increased $22.7 million over September 30, 2008 levels, but decreases in rates earned on those assets had a greater impact on net interest income than the increases in volume. The average rate earned for the nine months ended September 30, 2009 was 4.91% compared to 6.65% for the nine months ended September 30, 2008. Rates paid on interest bearing liabilities did not decrease by the same margin, dropping 92 basis points to 2.33% from 3.25%.


The table below illustrates the average balances of interest earning assets and interest bearing liabilities and the resulting annualized yields and costs for the nine month periods ended September 30, 2009 and 2008.

                                                            September 30, 2009                          September 30, 2008
                                                            ------------------                          ------------------
                                                   Average       Interest      Average          Average       Interest      Average
                                                   Balance        Earned      Yield/Cost        Balance        Earned     Yield/Cost
                                                   -------        ------      ----------        -------        ------     ----------
Investments ..................................   $ 22,434,970   $  757,071     4.51%          $ 23,309,479   $  910,380     5.22%
Federal Funds Sold and other
    interest-bearing cash balances ...........      9,648,247       10,880      .15%             5,212,948       82,414     2.11%
Loans, excluding nonaccruals .................    131,215,566    5,230,366     5.33%           112,032,843    5,997,307     7.16%
                                                 ------------   ----------                    ------------   ----------
   Total interest earning assets .............    163,298,783    5,998,317     4.91%           140,555,270    6,990,101     6.65%
                                                 ============   ----------                    ============   ----------

Interest bearing transaction accounts ........     13,116,268       58,784      .60%            13,621,648      101,887     1.00%
Savings and money market accounts ............     30,792,513      435,538     1.89%            12,876,335      170,028     1.77%
Time deposits ................................     87,898,317    1,731,222     2.63%            77,346,028    2,226,970     3.85%
                                                 ------------   ----------                    ------------   ----------

   Total interest bearing deposits ...........    131,807,098    2,225,544     2.26%           103,844,011    2,498,885     3.22%
Customer repurchase agreements and
    Federal Funds Purchased ..................      3,959,807       62,257     2.10%             5,394,802      137,348     3.40%
Advances from FHLB ...........................      8,153,049      174,780     2.87%             6,202,787      162,971     3.51%
Broker repurchase agreements .................      5,000,000      132,102     3.53%             4,781,022      126,238     3.53%
                                                 ------------   ----------                    ------------   ----------
   Total interest bearing liabilities ........   $148,919,954    2,594,683     2.33%          $120,222,622    2,925,442     3.25%
                                                 ============   ----------                    ============   ----------

Net interest income ..........................                  $3,403,634                                   $4,064,659
                                                                ==========                                   ==========
Interest rate spread .........................                                 2.58%                                        3.40%
Interest margin ..............................                                 2.79%                                        3.87%

Provision for loan losses
The amount of the Company's provision for loan losses for the nine months ended September 30, 2009 was $2,025,000 compared to $460,000 for the nine months ended September 30, 2008. In each period, management has sought to provide the amount estimated to be necessary to maintain an allowance for loan losses that is adequate to cover the level of loss that management believed to be inherent in the portfolio as a whole, taking into account the Company's experience, economic conditions and information about borrowers available at the time of the analysis. Charge-offs totaled $1,680,936 during the nine months of 2009 compared to $608,423 for the first nine months of 2008. Recoveries totaled $500 in 2009 and $275,599 in 2008. See "Balance Sheet Review- Loans" for additional information on the Company's loan portfolio and allowance for loan losses.

Noninterest income
Noninterest income for the nine months ended September 30, 2009 was $712,434 compared to a loss of $163,946 for the nine months ended September 30, 2008. The loss in 2008 included an impairment charge of $918,264 for our investment in FNMA preferred stock. Service charges on deposit accounts decreased primarily due to lower charges for insufficient funds. Mortgage loan origination fees decreased to $136,843 in 2009 from $226,038 in 2008 for the same reasons as discussed above for the three month period. The decreases in noninterest income in 2009 compared to 2008 were partially offset by a gain on the sale of an available for sale security in the amount of $52,300 in the first quarter of 2009.

Noninterest expense
Total noninterest expense for the nine months ended September 30, 2009 was $3.7 million versus $3.3 million for the nine months ended September 30, 2008.

Salaries decreased $36,700 or 2.0% in 2009 over 2008 levels. The decrease reflects the decrease in commissions paid to mortgage loan officers as well as retirements, partially offset by annual salary increases and increases in the cost of providing benefits, including stock option expenses. Professional and regulatory fees increased $197,046 or 80.0% due to significant increases in FDIC insurance premiums. Other expenses included costs of foreclosure of real estate of approximately $295,000, which contributed heavily to the 58.1% increase in other expense.

Balance Sheet Review
Investments

At September 30, 2009, the Bank held available for sale securities with a fair value cost of $24.5 million and other investments with an amortized cost of $1.1 million. Available for sale securities include government sponsored enterprise bonds, mortgage-backed securities, municipal bonds, and preferred stock issued by the Federal National Mortgage Association ("FNMA"), a government sponsored enterprise. The fair values of the Company's available for sale investments, other than municipal bonds, are measured on a recurring basis using quoted market prices in active markets for identical assets and liabilities ("Level 1 inputs" under FASB ASC 820). Due to the lower level of trading activity in municipal bonds, the fair market values of these investments are measured based on other inputs such as inputs that are observable or can be corroborated by observable market data for similar assets with substantially the same terms ("Level 2 inputs" under FASB ASC 820). We obtain our fair value information via our bond accounting vendor. This vendor obtains municipal bond market pricing from Interactive Data, a provider of third-party financial market data. The Company does not adjust market pricing received from this vendor, but we do request that a qualified analyst review each municipal bond in the portfolio to determine if any other information is available that would call into question the market values used.

Other investments include stock in the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank. These stocks are held at amortized cost because they have no quoted market value and have historically been redeemed at par value. However, there can be no assurance that these stocks will, in fact, be redeemed at cost in the future.

As of September 30, 2009, investments available for sale had a net unrealized gain of $803,770. As of September 30, 2009 we held three investments that are in an unrealized loss position. Of those three, only two had been in an unrealized loss position for more than 12 months. The amount of the total unrealized loss in the portfolio is $23,843, with $18,806 related to the two securities in an unrealized loss position for 12 months or more. The Bank has historically had the intent and ability to hold investments until maturity, and expects to be able to continue to do so. One of the investments in a net unrealized loss position at September 30, 2009 is our investment in FNMA Preferred stock. In September 2008 the U.S. Treasury placed FNMA in conservatorship. At that time the Company recognized a charge for other-than-temporary-impairment. However, there can be no certainty that we will not incur further losses on the FNMA preferred stock. The amortized cost of our investment in FNMA preferred stock is $87,200 and the fair value is $72,800 at September 30, 2009. The remaining investments with unrealized losses at September 30, 2009 are a bond issued by a US government-sponsored agency and an agency mortgage-backed security. Based on our review of these securities, we do not currently expect that these losses are other than temporary.

Loans

The following table summarizes the composition of our loan portfolio.

                                                             September 30, 2009              September 30, 2008
                                                             ------------------              ------------------
                                                                               % of                            % of
                                                              Amount          Loans              Amount        Loans
                                                              ------          -----              ------        -----
        Commercial and industrial* ....................     $ 14,733,609      10.4%          $ 20,293,060      17.2%
        Real Estate - construction ....................       53,347,137      38.0             51,832,917      44.0
        Real Estate - mortgage
               1-4familyresidential ...................       25,656,222      18.3             21,144,938      18.0
               Nonfarm, nonresidential ................       43,113,773      30.7             21,380,814      18.1
               Multifamily residential ................        2,270,357       1.6              1,240,018       1.1
        Consumer installment ..........................        1,367,911       1.0              1,896,932       1.6
                                                            ------------     -----           ------------     -----
               Total Loans ............................      140,489,009     100.0%           117,788,679     100.0%
                                                                             =====                            =====
                Less allowance for loan losses ........       (2,042,627)                      (1,420,306)
                                                            ------------                     ------------
                   Net Loans ..........................     $138,446,382                     $116,368,373
                                                            ============                     ============

* Note that certain loans have been reclassified in 2009 since the 2008 presentation.

Activity in the allowance for loan losses for the first nine months of 2009 and 2008 is presented below.

                                                                        Nine months ended            Nine months ended
                                                                       September 30, 2009            September 30, 2008
                                                                       ------------------            ------------------

Allowance for loan losses, beginning of year .......................        $ 1,698,563                $ 1,293,130
Provision for losses ...............................................          2,025,000                    460,000
Charge-offs ........................................................         (1,681,436)                  (608,423)
Recoveries .........................................................                500                    275,599
                                                                            -----------                -----------
      Allowance for loan losses, end of period .....................        $ 2,042,627                $ 1,420,306
                                                                            ===========                ===========

   Ratios                                                                  As of or for the nine     As of or for the nine
                                                                                months ended              months ended
                                                                             September 30, 2009        September 30, 2008
                                                                             ------------------        ------------------
Nonperforming loans to loans at end of period ......................                 5.71%                    1.10%
Net (charge-offs) recoveries to average loans outstanding ..........                (1.22%)                   (.29%)
Net (charge-offs) recoveries to loans at end of period .............                (1.20%)                   (.28%)
Allowance for loan losses to average loans .........................                 1.48%                    1.26%
Allowance for loan losses to loans at end of period ................                 1.45%                    1.21%
Net (charge-offs) recoveries to allowance for loan losses ..........               (82.29%)                 (23.43%)
Net (charge-offs) recoveries to provision for loan losses ..........               (83.00%)                  (72.4%)

Charge-offs totaled $1,680,936 for the first nine months of 2009. Of the total net charge-offs in 2009, 47.2% related to construction loans, 36.4% related to commercial and industrial loans, 10.2% related to loans secured by residential real estate, and 6.2% related to nonfarm, nonresidential real estate loans.

Loans which management identifies as impaired generally will be nonperforming loans or restructured loans. Nonperforming loans include nonaccrual loans or loans which are 90 days or more delinquent as to principal or interest payments. As of September 30, 2009, the Bank had nonaccrual loans of $8.0 million representing 31 loans. With the exception of one loan, these loans are secured by real estate. In addition to loans on nonaccrual, as of September 30, 2009, management considers another $8.5 million of loans impaired. Of that amount, $6.4 million have been restructured and are now current. The remaining $2.1 million are currently past due more than 30 days, but less than 90 days. Management is currently assessing the collateral associated with these additional impaired loans in an effort to determine the amount of potential impairment. These loans are currently being carried at management's best estimate of net realizable value, although no assurance can be given that no further losses will be incurred on these loans until the collateral has been acquired and liquidated or other arrangements can be made. The foreclosure process is lengthy (generally a minimum of six months), so loans may be on nonaccrual status for a significant time period prior to moving to other real estate owned and sold. As soon as the amount of impairment is estimable, the amount of impairment is generally charged against the allowance for loan losses. However, until losses can be estimated via appraisal or other means, a portion of the allowance may be allocated to specific impaired loans. The timing of the appraisal varies from loan to loan depending on the Bank's ability to access the property. As of September 30, 2009 the allowance for loan losses included $44,000 of reserves specifically related to impaired loans.

Management's estimates of net realizable, or fair value, of real estate collateral are obtained (on a nonrecurring basis) using independent appraisals, less estimated selling costs, which the Company considers to be level 2 inputs as defined by FASB ASC 820. Estimates of net realizable value for equipment and other types of collateral are estimated based on input from equipment dealers and other professionals (also level 2 inputs). If an appraisal is not available or management determines that fair value of the collateral is further impaired below the appraised value and there is not observable market price, the Company records the impaired loan as determined by Level 3 inputs as defined by FASB ASC 820.

Management identifies and maintains a list of potential problem loans. These are loans that are not included in nonaccrual status or loans that are past due 90 days or more and still accruing interest. A loan is added to the potential problem list when management becomes aware of information about possible credit problems of borrowers that causes serious doubts as to the ability of such borrowers to comply with the current loan repayment terms. These loans are designated as such in order to be monitored more closely than other credits in the Bank's portfolio. There were loans in the amount of $1.06 million that have been determined by management to be potential problem loans at September 30, 2009. These loans are generally secured by real estate, and in many cases have been reappraised. Should potential problem loans become impaired, management will charge-off any impairment amount as soon as the amount of impairment can be determined.

Other real estate owned

As of September 30, 2009 the Company had an investment in other real estate owned as a result of foreclosures totaling $4.8 million representing 28 properties.  Of  the  total  recorded  amount,  $1.7  million  relates  to  five commercial properties or commercial lots. The remainder represents 23 residential properties or lots. If at the time of foreclosure the fair value is determined to be lower than the Company's recorded investment, a charge-off is recorded at that time. If an appraisal is available, the appraisal will be used to estimate fair value. If an appraisal is not available or management determines that fair value of the collateral is further impaired below the appraised value and there is not an observable market price, the Company records the impaired loan as determined by Level 3 inputs as defined by FASB ASC 820.

Other assets

As of September 30, 2009 other assets included accrued interest receivable on loans and investment securities available for sale, receivables related to income taxes, non-real estate collateral acquired in settlement of loans, and several miscellaneous items. The increase over December 31, 2008 levels is mainly related to the repossessed collateral and various income tax related items. See Note 6 to the unaudited consolidated financial statements above for additional information related to income taxes.


Deposits

The following table shows the average balance amounts and the average rates we paid on deposits for the nine months ended September 30, 2009 and 2008.

                                                                                    Average Deposits
                                                                                    ----------------
                                                                     Nine months ended          Nine months ended
                                                                    September 30, 2009         September 30, 2008
                                                                    ------------------         ------------------
                                                                    Amount         Rate         Amount          Rate
                                                                    ------         ----         ------          ----
Noninterest bearing demand ..................................     $ 10,897,772        -%     $ 10,794,010           -%
Interest bearing transaction accounts .......................       13,116,268      .60%       13,411,247         .91%
Savings and money market ....................................       30,792,513     1.89%       15,150,258        1.78%
Time deposits ...............................................       87,898,317     2.63%       75,240,191        3.42%
                                                                  ------------               ------------
      Total average deposits ................................     $142,704,870               $114,595,706
                                                                  ============               ============

Included in total deposit as of September 30, 2009 were $43.7 million of deposits considered to be brokered deposits based on regulatory definitions. These deposits come from a variety of sources, and are generally fully insured by FDIC. The Company uses brokered deposits to fund various maturities that may not be attractive to customers in the local market area or to supplement local time deposits when interest rates offered locally are higher than interest rates on similar products in other markets.

Borrowings

The Bank's outstanding borrowings are described in the following table. The amounts listed as broker repurchase agreements are collateralized borrowings from other institutions. Retail repurchase agreements with the Bank's customers are not included in the table below.

                      Borrowings at or for the nine months ended September 30, 2009
                      -------------------------------------------------------------

                                                                              Maximum                            Weighted
                                                               Period-       Month-end                           Average
                                           Ending Balance      End Rate       Balance         Average Balance    Rate Paid
                                           --------------      --------       -------         ---------------    ---------
Federal Home Loan Bank advances .........    $9,780,888         2.56%        $9,806,019          $8,153,049       2.87%
Broker repurchase agreements ............    $5,000,000         3.53%        $5,000,000          $5,000,000       3.53%

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of liabilities. The Company manages both assets and liabilities to achieve appropriate levels of liquidity. Cash and short-term investments are the Company's primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. The investment portfolio is the Company's principal source of secondary asset liquidity. However, the availability of this source of funds is influenced by market conditions. Individual and commercial deposits and borrowings are the Company's primary source of funding for credit activities. The Company has lines of credit with unrelated banks and with the FHLB of Atlanta. The bank lines total $4.1 million and are available on a one to fourteen day basis for general corporate purposes of the Bank. Of these lines, $2.1 will only be available if eligible collateral is pledged. Currently no collateral is pledged, nor are there any borrowings under the line. The FHLB line is based on the availability of eligible collateral, with a maximum borrowing capacity of 10% of Bank assets. The Bank currently has $9.8 million borrowed under the FHLB line. Approximately $9.4 million is available under the FHLB line, assuming adequate collateral is available for pledging. Although many banks have recently experienced substantial pressure on their liquidity, in some cases requiring government intervention, the demands on the Bank's liquidity have been comfortably manageable. Management believes that the Company's liquidity sources are adequate to meet its operating needs.

Estimated Fair Value of Financial Instruments

The Company adopted FASB ASC 820 on January 1, 2008. Refer to Note 1 for more information regarding FASB ASC 820 and the levels of inputs used in determining fair value of the Company's available for sale securities. The table below presents the balances of assets measured at fair value on a recurring basis by level within the hierarchy of inputs that may be used to measure fair value.

                                                                                     September 30, 2009
                                                                                     ------------------
                                                                             Carrying                   Fair
                                                                              Amount                    Value
                                                                              ------                    -----
Financial Assets
      Cash and due from banks .........................................   $ 10,987,229             $ 10,987,229
      Federal funds sold ..............................................      1,680,000                1,680,000
      Investment securities ...........................................     25,638,960               25,638,960
      Loans, gross ....................................................    140,489,009              141,820,684
      Cash surrender value of life insurance policies .................      1,820,963                1,820,963
Financial Liabilities
      Deposits ........................................................   $154,042,381             $152,876,387
      Customer repurchase agreements ..................................      3,549,610                3,650,570
      Borrowings from FHLB ............................................      9,780,880                9,944,737
      Broker repurchase agreements ....................................      5,000,000                5,189,152

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

At September 30, 2009, the Bank had issued commitments to extend credit of $20.3 million through various types of lending arrangements and overdraft protection arrangements. Of that amount, approximately $13.3 million was undisbursed amounts of closed-end loans, $1.2 million was related to unused overdraft protection, and approximately $5.8 million was related to lines of credit. The Bank also had standby letters of credit outstanding of approximately $752,000 at September 30, 2009. An immaterial amount of fees were collected related to these commitments and letters of credit during the nine-month period ended September 30, 2009. Historically many of these commitments and letters of credit expire unused, and the total amount committed as of September 30, 2009 is not necessarily expected to be funded.

The Bank offers an automatic overdraft protection product to checking account customers. Each qualified account with the automatic overdraft protection feature can have up to $500 of paid overdrafts. Unused overdraft protection was $1.2 million as of September 30, 2009, the majority of which is not expected to be utilized. As of September 30, 2009, accounts in overdraft status totaled $22,507.

Capital Resources

The capital base for the Company decreased by $370,812 for the first nine months of 2009, due to net losses, offset by stock option activity and increases in accumulated other comprehensive income. Stock option activity includes the impact of both stock options exercised and accounting requirements for stock-based compensation on unexercised options. The Company's equity to asset ratio was 9.8% as of September 30, 2009.

The following table details return on average assets (net income divided by average total assets, annualized if necessary), return on average equity (net income divided by average total equity, annualized if necessary), the ratio of average equity to average assets and the Dividend Payout Ratio (dividends paid divided by net income) as of and for the nine months ended September 30, 2009 and as of and for the year ended December 31, 2008. Return on Assets and Return on Equity for the first nine months of 2009 have decreased compared to Return on Assets and Return on Equity for the year ended December 31, 2008 due to pressure on our net interest margin and the effect of an increased provision for loan losses.

                                                          Nine-month period
                                                                 ended                 Year ended
                                                          September 30, 2009       December 31, 2008
                                                          ------------------       -----------------
                                                             (annualized)
Return on average assets .............................             (.73%)                  .15%
Return on average equity .............................            (6.89%)                 1.16%
Ratio of average equity to average assets ............             10.65%                12.68%
Dividend payout ratio* ...............................                 -%                  265%

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

The FDIC has established guidelines for capital requirements for banks. As of September 30, 2009, the Bank is considered well capitalized based on the capital levels that are required to be maintained according to FDIC guidelines as shown in the following table.

Capital Ratios

                                                                                                                    Adequately
                                                                                        Well Capitalized            Capitalized
                                                                   Actual                  Requirement              Requirement
                                                                   ------                  -----------              -----------
                                                             Amount       Ratio        Amount        Ratio       Amount       Ratio
                                                             ------       -----        ------        -----       ------       -----
Total capital to risk weighted assets .................    $20,038      13.07%       $15,329        10.0%     $12,264          8.0%
Tier 1 capital to risk weighted assets ................    $18,120      11.82%       $ 9,198         6.0%     $ 6,132          4.0%
Tier 1 capital to average assets ......................    $18,120      9.75%        $ 9,290         5.0%     $ 7,432          4.0%

The Federal Reserve has also established guidelines for capital requirements for bank holding companies that are similar to the FDIC's guidelines for banks. At September 30, 2009 the Company exceeded all of the minimum requirements of the Federal Reserve guidelines.

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


                   Cornerstone Bancorp
                      (Registrant)


By: s/J. Rodger Anthony                                  Date: November 12, 2009
    -----------------------------------------------
    J. Rodger Anthony
    Chief Executive Officer



By: s/Jennifer M. Champagne                              Date: November 12, 2009
    -------------------------------------------------
    Jennifer M. Champagne
    Senior Vice President and Chief Financial Officer
    (Principal Financial Officer)