Form 10-K
period 2009-12-31
CORNERSTONE BANCORP/SC
filed 2010-03-31
CIK 1087455

--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009               File Number 000-51950

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
 Yes  [ ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ] (Not yet applicable to Registrant)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

         Large accelerated filer  [ ]             Accelerated filer          [ ]

        Non-accelerated filer     [ ]             Smaller reporting company  [X]
 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the voting Common Stock held by non-affiliates computed by reference to the average of the high and low bid prices of the Common Stock reported on the OTC Bulletin Board on June 30, 2009, the last day of the registrant's most recently completed second fiscal quarter, was approximately $6,985,892. The issuer has no non-voting common equity outstanding. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

As of March 10, 2010, there were 2,105,738 shares of the registrant's Common Stock, no par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's 2009 Annual Report to Shareholders are incorporated by reference into Part II of this Form 10-K.
(2) Portions of the Registrant's 2010 Proxy Statement are incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------

                           10-K CROSS REFERENCE INDEX

                                                                                                                    Page

                                     PART I
Item 1.        Business................................................................................................3
Item 1A.       Risk Factors...........................................................................................12
Item 1B.       Unresolved Staff Comments..............................................................................16
Item 2.        Properties.............................................................................................16
Item 3.        Legal Proceedings......................................................................................16
Item 4.        (Removed and Reserved).................................................................................16

                                     PART II
Item 5.        Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of
               Equity Securities......................................................................................16
Item 6.        Selected Financial Data................................................................................16
Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations..................17
Item 7A.       Quantitative and Qualitative Disclosures About Market Risk.............................................17
Item 8.        Financial Statements and Supplementary Data............................................................17
Item 9.        Changes In and Disagreements With Accountants on Accounting and Financial Disclosure...................17
Item 9A(T).    Controls and Procedures................................................................................17
Item 9B.       Other Information......................................................................................18

                                    PART III
Item 10.       Directors, Executive Officers and Corporate Governance.................................................18
Item 11.       Executive Compensation.................................................................................18
Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.........18
Item 13.       Certain Relationships and Related Transactions, and Director Independence..............................19
Item 14.       Principal Accountant Fees and Services.................................................................19
Item 15.       Exhibits, Financial Statement Schedules................................................................19

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

         The Bank's business primarily consists of accepting deposits and making loans. The Bank seeks deposit accounts from households and businesses in its primary market areas by offering a full range of savings accounts, retirement accounts, checking accounts, money market accounts, and time certificates of deposit. It also makes commercial, real estate and installment loans, primarily on a secured basis, to borrowers in the Upstate area of South Carolina and makes other authorized investments. The Bank offers both in-house and, when market conditions reasonably allow, brokered conventional residential mortgage loans. Brokered loans are funded by a third party investor. The Bank stopped making brokered residential mortgage loans in November 2009 because of difficulties created by current market conditions in brokering such loans to third party investors. The Bank plans to reevaluate offering conventional 30- and 15-year mortgage loans when the housing and mortgage lending markets stabilize. The Bank does not hold any mortgage loans for sale.

         As of December 31, 2009, the Bank employed 36 people.

Competition

         South Carolina law permits statewide branching by banks and savings and loan associations. Consequently, many financial institutions have branches located in several communities. According to the FDIC Summary of Deposits at June 30, 2009, in addition to the Bank, nine commercial banks and two savings institutions operate branches in Pickens County. In addition to the Bank, 29 commercial banks and five savings institutions operate branches in Greenville County. In addition to the Bank, 20 commercial banks and one savings institution operate branches in Anderson County. The principal areas and methods of competition in the banking industry are the services offered, pricing of those services, the convenience and availability of the services, and the degree of expertise and personal manner with which those services are offered.

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

         Real Estate Loans

         One of the primary components of the Bank's loan portfolio is loans secured by first or second mortgages on residential and commercial real estate. These loans generally consist of short to mid-term commercial real estate loans, construction and development loans and residential real estate loans (including home equity and second mortgage loans). Interest rates may be fixed or adjustable and the Bank frequently charges an origination fee. The Bank seeks to manage credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio at origination, established by independent appraisals, does not exceed 80%. In addition, the Bank generally requires personal guarantees of the principal owners of the property. The loan-to-value ratio at origination for first and second mortgage loans generally does not exceed 80%, and for construction loans, generally does not exceed 75% of cost. The Bank employs a reappraisal policy to routinely monitor real estate collateral values on real estate loans where the repayment is dependent on sale of the collateral. In addition, in an effort to control interest rate risk, long term residential mortgages are not originated for the Bank's portfolio.

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

         In 2007, the Company increased real estate construction loans approximately 60%. This segment of the Bank's business is managed in specific ways in order to minimize the risks normally associated with construction lending. Management requires lending personnel to visit job sites, maintain frequent contact with borrowers and arrange for third-party inspections of completed work prior to issuing additional construction loan draws. As a result of the real estate crisis in the Bank's markets throughout 2009, the Bank tightened underwriting standards. The Bank's loan policy now contains specific minimum net worth requirements for borrowers, minimum debt coverage ratios, and for loans to construct single family residential properties, written contracts with the end purchaser that contain significant consequences to the purchaser for terminating the contract.

         The Bank faces additional credit risks to the extent that it engages in making adjustable rate mortgage loans ("ARMs"). In the case of an ARM, as interest rates increase, the borrower's required payments increase, thus increasing the potential for default. The marketability of all real estate loans, including ARMs, is also generally affected by the prevailing level of interest rates.

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

         Until November 2009, the Bank had a residential mortgage loan department with a highly experienced staff qualified to make many types of residential mortgage loans. In an effort to control interest rate risk, long term residential mortgages were underwritten and funded by, and closed in the name of, third party lenders. Since the third quarter of 2007, some of the third party lenders that offer long term residential mortgages to the Bank's customers no longer offered certain lending programs, or tightened credit standards in response to the crisis in the sub-prime segment of the mortgage lending market. As a result, there was a significant decrease in the volume of residential mortgages processed by the Bank's mortgage lending staff. In November 30, 2009 the Bank determined that the volume of mortgage loans had decreased so much that it would be prudent to discontinue offering longer term mortgage loans. When the market for long term mortgages appears to have stabilized, management plans to reevaluate the possibility of offering long term residential mortgages.

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

Additional Information

         For additional information about the business of the Company and the Bank, see Item 7- "Management's Discussion and Analysis or Plan of Operation."

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

General

         The Company and the Bank operate in a highly regulated environment, and their business activities are governed by statute, regulation, and administrative policies, and supervised by a number of federal regulatory agencies, including the Board of Governors of the Federal Reserve System (the "Federal Reserve"), the Comptroller of the Currency (the "OCC"), and the FDIC. The Company is also subject to limited regulation by the South Carolina State Board of Financial Institutions. The following discussion summarizes some of the relevant aspects of the laws and regulations that affect the Company and the Bank. It is important to note that these laws and regulations are intended primarily for the benefit and protection of the Bank's depositors and the Depository Insurance Fund, and not for the protection of the Company's shareholders or creditors. Proposals to change the laws and regulations that govern the banking industry are frequently raised in Congress, state legislatures, and various bank regulatory agencies, and such proposals have significantly increased in the wake of the recent financial crisis. Furthermore, financial institutions are being subjected to increased scrutiny and enforcement activity by state and federal banking agencies, the United States Department of

Justice, the Securities and Exchange Commission, and other state and federal regulatory agencies. This increased scrutiny and enforcement activity entails significant potential increases in compliance requirements and associated costs.

Regulation of the Company by the Federal Reserve

         The Company is regulated by the Federal Reserve under the BHCA. Under the BHCA, the Company's activities and those of its subsidiaries are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries or engaging in any other activity which the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Company may engage in a broader range of activities if it becomes a "financial holding company" pursuant to the Gramm-Leach-Bliley Act, which is described below under the caption "Gramm-Leach-Bliley Act"." The BHCA prohibits the Company from acquiring direct or indirect control of more than 5% of the outstanding voting stock or substantially all of the assets of any bank or from merging or consolidating with another bank holding company without prior approval of the Federal Reserve. Additionally, the BHCA prohibits the Company from engaging in or from acquiring ownership or control of more than 5% of the outstanding voting stock of any company engaged in a non-banking business unless such business is determined by the Federal Reserve to be so closely related to banking as to be properly incident thereto. The BHCA generally does not place territorial restrictions on the activities of such non-banking related activities.

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

         The Bank exceeded all applicable capital requirements at December 31, 2009. The Company is also subject to capital requirements established by the Federal Reserve, which establish minimum ratios for capital adequacy as they apply to the Bank. For 2009, the Company also met its capital ratios. Additional information about regulatory capital requirements is set forth in Note 20 to the Company's Financial Statements, which are included in the 2009 Annual Report to Shareholders filed as Exhibit 13 to this Form 10-K (the "2009 Annual Report").

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

FDIC Insurance Assessments

         The FDIC merged the Bank Insurance Fund and the Savings Association Insurance Fund to form the Deposit Insurance Fund ("DIF") on March 31, 2006 in accordance with the Federal Deposit Insurance Reform Act of 2005. The FDIC maintains the DIF by assessing depository institutions an insurance premium. The amount each institution is assessed is based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the insurance fund. The FDIC uses a risk-based premium system that assesses higher rates on those institutions that pose greater risks to the DIF. Since January 1, 2007, the FDIC has placed each institution in one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment). As a result of recent bank failures and in order to increase the amount in the DIF to reflect the increased risk of additional bank failures and insurance claims, the FDIC raised its assessments on banks for 2009, and collected a special assessment. The Bank's portion of the special assessment totaled $80,894, and was paid in September, 2009 based on deposits at June 30, 2009. The FDIC also required insured institutions to pay three years of deposit insurance premiums in advance. On December 30, 2009 the FDIC collected $997,152 from the Company for deposit insurance premiums. Of that amount, $63,002 related to the regular quarterly assessment, and $934,150 related to the prepayment of premiums for the years 2010, 2011 and 2012. In 2010 and the following two years, on a quarterly basis, the FDIC will continue to calculate the assessment amount with then current financial information, and will deduct the quarterly assessment amount from the prepaid balance. The Bank will expense the current portion as calculated by the FDIC.

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

         Under provisions of the act and regulations adopted by the applicable regulators, banks, securities firms and insurance companies are able to structure new affiliations through a holding company structure or through a financial subsidiary. The legislation creates a type of bank holding company called a "financial holding company" which has powers much more extensive than those of standard holding companies. These expanded powers include authority to engage in "financial activities," which are activities that are (1) financial in nature; (2) incidental to activities that are financial in nature; or (3) complementary to a financial activity and that do not impose a safety and soundness risk. Significantly, the permitted financial activities for financial holding companies include authority to engage in merchant banking and insurance activities, including insurance portfolio investing. A bank holding company can qualify as a financial holding company and expand the services it offers only if all of its subsidiary depository institutions are well managed, well capitalized and have received a rating of "satisfactory" on their last Community Reinvestment Act examination.

         The legislation also creates another type of entity called a "financial subsidiary." A financial subsidiary may be used by a national bank or a group of national banks to engage in many of the same activities permitted for a financial holding company, though several of these activities, including real estate development or investment, insurance or annuity underwriting, insurance portfolio investing and merchant banking, are reserved for financial holding companies. A bank's investment in a financial subsidiary affects the way in which the bank calculates its regulatory capital, and the assets and liabilities of financial subsidiaries may not be consolidated with those of the bank. The bank must also be certain that its risk management procedures are adequate to protect it from financial and operational risks created both by itself and by any financial subsidiary. Further, the bank must establish policies to maintain the separate corporate identities of the bank and its financial subsidiary and to prevent each from becoming liable for the obligations of the other.

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

         The Act also establishes a minimum federal standard of privacy to protect the confidentiality of a consumer's personal financial information and gives the consumer the power to choose how personal financial information may be used by financial institutions. The privacy provisions of the Act have been implemented by adoption of regulations by various Federal agencies. The regulations govern the customer's right to opt out of further disclosure of nonpublic personal financial information, and require the Bank to provide initial and annual privacy notices. The Bank is also required to develop a comprehensive plan for the safeguarding of customer information that encompasses all aspects of the Bank's technological environment, business practices, and Bank facilities.

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

Legislative Proposals

         Proposed legislation, which could significantly affect the business of banking, is introduced in Congress and the South Carolina Legislature from time to time. For example, numerous bills are pending in Congress and the South
Carolina Legislature to provide various forms of relief to homeowners from foreclosure of mortgages as a result of publicity surrounding economic problems resulting from subprime mortgage lending and the economic adjustments in national real estate markets. Broader problems in the financial sector of the economy, which became apparent in 2008, have led to numerous calls for, and legislative and regulatory proposals relating to, restructuring of the regulation of financial institutions. Management of the Company cannot predict the future course of such legislative proposals or their impact on the Company and the Bank should they be adopted.

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

Governmental Response to Recent Financial Crisis

         During the fourth quarter of 2008 and continuing throughout 2009 the FDIC, the Federal Reserve, the Department of the Treasury and Congress took a number of actions designed to alleviate or correct mounting problems in the financial services industry. A number of these initiatives were directly applicable to community banks.

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

         An unfortunate consequence of the difficulties that have beset the banking industry in the last year has been a large increase in bank failures, which has led to substantial claims being made against the FDIC's Deposit
Insurance   Fund.  See  "FDIC  Insurance   Assessments"   above  for  additional
information.

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

Item 1A.   Risk Factors

                          Risks Related to Our Business

There can be no assurance that recent government actions will continue to stabilize the U.S. financial system.

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

Recent levels of market volatility are unprecedented.

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

         Our primary source of funding for our operations is deposits from customers in our local market. Should other banks in or near our market areas fail, it could cause our deposit customers to lose confidence in banks and cause them to withdraw or substantially restrict their deposits with us. If such activity reached a high enough level, it could substantially disrupt our business. There is no assurance that such disruptions, were they to occur, would not materially and adversely affect our results of operations or earnings.

Current market developments may adversely affect our industry, business and results of operations.

         Dramatic declines in the housing market during the prior two years, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps, other derivative securities, and mortgage loans have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions. The resulting lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could materially and adversely, directly or indirectly, affect our business, financial condition and results of operations.

Our long-term growth strategy will require future increases in capital that we may not be able to accomplish.

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

We may be unable to successfully manage our future growth.

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

Our business is concentrated in the Upstate area of South Carolina, and, as has been the case over the past two years, a downturn in the economy of the area, a decline in area real estate values or other events in our market area may adversely affect our business.

         Substantially all of our business is located in the Upstate area of South Carolina. As a result, our financial condition and results of operations are affected by changes in the Upstate economy. As has been the case over the prior two years, a prolonged period of economic recession, a general decline in real estate values in our market area or other adverse economic conditions in the Upstate and South Carolina may result in decreases in demand for our services, increases in nonpayment of loans and decreases in the value of collateral securing loans, which could have a material adverse effect on our business, future prospects, financial condition or results of operations. The longer such adverse economic conditions persist, the greater the adverse impact on us will be.

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

         Our profitability depends upon our net interest income, which is the difference between interest earned on our interest earning assets, such as loans and investment securities, and interest expense on interest bearing liabilities, such as deposits and borrowings. Our net interest income is adversely affected when market interest rates change such that the interest we pay on deposits and borrowings increases faster than the interest earned on loans and investments, or, conversely, when the interest earned on loans and investments decreases faster than the interest we pay on deposits and borrowings. Interest rates, and consequently our results of operations, are affected by general economic conditions (domestic and foreign) and fiscal and monetary policies. Monetary and fiscal policies may materially affect the level and direction of interest rates. Increases in interest rates generally decrease the market values of interest earning investments and loans held and therefore may adversely affect our liquidity and earnings. Increased interest rates also generally affect the volume of mortgage loan originations, the resale value of mortgage loans originated for resale, and the ability of borrowers to perform under existing loans of all types. In 2007 and 2008, the Federal Reserve decreased interest rates significantly, and has held rates to historically low levels throughout 2009. When the Federal Reserve begins to increase interest rates back to equilibrium rates, rapid increases in rates could expose the Bank to interest rate risk. Management plans for possible changes in interest rates and takes steps to capitalize on changes in rates to increase net interest income. However, the difficulty in predicting the timing and magnitude of changes in interest rates creates the risk that our plans are not properly suited to the actual changes in rates that occur.

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

         We have paid a cash dividend only once, and do not plan to pay cash dividends again in the foreseeable future. We plan to use the funds that might otherwise be available to pay dividends to increase our capital and expand our business.

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

         Various laws, including the Federal Deposit Insurance Act and the Emergency Economic Stability Act of 2008 ("EESA"), and related regulations are structured to spread the governmental costs of problems in the financial industry broadly over the financial industry in order to prevent the taxpayers from having to pay such costs. As a result, assessments by the FDIC to pay for deposit insurance have increased, and will likely continue to increase, substantially, and the total our bank will be required to pay could increase enough to materially affect our income and our ability to operate profitably. Additionally, EESA contains a provision for the financial industry to be required to absorb, in an as yet undetermined fashion, any losses suffered by the government on account of its acquiring troubled assets under the Troubled Assets Relief Program of EESA.

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

Item 4.  (Removed and Reserved).


                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

         The information set forth in the 2009 Annual Report to Shareholders (the "2009 Annual Report") under the caption "Market for Common Equity and Related Stockholder Matters," which is included in Exhibit 13 to this Annual Report on Form 10-K, is incorporated herein by reference.

         The information required by Item 201(d) of Regulation S-K is set forth in Item 12 hereof.

         During the quarter ended March 31, 2009, the Company issued 14,172 shares of its common stock to one director and one executive officer upon the exercise of options, as reported in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009. Issuance of such shares was not registered under the Securities Act of 1933 in reliance upon the exemption provided by
Section 4(2) thereof because the issuance did not involve a public offering. The Company has not in the past year sold any other securities that were not registered under the Securities Act of 1933.

         Neither the Company nor any  "affiliated  purchaser"  (as defined in 17
C.F.R. 240.10b-18(a)(3)) purchased any shares or units of any class of the Company's equity securities that is registered pursuant to Section 12 of the Exchange Act during the fourth quarter of 2009.

Item 6.  Selected Financial Data.

         Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The information set forth in the 2009 Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," which is included in Exhibit 13 to this Annual Report on Form 10-K, is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

          Not applicable.

Item 8.  Financial Statements and Supplementary Data.

         The Consolidated Financial Statements and notes thereto and Report of Independent Registered Public Accounting Firm set forth in the 2009 Annual Report, which are included in Exhibit 13 to this Annual Report on Form 10-K, are incorporated herein by reference.

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

         Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company's management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2009 based on the criteria established in a report entitled "Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission" and the interpretive guidance issued by the Commission in Release No. 34-55929. Based on this evaluation, the Company's management has evaluated and concluded that the Company's internal control over financial reporting was effective as of December 31, 2009.

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

Item 9B.  Other Information

         No information was required to be disclosed in a report on Form 8-K during the fourth quarter of 2009 that was not disclosed.

                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance.

         The information set forth under the captions "Management of the Company" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 2010 (the "2010 Proxy Statement") is incorporated herein by reference.

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

Item 11. Executive Compensation.

         The information set forth under the captions "Management Compensation" and "Compensation of Directors" in the 2010 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2010 Proxy Statement is incorporated herein by reference.

                      Equity Compensation Plan Information

         The following table sets forth information as of December 31, 2009 about all of the Company's compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.


                            Number of securities                                      Number of securities remaining
                             to be issued upon            Weighted-average            available for future issuance
                                exercise of               exercise price of          under equity compensation plans
                            outstanding options,        outstanding options,         (excluding securities reflected
Plan Category               warrants and rights          warrants and rights                  in column (a))
-------------               -------------------          -------------------                  --------------
                                    (a)                          (b)                                (c)
Equity compensation
plans approved by
security holders .........        106,255                       $9.82                             59,487

Equity compensation
plans not approved by
security holders .........              -                           -                                  -
                                  -------                                                         ------

Total ....................        106,255                                                         59,487
                                  =======                                                         ======



         The equity securities shown in the table under "Equity compensation plans approved by security holders" are stock options granted to employees and directors pursuant to the 2003 Stock Option Plan. Further information about these options is set forth in the 2010 Proxy Statement under the caption "Management Compensation -- 2003 Stock Option Plan," and in Note 18 to the Financial Statements included in Exhibit 13 to this Annual Report on Form 10-K.

Item 13. Certain   Relationships   and   Related   Transactions,   and  Director
         Independence.

         The information set forth under the captions "Certain Relationships and Related Transactions," "Compensation of Directors - Organizers' Stock Warrants" and "Governance Matters - Director Independence" in the 2010 Proxy Statement is incorporated herein by reference. Each member of the Audit Committee and the Human Resources (compensation) Committee is independent as defined by the Nasdaq Stock Market Marketplace Rules. The entire Board of Directors serves as a nominating committee, and not all members of the Board are independent as defined by such rules.

Item 14. Principal Accountant Fees and Services

                  The information set forth under the caption "Registered Public Accounting Firm" in the 2010 Proxy Statement is incorporated herein by reference.

Item 15. Exhibits

(a)      Exhibits, Financial Statement Schedules.

Financial Statements

The following financial statements are filed with this report:

     -    Report of Independent Registered Public Accounting Firm.

     -    Consolidated Balance Sheets as of December 31, 2009 and 2008.

     - Consolidated Statements of Income (Loss) for the years ended December 31, 2009, 2008 and 2007.

     - Consolidated Statements of Shareholders' Equity and Comprehensive Income for the years ended December 31, 2009, 2008 and 2007.

     - Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007.

     -    Notes to Consolidated Financial Statements.

Exhibit No.              Description
3.1                      Articles of Incorporation of Registrant (1)
3.2                      Bylaws of Registrant (1)
10.1                     Form of Organizers' Option Agreements (2)
10.2                     Cornerstone Bancorp 2003 Stock Option Plan (3)
10.3                     Amended  Change of Control  Agreement  between  the Company and J. Roger
                         Anthony (4)
10.4                     Form of Amended  Change of Control  Agreement  between  the  Company and each of Jennifer M. Champagne and Susan S. Jolly (4)
10.5                     Form of Amendment to Endorsement  Method Split Dollar Plan,  dated as of
                         December  5,  2007,  between  the  Company's  wholly-owned   subsidiary,
                         Cornerstone  National Bank, and each of J. Rodger  Anthony,  Jennifer M.
                         Champagne and Susan S. Jolly (4)
13                       Portions  of  2009  Annual  Report  to   Shareholders   incorporated  by
                         reference into this Form 10-K
21                       Subsidiaries of Registrant
31-1                     Rule 13a-14(a) Certifications
31-2                     Rule 13a-14(a) Certifications
32                       Section 1350 Certifications

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

                               Cornerstone Bancorp


March 30, 2010                       By: s/J. Rodger Anthony
                                        ----------------------------------------

                                           J. Rodger Anthony
                                           President and Chief Executive Officer

                                     By: s/Jennifer M. Champagne
                                        ----------------------------------------
                                           Jennifer M. Champagne
                                           Chief Financial Officer
                                           (Principal Financial and Principal
                                            Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934 this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                Title                                              Date

s/J. Rodger Anthony
-------------------------
J. Rodger Anthony                        President, Chief Executive Officer, Director       March  30, 2010

-------------------------
Walter L. Brooks                         Director                                           March  __, 2010

s/Jennifer M. Champagne
-------------------------
Jennifer M. Champagne                    Chief Financial Officer , Director                 March  30, 2010

s/Janice E. Childress
-------------------------
Janice E. Childress                      Director                                           March  30, 2010

s/J. Bruce Gaston
-------------------------
J. Bruce Gaston                          Director                                           March  30, 2010

s/S. Ervin Hendricks, Jr.
-------------------------
S. Ervin Hendricks, Jr.                  Director                                           March  30, 2010

s/Joe E. Hooper
-------------------------
Joe E. Hooper                            Director                                           March  30, 2010

s/Susan S. Jolly
-------------------------
Susan S. Jolly                           Director                                           March  30, 2010

s/Robert R. Spearman
-------------------------
Robert R. Spearman                       Director                                           March  30, 2010

s/John M. Warren, Jr., M.D.
-------------------------
John M. Warren, Jr., M.D.                Director                                           March  30, 2010

s/George I. Wike, Jr.
-------------------------
George I. Wike, Jr.                      Director                                           March  30, 2010

                                  Exhibit Index

Exhibit No.              Description
3.1                      Articles of Incorporation of Registrant (1)
3.2                      Bylaws of Registrant (1)
10.1                     Form of Organizers' Option Agreements (2)
10.2                     Cornerstone Bancorp 2003 Stock Option Plan (3)
10.3                     Amended  Change of Control  Agreement  between  the Company and J. Roger
                         Anthony (4)
10.4                     Form of Amended  Change of Control  Agreement  between  the  Company and each of Jennifer M. Champagne and Susan S. Jolly (4)
10.5                     Form of Amendment to Endorsement  Method Split Dollar Plan,  dated as of
                         December  5,  2007,  between  the  Company's  wholly-owned   subsidiary,
                         Cornerstone  National Bank, and each of J. Rodger  Anthony,  Jennifer M.
                         Champagne and Susan S. Jolly (4)
13                       Portions  of  2009  Annual  Report  to   Shareholders   incorporated  by
                         reference into this Form 10-K
21                       Subsidiaries of Registrant
31-1                     Rule 13a-14(a) Certifications
31-2                     Rule 13a-14(a) Certifications
32                       Section 1350 Certifications

-----------------
(1) Incorporated by reference to Registration Statement on Form SB-2 (No. 333-79543).
(2) Incorporated by reference to Annual Report on Form 10-KSB for the year ended December 31, 1999.
(3) Incorporated by reference to Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003.
(4)  Incorporated by reference to Report on Form 8-K filed December 6, 2007.