Form 10-Q
period 2010-03-31
CORNERSTONE BANCORP/SC
filed 2010-05-11
CIK 1087455

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For The Quarterly Period Ended March 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ ]  Yes    [X]   No

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

    Common Stock - No Par Value, 2,105,738 shares outstanding on May 1, 2010

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                       CORNERSTONE BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                                     March 31,          December 31,
                                                                                                       2010                 2009
                                                                                                       ----                 ----
Assets                                                                                              (Unaudited)

Cash and due from banks ....................................................................      $   9,602,478       $   4,369,596
Federal funds sold .........................................................................          3,640,000           1,670,000
                                                                                                  -------------       -------------
       Cash and cash equivalents ...........................................................         13,242,478           6,039,596

Investment securities
   Available-for-sale ......................................................................         26,169,183          28,902,143
   Other investments .......................................................................          1,142,050           1,142,050

Loans, net .................................................................................        130,622,834         135,067,914
Property and equipment, net ................................................................          5,253,817           5,291,203
Cash surrender value of life insurance policies ............................................          1,855,663           1,838,663
Other real estate owned ....................................................................          7,254,388           6,712,948
Other assets ...............................................................................          3,535,501           3,975,813
                                                                                                  -------------       -------------
              Total assets .................................................................      $ 189,075,914       $ 188,970,330
                                                                                                  =============       =============

Liabilities And Shareholders' Equity

Liabilities
   Deposits
     Noninterest bearing ...................................................................      $  11,700,310       $  11,234,486
     Interest bearing ......................................................................        142,605,825         141,146,788
                                                                                                  -------------       -------------
     Total deposits ........................................................................        154,306,135         152,381,274
   Customer repurchase agreements ..........................................................          3,184,245           3,257,002
   Borrowings from Federal Home Loan Bank of Atlanta .......................................          8,205,463           9,743,172
   Broker repurchase agreements ............................................................          5,000,000           5,000,000
   Other liabilities .......................................................................            458,427             549,477
                                                                                                  -------------       -------------

     Total liabilities .....................................................................        171,154,270         170,930,925

Shareholders' equity
   Preferred stock, 10,000,000 shares authorized, no shares issued .........................                  -                   -
   Common stock, no par value, 20,000,000 shares authorized, 2,211,025  shares at
       March 31, 2010 and 2,105,738 at December 31, 2009 ...................................         18,815,503          18,799,728
   Retained earnings (deficit) .............................................................         (1,161,589)           (921,014)
   Accumulated other comprehensive income ..................................................            267,730             160,691
                                                                                                  -------------       -------------

     Total shareholders' equity ............................................................         17,921,644          18,039,405
                                                                                                  -------------       -------------

     Total liabilities and shareholders' equity ............................................      $ 189,075,914       $ 188,970,330
                                                                                                  =============       =============

The accompanying notes are an integral part of these consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                                   For the three months ended
                                                                                                            March 31,
                                                                                                            ---------
                                                                                              2010                          2009
                                                                                              ----                          ----
Interest and Dividend Income
  Interest and fees on loans ...............................................                $ 1,769,282                 $ 1,738,030
  Investment securities ....................................................                    268,242                     251,788
  Federal funds sold and interest bearing
    balances ...............................................................                      2,380                       2,556
                                                                                            -----------                 -----------
     Total interest  income ................................................                  2,039,904                   1,992,374
                                                                                            -----------                 -----------

Interest Expense
  Deposits .................................................................                    652,005                     771,498
  Borrowings ...............................................................                    116,374                     127,684
                                                                                            -----------                 -----------
     Total interest expense ................................................                    768,379                     899,182
                                                                                            -----------                 -----------

Net Interest Income ........................................................                  1,271,525                   1,093,192
Provision for Loan Losses ..................................................                    620,000                     160,000
                                                                                            -----------                 -----------

     Net interest income after provision
       for loan losses .....................................................                    651,525                     933,192
                                                                                            -----------                 -----------

Noninterest Income
  Service charges on deposit accounts ......................................                    126,404                     132,891
  Mortgage loan origination fees ...........................................                          -                      54,518
  Gain on sale of security .................................................                          -                      52,300
  Loss on sale of repossessed collateral ...................................                     (4,187)                    (24,753)
  Other ....................................................................                     45,799                      37,962
                                                                                            -----------                 -----------
     Total noninterest income ..............................................                    168,016                     252,918
                                                                                            -----------                 -----------

Noninterest Expense
  Salaries and employee benefits ...........................................                    565,109                     602,041
  Premises and equipment ...................................................                    145,921                     147,990
  Data processing ..........................................................                     54,845                      57,186
  Professional and regulatory fees .........................................                    128,058                     129,498
  Supplies .................................................................                     17,178                      14,963
  Advertising ..............................................................                      5,738                      13,600
  Other ....................................................................                    301,666                     185,606
                                                                                            -----------                 -----------
     Total noninterest expense .............................................                  1,218,515                   1,150,884
                                                                                            -----------                 -----------
     Net income (loss) before taxes ........................................                   (398,974)                     35,226
Income tax benefit .........................................................                   (158,399)                     (6,670)
                                                                                            -----------                 -----------
     Net income (loss) .....................................................                $  (240,575)                $    41,896
                                                                                            ===========                 ===========

Earnings (Loss) Per Share
  Basic ....................................................................                $      (.11)                $       .02
  Diluted ..................................................................                $      (.11)                $       .02
Weighted Average Shares Outstanding
  Basic ....................................................................                  2,211,025                   2,199,259
  Diluted ..................................................................                  2,211,025                   2,208,297

The accompanying notes are an integral part of these consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
               For the three months ended March 31, 2010 and 2009

                                   (Unaudited)

                                                                                                       Accumulated
                                                          Common stock                  Retained           other           Total
                                                          ------------                  earnings       comprehensive   shareholders'
                                                      Shares          Amount            (deficit)      income (loss)      equity
                                                      ------          ------            ---------      -------------      ------

Balance, December 31, 2008 .................        1,991,565      $ 18,323,333     $    765,906      $     47,708     $ 19,136,947
Net income .................................                -                 -           41,896                 -           41,896
Other comprehensive income, net
   of income taxes
Unrealized gain on investment
   securities, net .........................                -                 -                -           184,401          184,401
                                                                                                                       ------------
Comprehensive income .......................                                                                                226,297
Stock based compensation ...................                -            18,586                -                 -           18,586
Options exercised ..........................           14,172            80,000                                  -           80,000
Stock dividend declared (5%) ...............          100,286           601,721         (601,721)                -                -
                                                 ------------      ------------     ------------      ------------     ------------

Balance, March 31, 2009 ....................        2,106,023      $ 19,023,640     $    206,081      $    232,109     $ 19,461,830
                                                 ============      ============     ============      ============     ============


Balance, December 31, 2009 .................        2,105,738      $ 18,799,728     $   (921,014)     $    160,691     $ 18,039,405
Net loss ...................................                -                 -         (240,575)                -         (240,575)
Other comprehensive loss, net of
   income taxes
Unrealized gain on investment
   securities, net .........................                -                 -                -           107,039          107,039
                                                                                                                       ------------
Comprehensive loss .........................                                                                               (133,536)
Stock based compensation ...................                -            15,775                -                 -           15,775
Stock dividend declared (5%),
  recorded as a stock split ................          105,287                 -                -                 -                -
                                                 ------------      ------------     ------------      ------------     ------------

Balance, March 31, 2010 ....................        2,211,025      $ 18,815,503     $ (1,161,589)     $    267,730     $ 17,921,644
                                                 ============      ============     ============      ============     ============







The accompanying notes are an integral part of these consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                For the three months ended March 31,
                                                                                                ------------------------------------
                                                                                                         2010               2009
                                                                                                         ----               ----
Operating Activities
     Net income (loss) .....................................................................       $   (240,575)       $     41,896
     Adjustments to reconcile net income (loss) to net cash provided by operating  activities
        Depreciation and amortization ......................................................            112,598              73,168
        Provision for loan losses ..........................................................            620,000             160,000
        Non-cash option expense ............................................................             15,775              18,586
     Gain on sale of property and equipment ................................................                  -                (625)
     Loss on sale of property acquired in foreclosure ......................................              4,187              24,753
     Gain on sale of security available for sale ...........................................                  -             (52,300)
     Changes in operating assets and liabilities
        Change in interest receivable ......................................................            (16,632)             55,380
        Change in other assets .............................................................            439,944            (122,425)
        Change in other liabilities ........................................................           (146,191)             20,098
                                                                                                   ------------        ------------

           Net cash provided by operating activities .......................................            789,106             218,531
                                                                                                   ------------        ------------

Investing Activities
     Proceeds from maturities and principal repayments of available for  sale
           securities ......................................................................          2,844,144           2,375,939
     Redemption of FHLB and Federal Reserve stock ..........................................                  -             116,500
     Purchase of investment securities available for sale ..................................                  -          (3,052,041)
     Purchase of property and equipment ....................................................            (24,216)               (395)
     Proceeds from sale of property acquired in foreclosure ................................          1,897,985             550,247
     Capitalization of improvements to foreclosed property .................................            (50,116)                  -
     Proceeds from sale of property and equipment ..........................................                  -                 625
     Net (increase) decrease in loans to customers .........................................          1,431,584          (6,131,795)
                                                                                                   ------------        ------------

           Net cash provided by (used for) investing activities ............................          6,099,381          (6,140,920)
                                                                                                   ------------        ------------

Financing Activities
     Net increase in demand, savings and time deposits .....................................          1,924,861          22,168,024
     Net decrease in customer repurchase agreements ........................................            (72,757)            (88,539)
     Decrease in federal funds purchased ...................................................                  -          (1,810,000)
     Repayment of FHLB advances ............................................................         (1,537,709)         (5,037,708)
     Borrowings from FHLB ..................................................................                  -           1,500,000
     Proceeds from exercise of stock options ...............................................                  -              80,000
                                                                                                   ------------        ------------

           Net cash provided by financing activities .......................................            314,395          16,811,777
                                                                                                   ------------        ------------
           Net increase in cash and cash equivalents .......................................          7,202,882          10,889,388
Cash and Cash Equivalents, Beginning of Period .............................................          6,039,596           3,960,227
                                                                                                   ------------        ------------

Cash and Cash Equivalents, End of Period ...................................................       $ 13,242,478        $ 14,849,615
                                                                                                   ============        ============

Supplemental Information
    Cash paid for interest .................................................................       $    776,271        $    896,910
    Cash paid for income taxes .............................................................       $          -        $      5,181
Non-cash Supplemental information
    Loans transferred to other real estate owned ...........................................       $  2,393,496        $    219,200
    Loans charged-off, net .................................................................       $    269,969        $    157,406

     The accompanying notes are an integral part of these consolidated financial statements.

                       CORNERSTONE BANCORP AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Nature of Business and Basis of Presentation

Summary of Significant Accounting Principles
A summary of significant accounting policies is included in the Cornerstone Bancorp (the "Company") 2009 Annual Report to Shareholders, which also contains the Company's audited financial statements for 2009 and is also included in the Form 10-K for the year ended December 31, 2009.

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

Management Opinion
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly they do not contain all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The financial statements in this report are unaudited. In the opinion of management, all adjustments necessary to present a fair statement of the results for the interim period have been made. Such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of the results to be expected for an entire year. These interim financial statements should be read in conjunction with the annual financial statements and notes thereto contained in the 2009 Annual Report on Form 10-K.

Note 2. Earnings per Share
FASB ASC 260, "Earnings per Share," requires that the Company present basic and diluted net income (loss) per common share. The assumed conversion of stock options creates the difference between basic and diluted net income per share. Income per share is calculated by dividing net income by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares outstanding for basic and diluted net loss per common share for the three month period ended March 31, 2010 was 2,213,274 shares. Outstanding options were excluded from the loss per share calculation as they are anti-dilutive as of March 31, 2010. The calculation of earnings per share includes the effect of the 5% stock dividend declared on April 13, 2010 as if it had been declared on January 1, 2010.

Note 3. Stock Based Compensation
As described in Notes 1 and 18 to the financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2009, the Company has a stock-based employee and director compensation plan, which was approved by shareholders in 2003 (the "2003 Plan").

There have been no options granted in 2010 under the 2003 Plan. Refer to the notes to the financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2009 for further information.

For the three months ended March 31, 2010, the Company expensed $4,543 related to options granted in 2009, $4,297 related to options granted in 2008, $4,297 related to options granted in 2007, and $2,638, related to options granted in 2006. The expense is included in salaries and employee benefits in the accompanying consolidated statements of income.

Prior to adopting the provisions of FASB ASC 718 the Company accounted for stock option awards under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. These awards are fully vested, and no compensation expense has been recognized related to these option awards. Following the 5% stock dividend declared on April 13, 2010, the adjusted total number of options outstanding was approximately 111,565 and the weighted average exercise price was $9.99 per share, all in accordance with the 2003 Plan.

Note 4. Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of interest and noninterest income and expenses during the reporting period. Actual results could differ from those estimates. The primary significant estimate in the accompanying consolidated financial statements is the allowance for loan losses. A discussion of the significant factors involved in estimating the allowance for loan losses is included in this Form 10-Q in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the section titled "Results of Operations" and in the Company's 2009 Form 10-K. The provision for income taxes and the valuation of other real estate owned are also considered significant estimates.

Note 5. Concentrations of credit risk
The Bank makes loans to individuals and small businesses located primarily in upstate South Carolina for various personal and commercial purposes. The Bank monitors the portfolio for concentrations of credit on a quarterly basis using North American Industry Codes ("NAIC") and using definitions required by regulatory agencies. The Bank has loans in two NAIC categories that each represents more than 10% of the portfolio. The NAIC concentrations are 20.5% in Residential Building Construction and 22.4% in Real Estate Rental and Leasing. The portfolio also has loans representing 21 other NAIC categories.

The Bank has concentrations in loans collateralized by real estate according to the regulatory definition. Included in this segment of the portfolio is the category for construction and development loans. While the Bank does have a concentration of loans in this category, the Bank's business is managed in specific ways with the intention of helping to reduce the risks normally associated with construction lending. Management requires lending personnel to visit job sites, maintain frequent contact with borrowers and perform or commission inspections of completed work prior to issuing additional construction loan draws. Under current policy, loans are limited to 80% of cost of construction projects, and borrowers are required to meet minimum net worth requirements and debt service coverage ratios. Projects for construction of single family homes are generally limited to those projects with contracts for sale where the ultimate owner has a significant investment in the contract. These policies may be considered stricter than policies in place when some of the Bank's currently outstanding loans were originated. However, as loans mature or as new loans are made, the current guidelines described above would be used to underwrite construction loans.

The Bank does not make long term (more than 15 years) mortgage loans to be held in its portfolio, does not offer loans with negative amortization features or long-term interest only features, or loans with loan to collateral value ratios in excess of 100% at the time the loan is made. The Bank does offer loan products with features that can increase credit risk during periods of declining economic conditions, such as adjustable rate loans, short-term interest-only loans, and loans with amortization periods that differ from the maturity date (i.e., balloon payment loans). However, the Bank evaluates each customer's creditworthiness based on the customer's individual circumstances, and current and expected economic conditions, and underwrites and monitors each loan for associated risks. Loans made with exceptions to internal loan guidelines and those with loan-to-value ratios in excess of regulatory loan-to-value guidelines are monitored and reported to the Board of Directors on a monthly basis. The regulatory loan-to-value guidelines permit exceptions to the guidelines up to a maximum of 30% of total capital for commercial loans and exceptions for all types of real estate loans up to a maximum of 100% of total capital. As of March 31, 2010, the Bank has $7.5 million of loans which exceed the regulatory loan to value guidelines. This amount is within the maximum allowable exceptions to the guidelines. Of the $7.5 million of loans with exceptions to the regulatory loan to value guidelines, $5.8 million were not exceptions at the time the loans were made, but became exceptions upon reappraisal. Management routinely reappraises real estate collateral based on specific criteria and circumstances. If additional collateral is available, the Bank may require the borrower to commit additional collateral to the loan or take other actions to mitigate the Bank's risk.

Note 6. Income taxes
The Company accounts for income taxes using a method whereby certain items of income and expense (principally provision for loan losses, depreciation, and prepaid expenses) are included in one reporting period for financial accounting purposes and another for income tax purposes. Refer to the notes to the Company's consolidated financial statements for the year ended December 31, 2009 for more information. To date in 2010, the Company recorded an income tax benefit of $158,399 compared to tax benefit of $6,670 in 2009. The primary reasons for the benefit in 2010 are the exclusion of nontaxable municipal bond income and the net tax effect of loan charge-offs. In 2009, taxable income was primarily affected by the exclusion of nontaxable municipal bond income. As of March 31, 2010 management has evaluated its deferred tax items and does not believe that any require reserves as of March 31, 2010. The Company also believes that its income tax filing positions taken or expected to be taken in its tax returns will more likely than not be sustained upon audit by the taxing authorities, and does not anticipate any adjustments that will result in a material adverse impact on the Company's financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740, "Income Taxes".

Note 7. Fair Value Accounting
Effective January 1, 2008, the Company adopted an accounting standard which expands disclosures about fair value measurements used in the financial statements. The standard defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The standard also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

During the quarter ended March 31, 2010, there were no significant transfers of assets between categories.

Note 8. Evaluation of subsequent events
In  accordance  with  the  accounting  standard  regarding   subsequent  events,
management performed an evaluation to determine whether or not there have been any subsequent events since the balance sheet date.

Note 9. Recently issued accounting standards
The following is a summary of recent authoritative pronouncements that may affect accounting, reporting, and disclosure of financial information by the
Company:

The FASB issued ASU 2009-05,  "Fair Value  Measurements  and Disclosures  (Topic
820) - Measuring Liabilities at Fair Value" in August, 2009 to provide guidance when estimating the fair value of a liability. When a quoted price in an active market for the identical liability is not available, fair value should be measured using (a) the quoted price of an identical liability when traded as an asset; (b) quoted prices for similar liabilities or similar liabilities when traded as assets; or (c) another valuation technique consistent with the principles of Topic 820 such as an income approach or a market approach. If a restriction exists that prevents the transfer of the liability, a separate adjustment related to the restriction is not required when estimating fair value. The ASU was effective October 1, 2009 for the Company and had no impact on financial position or operations.

In January 2010, fair value guidance was amended to require disclosures for significant amounts transferred in and out of Levels 1 and 2 and the reasons for such transfers and to require that gross amounts of purchases, sales, issuances and settlements be provided in the Level 3 reconciliation. The new disclosures are effective for the Company for the current quarter and have been reflected in the Note 7 above.

Guidance related to subsequent events was amended in February 2010 to remove the requirement for an SEC filer to disclose the date through which subsequent events were evaluated. The amendments were effective upon issuance and had no significant impact on the Company's financial statements.

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

These  forward-looking   statements  are  based  on  our  current  expectations,
estimates and projections about our industry, management's beliefs, and assumptions made by management. Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies, and objectives concerning the Company's future financial and operating performance. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict, particularly in light of the fact that the Company is a relatively new company with limited operating history. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements. The risks and uncertainties include, but are not limited to:

     o    future economic and business conditions;
     o    the Company's growth and ability to maintain growth;
     o    governmental monetary and fiscal policies;
     o    legislative and regulatory changes;
     o    actions taken by regulatory authorities;
     o    the  effect  of  interest  rate  changes  on  our  level,   costs  and
          composition of deposits, loan demand, and the values of our loan collateral, securities, and interest sensitive assets and liabilities;
     o the indirect effects on demand for the Company's mortgage loan products arising from effects on the overall market of the subprime mortgage loan situation and government programs;
     o the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services, as well as competitors that offer banking products and services by mail, telephone, computer, and/or the Internet;
     o    credit risks;
     o    higher than anticipated levels of defaults on loans;
     o    perceptions by depositors about the safety of deposits;
     o    failure of our customers to repay loans;
     o failure of assumptions underlying the establishment of the allowance for loan losses, including the value of collateral securing loans;

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

Effect of Economic Trends
During 2008 and 2009, the Federal Deposit Insurance Corporation ("FDIC"), the Federal Reserve, the Department of the Treasury and Congress have taken a number of actions designed to alleviate or correct problems in the financial services industry. A number of these initiatives were directly applicable to community banks.

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

The FDIC also implemented in October, 2008, a Temporary Liquidity Guarantee Program consisting of a deposit insurance component pursuant to which it undertook to provide deposit insurance in an unlimited amount for non-interest bearing transaction accounts, and a debt guarantee component pursuant to which it undertook to fully guarantee senior, unsecured debt issued by banks or bank holding companies. Coverage of both components was automatic until December 5, 2008, at which time covered institutions could opt out of one or both of the components. Institutions not opting out would be charged fees for their participation in the components. The Bank did not opt out of either component. The deposit insurance component expires June 30, 2010.

An unfortunate consequence of the difficulties that have beset the banking industry in the last two years has been a large increase in bank failures, which has led to substantial claims being made against the FDIC's Deposit Insurance Fund. In order to increase the amount in the Deposit Insurance Fund to reflect the increased risk of additional bank failures and insurance claims, the FDIC has raised its assessments on banks. The FDIC also voted to require FDIC insured institutions to prepay the premiums for the years 2010, 2011, and 2012 on December 30, 2009. Further, there can be no assurance that additional payments in the form of special assessments or higher premiums will not be required in the future as the FDIC's Deposit Insurance Fund absorbs losses resulting from failed institutions. The Bank expensed $62,917 of the prepaid premium during the first quarter of 2010.

Additional governmental efforts to ameliorate the problems afflicting the banking industry have been adopted or proposed, or are being considered by Congress and various governmental entities. On June 17, 2009, the Obama Administration unveiled its plans for reorganizing the regulatory system for financial institutions and Congressional action is pending. The proposal raises many issues for banks and savings associations. The Company is presently unable to predict the impact of any such changes, although it appears that they are likely to increase operating expenses in the near term without creating completely offsetting benefits for community banks.

Throughout 2008, 2009 and 2010, the Federal Open Market Committee of the Federal Reserve ("FOMC") has held its target short-term interest rates at very low levels by historical standards. The FOMC has done this as part of its response to the economic turmoil currently dominating the U.S. economy. As a result of the levels of short-term interest rates, the Bank's net interest margin has been adversely impacted. Nevertheless, management expects that the net interest margin will improve over the remainder of 2010. However, the Company and the Bank may be exposed to interest rate risk if market interest rates move significantly in a short period of time. Management monitors interest rate risk, but if one or more of its assumptions regarding the timing or magnitude of changes in balances or interest rates proves to be incorrect, the Company's interest margin, and its profitability could be impacted. Additionally, if the real estate markets and unemployment levels in South Carolina do not improve in the near future, the Company could face additional nonperforming assets.

The current outlook for the national economy in the United States remains cautiously positive. Even so, management expects that economic conditions will continue to affect financial companies throughout the remainder of 2010. Specifically, unemployment is expected to remain high in the near term, and the real estate markets will only improve slowly. We will continue to monitor both the local and national economic conditions in an effort to minimize any negative impact on the Company.


Results of Operations for the Three Months Ended March 31, 2010 and 2009

Summary
The Company recorded a loss of $240,575 during the first quarter of 2010 or $ (.11) per share compared to income of $41,896 during the first quarter of 2009 or $.02 per share, after giving effect to the five percent stock dividend declared in 2010. The primary reason for the decline in earnings is an increase in the provision for loan losses. Due to the closure of the Bank's mortgage loan origination department, the Company also experienced a decrease in mortgage loan origination fees in 2010 compared to the first quarter of 2009. However, the closure of the mortgage department also decreased general and administrative costs, offsetting the loss of income. The increase in the net interest margin partially offset the increased provision for loan losses in 2010. The Bank also experienced an increase in other expense in 2010 compared to 2009, primarily due to foreclosure costs and carrying costs for real estate acquired in foreclosure.

Net Interest Income
Net interest income is the primary driver of net income for the Company. Net interest income is equal to the difference between interest income earned on the Company's interest earning assets and the interest paid on its interest bearing liabilities. The Company's net interest margin increased to 3.13% in the first quarter of 2010 from 2.76% in the first quarter of 2009. The primary reason for the increase was a decrease in the average rate paid on interest bearing liabilities. For the quarter ended March 31, 2010 the Bank paid an average of 1.95% on interest bearing liabilities, compared with an average of 2.53% on interest bearing liabilities in the 2009 quarter.

The table below illustrates the average balances of interest earning assets and interest bearing liabilities and the resulting annualized yields and costs for the three month periods ended March 31, 2010 and 2009.

                                                         March 31, 2010                             March 31, 2009
                                                         --------------                             --------------
                                             Average                       Average     Average                        Average
                                             Balance       Interest      Yield/ Cost   Balance        Interest      Yield/ Cost
                                             -------       --------      -----------   -------        --------      -----------
Investments ............................  $ 28,789,515   $  268,242         3.78%   $ 21,157,694     $  251,788        4.83%
Federal Funds Sold .....................     2,239,000          315          .06%        342,700            165         .20%
Loans, excluding nonaccruals ...........   127,442,354    1,769,282         5.63%    130,580,290      1,738,030        5.40%
Other interest earning assets ..........     6,459,977        2,065          .13%      8,791,938          2,391         .11%
                                          ------------   ----------                 ------------     ----------

   Total interest earning assets .......   164,930,846    2,039,904         5.02%    160,872,622      1,992,374        5.02%
                                          ============   ----------                 ============     ----------

Interest bearing transaction accounts ..    12,823,905       15,092          .48%     12,797,308         21,330         .68%
Savings and money market ...............    49,075,728      214,027         1.77%     24,633,537        118,960        1.96%
Time deposits ..........................    80,464,063      422,886         2.13%     89,204,351        631,209        2.87%
                                          ------------   ----------                 ------------     ----------
   Total interest bearing deposits .....   142,363,696      652,005         1.86%    126,635,196        771,499        2.47%
Customer repurchase agreements and
    Federal Funds purchased ............     3,081,333       12,662         1.67%      4,474,792         27,388        2.48%
Borrowings from FHLB Atlanta ...........     9,459,051       59,678         2.56%      8,098,112         56,745        2.84%
Broker repurchase agreements ...........     5,000,000       44,034         3.57%      5,000,000         43,550        3.53%
                                          ------------   ----------                 ------------     ----------
   Total interest bearing liabilities ..  $159,904,080      768,379         1.95%   $144,208,100        899,182        2.53%
                                          ============   ----------                 ============     ----------

Net interest income ....................                 $1,271,525                                  $1,093,192
                                                         ==========                                  ==========
Interest rate spread ...................                                    3.07%                                      2.49%
Interest margin ........................                                    3.13%                                      2.76%


The Bank, which accounts for all of the Company's sensitivity to changes in interest rates, measures interest sensitivity using various methods. Using a static GAP measurement, which compares the amount of interest sensitive assets repricing within a one year time period as compared to the amount of interest sensitive liabilities repricing within the same time frame, the Bank's sensitivity to changes in interest rates can be analyzed. This method does not take into account loan prepayments and other non-contractual changes in balances and the applicable interest rates, but it does give some information as to possible changes in net interest income that could be expected simply as a result of changes in interest rates. As of March 31, 2010, the Bank's cumulative static GAP ratio was .68 through 12 months assuming all non-maturing deposits reprice immediately. This indicates a liability-sensitive position as of March 31, 2010. However, this measurement is based on assumptions about the repricing of various accounts, which may not occur as they have been modeled.

Based on a static GAP measurement, in a period of rising interest rates, asset-sensitive balance sheets would normally be expected to experience a widening of the net interest margin, while liability-sensitive balance sheets would normally be expected to experience pressure on the net interest margin. In a period of decreasing interest rates, liability-sensitive balance sheets would normally be expected to experience a widening of the net interest margin and asset-sensitive balance sheets would normally be expected to experience the opposite effect. Various market factors can, however, affect the net interest margin and cause it to react differently to changes in interest rates than would normally be expected under the static GAP model. For example, although the Bank has the contractual right to decrease rates on its liabilities as the Federal
Reserve lowers rates, in 2008 and 2009, the Bank experienced difficulty in lowering rates on its liabilities because it was competing for funds with many other entities, some of which faced significant liquidity needs. This competition for funds resulted in an increase in rates or a lack of decreases in rates by many of the sources the Bank ordinarily uses for funding. This illustrates the difficulty in predicting changes in interest income using various analytical tools such as the static GAP measurement.

Provision for loan losses
For the quarter ended March 31, 2010, the Company expensed $620,000 to the provision for loan losses. The Bank sets the allowance for loan loss levels in response to trends in the portfolio and the level of potential problem loans. During the quarter, charge-offs totaled $269,969 and there were no recoveries. During the quarter three loans became past due which were dependent on sales of real estate for repayment. For various reasons the sales did not occur during the quarter, and additional allowance for loan losses was provided for these loans in the event that the expected transactions do not occur in a timely manner.

Management has sought to provide the amount estimated to be necessary to maintain an allowance for loan losses that is adequate to cover the level of loss that management believed to be inherent in the portfolio as a whole, taking into account the Company's experience, economic conditions and information about borrowers available at the time of the analysis. However, management expects further deterioration of economic conditions in the Company's market areas in the short-term is possible, especially with respect to real estate related activities and real property values. Consequently, management expects that further increases in provisions for loan losses could be needed in the future. See "Balance Sheet Review- Loans" for additional information on the Company's loan portfolio and allowance for loan losses.

Noninterest income
The primary recurring drivers of noninterest income for the Company and the Bank are service charges on deposit accounts. Prior to the third quarter of 2009, mortgage loan origination fees also played an important role. For the three months ended March 31, 2010, the Company earned $126,404 in service charges on deposit accounts compared to $132,891 for the same period in 2009. During the turmoil in the residential mortgage markets over the last 18 months when national mortgage lenders changed or deleted programs and tightened credit standards and when the appraisal process became time-consuming and difficult, mortgage origination fees declined. The Company temporarily suspended its conventional mortgage origination department in the fourth quarter of 2009. When the market for conventional mortgages returns, management plans to reevaluate the possibility of offering long-term mortgage loans to its customers. Mortgage loan origination fees in the first quarter of 2009 were $54,518. Other noninterest income increased to $45,799 in the first quarter of 2010 from $37,962 for the first quarter of 2009 due to an increase in brokerage fee income. The increase in brokerage income partially offset the decreases in mortgage origination income. In 2009 the Bank recorded a gain on the sale of a security in the amount of $52,300. There were no such sales of securities in 2010.

Noninterest expense
Noninterest expense totaled $1.2 million for the three months ended March 31, 2010 and $1.15 million for the three months ended March 31, 2009. Other expense increased $116,060 or 62.5% in 2010 over 2009 levels primarily due to increases in expenses related to other real estate owned. As other real estate is sold these expenses are expected to decline. The increase was partially offset by the $36,932 decrease in salaries and employee benefits resulting primarily from the suspension of the conventional mortgage origination department.


Balance Sheet Review
Investments

At March 31, 2010, the Bank held available for sale securities with a fair value of $26.2 million and other investments with an amortized cost of $1.14 million. Available for sale securities include government sponsored enterprise bonds, mortgage-backed securities, and municipal bonds. The fair values of the Company's available for sale investments, other than municipal bonds, are measured on a recurring basis using quoted market prices in active markets for identical assets and liabilities ("Level 1 inputs" under FASB ASC 820). Due to the lower level of trading activity in municipal bonds, the fair market values of these investments are measured based on other inputs such as inputs that are observable or can be corroborated by observable market data for similar assets with substantially the same terms ("Level 2 inputs" under FASB ASC 820). We obtain our fair value information via our bond accounting vendor. This vendor obtains municipal bond market pricing from Interactive Data, a provider of third-party financial market data. The Company does not adjust market pricing received from this vendor, but we do request that a qualified analyst review each municipal bond in the portfolio to determine if any other information is available that would call into question the market values used.

Other investments include stock in the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank. These stocks are held at amortized cost because they have no quoted market value and have historically been redeemed at par value. However, there can be no assurance that these stocks will, in fact, be redeemed at cost in the future.

As of March 31, 2010, investments available for sale had a net unrealized gain of $405,530. As of March 31, 2010, we held seven investments that are in an unrealized loss position. None had been in an unrealized loss position for more than 12 months. The amount of the total unrealized loss in the portfolio is $60,449. Four of the seven securities are government sponsored agency bonds and three are government-sponsored mortgage backed securities. The Bank has historically had the intent and ability to hold investments until maturity, and expects to be able to continue to do so. Based on our review of these securities, we do not currently expect that these losses are other than temporary.



Loans

The following table summarizes the composition of our loan portfolio.

                                                               March 31, 2010                 December 31, 2009
                                                               --------------                 -----------------
                                                                               % of                            % of
                                                               Amount         Loans             Amount         Loans
                                                               ------         -----             ------         -----
        Commercial and industrial ......................    $ 12,778,871       9.6%          $ 13,418,581       9.8%
        Real Estate - construction .....................      50,981,978      38.1             53,827,245      39.1
        Real Estate - mortgage
               1-4 family residential ..................      21,623,663      16.2             23,284,692      16.9
               Nonfarm, nonresidential .................      43,106,752      32.2             41,810,020      30.3
               Multifamily residential .................       2,386,054       1.8              2,520,201       1.8
        Consumer installment ...........................       1,192,649        .9              1,346,807       1.0
        Other Loans ....................................       1,598,235       1.2              1,555,705       1.1
                                                            ------------     -----           ------------     -----
               Total Loans .............................     133,668,202     100.0%           137,763,251     100.0%
                                                                             =====                            =====
                Less allowance for loan losses .........      (3,045,368)                      (2,695,337)
                                                            ------------                     ------------
                   Net Loans ...........................    $130,622,834                     $135,067,914
                                                            ============                     ============

Activity in the allowance for loan losses for the first three months of 2010 and 2009 is presented below.

                                                                                         Three months ended       Three months ended
                                                                                           March 31, 2010           March 31, 2009
                                                                                           --------------           --------------

Allowance for loan losses, beginning of year .................................               $ 2,695,337              $ 1,698,563
Provision for losses .........................................................                   620,000                  160,000
Charge-offs ..................................................................                  (269,969)                (157,906)
Recoveries ...................................................................                         -                      500
                                                                                             -----------              -----------
      Allowance for loan losses, end of period ...............................               $ 3,045,368              $ 1,701,157
                                                                                             ===========              ===========

   Ratios                                                                           As of or for the    As of or for the three
                                                                                   three months ended        months ended
                                                                                     March 31, 2010         March 31, 2009
                                                                                     --------------         --------------
Nonperforming loans to loans at end of period ..................................         5.98%                  3.44%
Net charge-offs to average loans outstanding ...................................         (.20%)                 (.12%)
Net charge-offs to loans at end of period ......................................         (.20%)                 (.11%)
Allowance for loan losses to average loans .....................................         2.24%                  1.27%
Allowance for loan losses to loans at end of period ............................         2.28%                  1.24%
Net charge-offs to allowance for loan losses ...................................        (8.87%)                (9.25%)
Net charge-offs to provision for loan losses ...................................        (43.5%)                (98.4%)

Charge-offs totaled $269,969 for the first three months of 2010. Of the total net charge-offs in 2010, 65.9% related to construction loans, and 34.1% related to loans secured by residential real estate.

Loans which management identifies as impaired generally will be nonperforming loans or restructured loans. Nonperforming loans include nonaccrual loans or loans which are 90 days or more delinquent as to principal or interest payments. As of March 31, 2010, the Bank had nonaccrual loans of $8.0 million representing 21 loans, a decrease of $1.7 million or 17.5% from December 31, 2009. With the exception of one loan, these loans are secured by real estate. In addition to loans on nonaccrual, as of March 31, 2010, management considers another $5.5 million of loans impaired. Of that amount, $3.7 million have been restructured and are in compliance with restructured terms. The remaining $1.8 million are currently past due, but not on nonaccrual. Management is currently assessing the collateral and other circumstances associated with these additional impaired loans in an effort to determine the amount of potential impairment. These loans are currently being carried at management's best estimate of net realizable value, although no assurance can be given that no further losses will be incurred on these loans until the collateral has been acquired and liquidated or other arrangements can be made. The foreclosure process is lengthy (generally a minimum of six months and often much longer), so loans may be on nonaccrual status for a significant time period prior to moving to other real estate owned and sold. As soon as the amount of impairment is estimable, the amount of impairment is generally charged against the allowance for loan losses. However, until losses can be estimated via appraisal or other means, a portion of the allowance may be allocated to specific impaired loans. The timing of the appraisal varies from loan to loan depending on the Bank's ability to access the property. As of March 31, 2010 the allowance for loan losses included approximately $331,000 of reserves specifically related to impaired loans.

Management's estimates of net realizable, or fair value, of real estate collateral are obtained (on a nonrecurring basis) using independent appraisals, less estimated selling costs. Estimates of net realizable value for equipment and other types of collateral are estimated based on input from equipment dealers and other professionals. If an appraisal is not available or management determines that fair value of the collateral is further impaired below the appraised value and there is not observable market price, the Company records the impaired loan as determined by Level 3 inputs as defined by FASB ASC 820, "Fair Value Measurements and Disclosures".

Management identifies and maintains a list of potential problem loans. These are loans that are not included in nonaccrual status or loans that are past due 90 days or more and still accruing interest. A loan is added to the potential problem list when management becomes aware of information about possible credit problems of borrowers that causes serious doubts as to the ability of such borrowers to comply with the current loan repayment terms. These loans are designated as such in order to be monitored more closely than other credits in the Bank's portfolio. There were loans in the amount of $1.1 million that have been determined by management to be potential problem loans at March 31, 2010. These loans are generally secured by real estate, and in many cases have been reappraised. Should potential problem loans become impaired, management will charge-off any impairment amount as soon as the amount of impairment can be determined.

Other real estate owned

As of March 31, 2010 the Company held other real estate owned as a result of foreclosures totaling $7.3 million representing 38 properties. Of the total recorded amount, $1.7 million relates to five commercial properties or commercial lots. The remainder represents 33 residential properties or lots. If, at the time of foreclosure, the fair value is determined to be lower than the Company's recorded investment, a charge-off is recorded at that time. If an appraisal is available, the appraisal will be used to estimate fair value. If an appraisal is not available or management determines that fair value of the collateral is further impaired below the appraised value and there is not an observable market price, the Company records the impaired loan as determined by Level 3 inputs as defined by FASB ASC 820.

Other assets

As of March 31, 2010 other assets included accrued interest receivable on loans and investment securities available for sale totaling over $700,000, receivables related to income taxes over $800,000, deferred tax assets over $800,000 prepaid expenses over $1.1 million and several miscellaneous items. Prepaid expenses include $856,000 of FDIC premiums for 2010 through 2012 that were required to be prepaid to the FDIC in December 2009. See Note 6 to the unaudited consolidated financial statements above for additional information related to income taxes.

Deposits

The following table shows the average balance amounts and the average rates we paid on deposits for the three months ended March 31, 2010 and 2009.

                                                                                    Average Deposits
                                                                                    ----------------
                                                                    Three months ended          Three months ended
                                                                      March 31, 2010               March 31, 2009
                                                                      --------------               --------------
                                                                    Amount         Rate         Amount          Rate
                                                                    ------         ----         ------          ----

Noninterest bearing demand ...................................   $  11,226,243        -%    $   9,964,060           -%
Interest bearing transaction accounts ........................      12,823,905      .48%       12,797,308         .68%
Savings and money market .....................................      49,075,728     1.77%       24,633,537        1.96%
Time deposits ................................................      80,464,063     2.13%       89,204,351        2.87%
                                                                 -------------              -------------
      Total average deposits .................................   $ 153,589,939              $ 136,599,256
                                                                 =============              =============

Included in total deposits as of March 31, 2010 were $35.8 million of deposits considered to be brokered deposits based on regulatory definitions. These deposits come from a variety of sources, and are generally fully insured by FDIC. The Company uses brokered deposits to fund various maturities that may not be attractive to customers in the local market area or to supplement local time deposits when interest rates offered locally are higher than interest rates on similar products in other markets.

Borrowings

The Bank's outstanding borrowings are described in the following table. The amounts listed as broker repurchase agreements are collateralized borrowings from other institutions. Retail repurchase agreements with the Bank's customers are not included in the table below.


           Borrowings at or for the three months ended March 31, 2010

                                                                          Maximum                            Weighted
                                                            Period-      Month-end                           Average
                                            Ending Balance  End Rate      Balance         Average Balance    Rate Paid
                                            --------------  --------      -------         ---------------    ---------
Federal Home Loan Bank advances ........    $ 8,205,463     2.51%        $9,730,602        $ 9,459,051         2.56%
Broker repurchase agreements ...........    $ 5,000,000     3.48%       $ 5,000,000        $ 5,000,000         3.57%


Estimated Fair Value of Financial Instruments

The estimated fair values of the Company's financial instruments were as follows:

                                                                                   March 31, 2010
                                                                                   --------------
                                                                             Carrying            Fair
                                                                              Amount             Value
                                                                              ------             -----
Financial Assets
      Cash and due from banks ........................................    $  9,602,478      $  9,602,478
      Federal funds sold .............................................       3,640,000         3,640,000
      Investment securities ..........................................      27,311,233        27,311,233
      Loans, gross ...................................................     133,668,202       135,173,390
     Cash surrender value of life insurance policies .................       1,855,663         1,855,663
Financial Liabilities
      Deposits .......................................................     154,306,135       152,594,211
      Customer repurchase agreements .................................       3,184,245         3,184,245
      Borrowings from FHLB ...........................................       8,205,463         8,270,471
      Broker repurchase agreements ...................................       5,000,000         5,263,387

The Company adopted a new accounting standard on January 1, 2008 which requires disclosure of the levels of inputs used in determining fair value of the Company's assets measured at fair value, including available for sale securities and other real estate owned. The table below presents the balances of assets measured at fair value on a recurring or nonrecurring basis by level within the hierarchy of inputs that may be used to measure fair value.

                                                                             March 31, 2010
                                                                             --------------
                                                         Total           Level 1         Level 2         Level 3
                                                         -----           -------         -------         -------
Investment securities, recurring ....................   $27,311,233      $19,833,370      $6,335,813     $ 1,142,050
Other real estate owned, nonrecurring ...............   $ 7,254,388      $         -      $        -     $ 7,254,388
Impaired loans, nonrecurring ........................   $13,487,442      $         -      $        -     $13,487,442

                                                                             March 31, 2009
                                                                             --------------
                                                         Total           Level 1         Level 2         Level 3
                                                         -----           -------         -------         -------
Investment securities, recurring ....................   $28,902,143      $21,336,460      $6,423,633      $1,142,050
Other real estate owned, nonrecurring ...............   $ 6,712,948      $         -      $        -      $6,712,948
Impaired loans, nonrecurring ........................   $ 5,619,604      $         -      $        -      $5,619,604


Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of liabilities. The Company manages both assets and liabilities to achieve appropriate levels of liquidity. Cash and short-term investments are the Company's primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. The investment portfolio is the Company's principal source of secondary asset liquidity. However, the availability of this source of funds is influenced by market conditions. Individual and commercial deposits and borrowings are the Company's primary source of funding for credit activities. The Company has lines of credit with unrelated banks and with the FHLB of Atlanta. The bank lines total $4.1 million and are available on a one to fourteen day basis for general corporate purposes of the Bank. Of these lines, $2.1 million will only be available if eligible collateral is pledged. Currently no collateral is pledged, nor are there any borrowings under the line. The FHLB line is based on the availability of eligible collateral, with a maximum borrowing capacity of 10% of Bank assets. The Bank currently has $8.2 million borrowed under the FHLB line. Approximately $10.7 million is available under the FHLB line, assuming adequate collateral is available for pledging. Management believes that the Company's liquidity sources are adequate to meet its operating needs.


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

At March 31, 2010, the Bank had issued commitments to extend credit of $16.5 million through various types of lending arrangements and overdraft protection arrangements. Of that amount, approximately $9.4 million was undisbursed amounts of closed-end loans, $1.2 million was related to unused overdraft protection, and approximately $5.9 million was related to lines of credit. The Bank also had standby letters of credit outstanding of approximately $658,186 at March 31, 2010. An immaterial amount of fees were collected related to these commitments and letters of credit during the three-month period ended March 31, 2010. Historically many of these commitments and letters of credit expire unused, and the total amount committed as of March 31, 2010 is not necessarily expected to be funded.

The Bank offers an automatic overdraft protection product to checking account customers. Each qualified account with the automatic overdraft protection feature can have up to $500 of paid overdrafts. Unused overdraft protection was $1.2 million as of March 31, 2010, the majority of which is not expected to be utilized. As of March 31, 2010, accounts in overdraft status totaled $13,711.

Capital Resources

The capital base for the Company decreased by $117,761 for the first three months of 2010, due to net losses, offset by stock based compensation activity and increases in accumulated other comprehensive income. Stock based compensation activity includes the impact of accounting requirements on unexercised options. The Company's ending equity to asset ratio was 9.48% as of March 31, 2010. The Company average equity to assets ratio was 9.51% for the quarter ended March 31, 2010.

The following table details return on average assets (net income divided by average total assets, annualized in 2010), return on average equity (net income divided by average total equity, annualized if necessary), the ratio of average equity to average assets and the Dividend Payout Ratio (dividends paid divided by net income) as of and for the three months ended March 31, 2010 and as of and for the year ended December 31, 2009. The annualized return on assets and return on equity for the first three months of 2010 have increased compared to return on assets and return on equity for the year ended December 31, 2009 due to improvements in our net interest margin. However, annualized results for the first quarter of 2010 may not be indicative of actual annual results for 2010.

                                                   Three- month period
                                                           ended                 Year ended
                                                      March 31, 2010         December 31, 2009
                                                      --------------         -----------------
                                                       (annualized)
Return on average assets ..........................         (.51%)                  (.75%)
Return on average equity ..........................        (5.35%)                 (7.21%)
Ratio of average equity to average assets .........         9.51%                  10.42%
Dividend payout ratio .............................            -%                      -%



The FDIC has established guidelines for capital requirements for banks. As of March 31, 2010, the Bank is considered well capitalized based on the capital levels that are required to be maintained according to FDIC guidelines as shown in the following table.

Capital Ratios                                                                                                       Adequately
                                                                                        Well Capitalized            Capitalized
                                                                   Actual                  Requirement              Requirement
                                                                   ------                  -----------              -----------
                                                             Amount       Ratio        Amount        Ratio       Amount       Ratio
                                                             ------       -----        ------        -----       ------       -----
Total capital to risk weighted assets ...................    $19,479      12.99%      $14,993        10.0%      $11,994        8.0%
Tier 1 capital to risk weighted assets ..................    $17,581      11.73%      $ 8,996         6.0%      $ 5,997        4.0%
Tier 1 capital to average assets ........................    $17,581       9.27%      $ 9,480         5.0%      $ 7,584        4.0%

The Federal Reserve has also established guidelines for capital requirements for bank holding companies that are similar to the FDIC's guidelines for banks. At March 31, 2010 the Company exceeded all of the minimum requirements of the Federal Reserve guidelines.

Because the Bank had a relatively high level of nonperforming assets at March 31, 2010 and recorded a loss for the year ended December 31, 2009 and for the first quarter of 2010, the Bank expects the OCC to require the Bank to maintain capital ratios in excess of those required to be well capitalized as shown in the table above, but less than the Bank's actual ratios as of March 31, 2010. The Bank also expects to enter into an agreement with the OCC to take other specified actions intended to reduce the risks faced by the Bank. The OCC will have the authority to enforce such an agreement with various regulatory actions.

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


                   Cornerstone Bancorp
                      (Registrant)


By:   s/J. Rodger Anthony                                     Date: May 11, 2010
    -------------------------------------------------------
       J. Rodger Anthony
       Chief Executive Officer



By:   s/Jennifer M. Champagne                                 Date: May 11, 2010
    -------------------------------------------------------
       Jennifer M. Champagne
       Senior Vice President and Chief Financial Officer
       (Principal Financial Officer)