Form 10-Q
period 2010-06-30
CORNERSTONE BANCORP/SC
filed 2010-08-13
CIK 1087455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ] (Not yet applicable to the Registrant)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ](Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes    [X]   No

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock - No Par Value, 2,210,769 shares outstanding on August 2, 2010

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

CORNERSTONE BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
	2010	2009
Assets	(Unaudited)

Cash and due from banks	$9,857,686	$4,369,596
Federal funds sold	7,130,000	1,670,000
Cash and cash equivalents	16,987,686	6,039,596

Investment securities
Available-for-sale	24,627,888	28,902,143
Other investments	1,142,050	1,142,050

Loans, net	125,583,477	135,067,914
Property and equipment, net	5,242,517	5,291,203
Cash surrender value of life insurance policies	1,873,663	1,838,663
Other real estate owned	8,127,248	6,712,948
Other assets	3,391,914	3,975,813
Total assets	$186,976,443	$188,970,330

Liabilities And Shareholders’ Equity

Liabilities
Deposits
Noninterest bearing	$12,272,711	$11,234,486
Interest bearing	140,179,519	141,146,788
Total deposits	152,452,230	152,381,274
Customer repurchase agreements	2,718,651	3,257,002
Borrowings from Federal Home Loan Bank of Atlanta	8,167,755	9,743,172
Broker repurchase agreements	5,000,000	5,000,000
Other liabilities	543,835	549,477

Total liabilities	168,882,471	170,930,925

Shareholders’ equity
Preferred stock, 10,000,000 shares authorized, no shares issued	-	-
Common stock, no par value, 20,000,000 shares authorized, 2,210,769 shares at June 30, 2010 and 2,105,738 at December 31, 2009	18,829,314	18,799,728
Retained earnings (deficit)	(1,183,889)	(921,014)
Accumulated other comprehensive income	448,547	160,691

Total shareholders’ equity	18,093,972	18,039,405

Total liabilities and shareholders’ equity	$186,976,443	$188,970,330

The accompanying notes are an integral part of these consolidated financial statements.

CORNERSTONE BANCORP AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME (LOSS) (Unaudited)
	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Interest and Dividend Income
Interest and fees on loans	$1,775,594	$1,770,277	$3,544,876	$3,508,307
Investment securities	232,420	238,235	500,662	490,023
Federal funds sold and interest bearing balances	4,682	4,778	7,062	7,334
Total interest income	2,012,696	2,013,290	4,052,600	4,005,664

Interest Expense
Deposits	597,554	744,379	1,249,559	1,515,877
Borrowings	94,107	118,101	210,481	245,785
Total interest expense	691,661	862,480	1,460,040	1,761,662

Net Interest Income	1,321,035	1,150,810	2,592,560	2,244,002
Provision for Loan Losses	280,000	920,000	900,000	1,080,000

Net interest income after provision for loan losses	1,041,035	230,810	1,692,560	1,164,002

Noninterest Income
Service charges on deposit accounts	138,148	137,833	264,552	270,724
Mortgage loan origination fees	-	56,544	-	111,062
Gain on sale of security	-	-	-	52,300
Loss on sale of repossessed collateral	(94,956)	-	(99,143)	(24,753)
Other	49,595	35,725	95,394	73,687
Total noninterest income	92,787	230,102	260,803	483,020

Noninterest Expense
Salaries and employee benefits	563,376	607,596	1,128,485	1,209,637
Premises and equipment	139,061	150,547	284,982	298,537
Data processing	59,297	53,689	114,142	110,875
Professional and regulatory fees	125,791	192,839	253,849	322,337
Supplies	16,921	20,393	34,099	35,356
Advertising	4,815	5,297	10,553	18,897
Other	299,216	194,270	600,882	379,876
Total noninterest expense	1,208,477	1,224,631	2,426,992	2,375,515
Net loss before taxes	(74,655)	(763,719)	(473,629)	(728,493)
Income tax benefit	(52,355)	(281,563)	(210,754)	(288,233)
Net loss	$(22,300)	$(482,156)	$(262,875)	$(440,260)

Loss Per Share
Basic	2,210,769	2,211,025	2,210,769	2,205,311
Diluted	2,210,769	2,211,025	2,210,769	2,205,311
Weighted Average Shares Outstanding
Basic	$(.01)	$(.22)	$(.12)	$(.20)
Diluted	$(.01)	$(.22)	$(.12)	$(.20)

The accompanying notes are an integral part of these consolidated financial statements.

CORNERSTONE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
For the six months ended June 30, 2010 and 2009

(Unaudited)

	Common stock
	Shares	Amount	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total shareholders’ equity

Balance, December 31, 2008	1,991,565	$18,323,333	$765,906	$47,708	$19,136,947
Net income	-	-	(440,260)	-	(440,260)
Other comprehensive income, net of income taxes
Unrealized gain on investment securities, net	-	-	-	198,579	198,579
Comprehensive income					(241,681)
Stock based compensation	-	36,232	-	-	36,232
Options exercised	14,172	80,000	-	-	80,000
Stock dividend declared (5%)	100,001	323,931	(325,646)	-	(1,715)

Balance, June 30, 2009	2,105,738	$18,763,496	$-	$246,287	$19,009,783

Balance, December 31, 2009	2,105,738	$18,799,728	$(921,014)	$160,691	$18,039,405
Net loss	-	-	(262,875)	-	(262,875)
Other comprehensive income, net of income taxes
Unrealized gain on investment securities, net	-	-	-	287,856	287,856
Comprehensive income					24,981
Stock based compensation	-	30,610	-	-	30,610
Stock dividend declared (5%), recorded as a stock split	105,031	(1,024)	-	-	(1,024)

Balance, June 30, 2010	2,210,769	$18,829,314	$(1,183,889)	$448,547	$18,093,972

The accompanying notes are an integral part of these consolidated financial statements.

CORNERSTONE BANCORP AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	For the six months ended June 30,
	2010	2009
Operating Activities
Net loss	$(262,875)	$(440,260)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	233,753	153,315
Provision for loan losses	900,000	1,080,000
Write-down of other real estate owned	19,064	-
Non-cash option expense	30,610	36,232
Gain on sale of property and equipment	-	(625)
Loss on sale of property acquired in foreclosure	99,143	24,753
Gain on sale of security available for sale	-	(52,300)
Changes in operating assets and liabilities
Change in interest receivable	35,686	73,809
Change in other assets	513,213	(508,249)
Change in other liabilities	(153,932)	125,187

Net cash provided by operating activities	1,414,662	491,862

Investing Activities
Proceeds from maturities and principal repayments of available for sale securities	5,098,636	4,561,599
Redemption of FHLB and Federal Reserve stock	-	115,000
Purchase of investment securities available for sale	(499,000)	(4,052,041)
Purchase of property and equipment	(74,302)	(5,448)
Proceeds from sale of property acquired in foreclosure	3,007,284	550,247
Capitalization of improvements to foreclosed property	(198,761)	-
Proceeds from sale of property and equipment	-	625
Net (increase) decrease in loans to customers	4,243,407	(12,420,870)

Net cash provided by (used for) investing activities	11,577,264	(11,250,888)

Financing Activities
Net increase in demand, savings and time deposits	70,956	22,834,411
Net decrease in customer repurchase agreements	(538,351)	(886,143)
Cash paid in lieu of partial shares related to stock dividend	(1,024)	(1,715)
Decrease in federal funds purchased	-	(1,810,000)
Repayment of FHLB advances	(1,575,417)	(5,075,417)
Borrowings from FHLB	-	1,500,000
Proceeds from exercise of stock options	-	80,000

Net cash provided by (used for) financing activities	(2,043,836)	16,641,136
Net increase in cash and cash equivalents	10,948,090	5,882,110
Cash and Cash Equivalents, Beginning of Period	6,039,596	3,960,227

Cash and Cash Equivalents, End of Period	$16,987,686	$9,842,337

Supplemental Information
Cash paid for interest	$1,487,505	$1,778,923
Cash paid for income taxes	$-	$60,127
Non-cash Supplemental information
Loans transferred to other real estate owned	$4,341,030	$2,028,364
Loans charged-off, net	$(763,907)	$(590,055)

The accompanying notes are an integral part of these consolidated financial statements.

CORNERSTONE BANCORP AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Nature of Business and Basis of Presentation

Summary of Significant Accounting Principles
A summary of significant accounting policies is included in the Cornerstone Bancorp (the “Company”) 2009 Annual Report to Shareholders, which also contains the Company's audited financial statements for 2009 and is also included in the Form 10-K for the year ended December 31, 2009.

Principles of Consolidation
The consolidated financial statements include the accounts of Cornerstone Bancorp, the parent company, and Cornerstone National Bank (the “Bank”), its wholly owned subsidiary, and Crescent Financial Services, Inc., a wholly owned subsidiary of the Bank. All significant intercompany items have been eliminated in the consolidated statements. Certain amounts have been reclassified to conform to current year presentation.

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

Note 2. Earnings per Share
FASB ASC 260, "Earnings per Share," requires that the Company present basic and diluted net income (loss) per common share. The assumed conversion of stock options creates the difference between basic and diluted net income per share. Income per share is calculated by dividing net income by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares outstanding for basic and diluted net loss per common share for the three month period ended June 30, 2010 was 2,210,769 shares. Outstanding options were excluded from the loss per share calculation as they are anti-dilutive as of June 30, 2010. The calculation of earnings per share includes the effect of the 5% stock dividend declared on April 13, 2010 as if it had been declared on January 1, 2010. The weighted average number of common shares outstanding for basic and diluted net loss per common share for the six month period ended June 30, 2010 was 2,210,769 shares.

Note 3. Stock Based Compensation
As described in Notes 1 and 18 to the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the Company has a stock-based employee and director compensation plan, which was approved by shareholders in 2003 (the “2003 Plan”).

There have been no options granted in 2010 under the 2003 Plan. Refer to the notes to the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for further information.

For the six months ended June 30, 2010, the Company expensed $8,146 related to options granted in 2009, $8,594 related to options granted in 2008, $8,594 related to options granted in 2007, and $5,276, related to options granted in 2006. For the three months ended June 30, 2010, the Company expensed $14,835 related to options. The expense is included in salaries and employee benefits in the accompanying consolidated statements of income.

Prior to adopting the provisions of FASB ASC 718 the Company accounted for stock option awards under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. These awards are fully vested, and no compensation expense has been recognized related to these option awards. Following the 5% stock dividend declared on April 13, 2010, the total number of options outstanding was adjusted to approximately 111,565 and the weighted average exercise price was adjusted to $9.99 per share, as provided for in the 2003 Plan.

Note 4. Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of interest and noninterest income and expenses during the reporting period. Actual results could differ from those estimates. The primary significant estimate in the accompanying consolidated financial statements is the allowance for loan losses. A discussion of the significant factors involved in estimating the allowance for loan losses is included in this Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the section titled “Results of Operations” and in the Company’s 2009 Form 10-K. The provision for income taxes and the valuation of other real estate owned are also considered significant estimates.

Note 5. Concentrations of credit risk
The Bank makes loans to individuals and small businesses located primarily in upstate South Carolina for various personal and commercial purposes. The Bank monitors the portfolio for concentrations of credit on a quarterly basis using North American Industry Codes, (“NAIC”) and using definitions required by regulatory agencies. The Bank has loans in two NAIC categories of which each represents more than 10% of the portfolio. The NAIC concentrations are 18.5% in Residential Building Construction and 21.5% in Real Estate Rental and Leasing. The portfolio also has loans representing 21 other NAIC categories.

The Bank has concentrations in loans collateralized by real estate according to the regulatory definition. Included in this segment of the portfolio is the category for construction and development loans. While the Bank does have a concentration of loans in this category, the Bank’s business is managed in a manner intended to help reduce the risks normally associated with construction lending. Management requires lending personnel to visit job sites, maintain frequent contact with borrowers and perform or commission inspections of completed work prior to issuing additional construction loan draws. Under current policy, loans are limited to 80% of cost of construction projects, and borrowers are required to meet minimum net worth requirements and debt service coverage ratios. Projects for construction of single family homes are generally limited to those projects with contracts for sale where the ultimate owner has a significant investment in the contract.  These policies may be considered stricter than policies in place when some of the Bank’s currently outstanding loans were originated. However, as loans mature or as new loans are made, the current guidelines described above would be used to underwrite construction loans.

The Bank does not make long term (more than 15 years) mortgage loans to be held in its portfolio, does not offer loans with negative amortization features or long-term interest only features, or loans with loan to collateral value ratios in excess of 100% at the time the loan is made. The Bank does offer loan products with features that can increase credit risk during periods of declining economic conditions, such as adjustable rate loans, short-term interest-only loans, and loans with amortization periods that differ from the maturity date (i.e., balloon payment loans). However, the Bank evaluates each customer’s creditworthiness based on the customer’s individual circumstances, and current and expected economic conditions, and underwrites and monitors each loan for associated risks. Loans made with exceptions to internal loan guidelines and those with loan-to-value ratios in excess of regulatory loan-to-value guidelines are monitored and reported to the Board of Directors on a monthly basis. The regulatory loan-to-value guidelines permit exceptions to the guidelines up to a maximum of 30% of total capital for commercial loans and exceptions for all types of real estate loans up to a maximum of 100% of total capital. As of June 30, 2010, the Bank has $7.4 million of loans which exceed the regulatory loan to value guidelines. This amount is within the maximum allowable exceptions to the guidelines. Of the $7.4 million of loans with exceptions to the regulatory loan to value guidelines, $5.5 million were not exceptions at the time the loans were made, but became exceptions upon reappraisal. Management routinely reappraises real estate collateral based on specific criteria and circumstances. If additional collateral is available, the Bank may require the borrower to commit additional collateral to the loan or take other actions to mitigate the Bank’s risk.

Note 6. Income taxes
The Company accounts for income taxes using a method whereby certain items of income and expense (principally provision for loan losses, depreciation, and prepaid expenses) are included in one reporting period for financial accounting purposes and another for income tax purposes. Refer to the notes to the Company’s consolidated financial statements for the year ended December 31, 2009 for more information. To date in 2010, the Company recorded an income tax benefit of $210,754 compared to tax benefit of $288,233 in the first half of 2009. The primary reasons for the benefit in 2010 are the exclusion of nontaxable municipal bond income and the net tax effect of loan charge-offs. In 2009, taxable income was primarily affected by the exclusion of nontaxable municipal bond income. As of June 30, 2010 management has evaluated its deferred tax items and does not believe that any require reserves as of June 30, 2010 because the majority relate to temporary differences associated with the allowance for loan losses. The Company also believes that its income tax filing positions taken or expected to be taken in its tax returns will more likely than not be sustained upon audit by the taxing authorities, and does not anticipate any adjustments that will result in a material adverse impact on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740, “Income Taxes”.

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

During the quarter ended June 30, 2010, there were no significant transfers of assets between categories.

Note 8. 8% Cumulative Perpetual Preferred Stock
The Company is planning to offer up to $2,500,000 of 8% Series A Cumulative Perpetual Preferred Stock (“the Preferred”) to accredited investors and up to 35 non-accredited investors. The Preferred is being offered by Company’s directors and executive officers, and no selling agents or underwriters are being used. No stock was offered for sale during the second quarter of 2010. The offering is expected to be completed during the third quarter of 2010, but may be extended to the end of 2010 by the Board of Directors.

Note 9. Evaluation of subsequent events
In accordance with the accounting standard regarding subsequent events, management performed an evaluation to determine whether or not there have been any subsequent events since the balance sheet date.

Note 10. Recently issued accounting standards
The following is a summary of recent authoritative pronouncements that may affect accounting, reporting, and disclosure of financial information by the Company:

The FASB issued ASU 2009–05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value” in August, 2009 to provide guidance when estimating the fair value of a liability.  When a quoted price in an active market for the identical liability is not available, fair value should be measured using (a) the quoted price of an identical liability when traded as an asset; (b) quoted prices for similar liabilities or similar liabilities when traded as assets; or (c) another valuation technique consistent with the principles of Topic 820 such as an income approach or a market approach.  If a restriction exists that prevents the transfer of the liability, a separate adjustment related to the restriction is not required when estimating fair value.  The ASU was effective October 1, 2009 for the Company and had no impact on financial position or operations.

In January 2010, fair value guidance was amended to require disclosures for significant amounts transferred in and out of Levels 1 and 2 and the reasons for such transfers, and to require that gross amounts of purchases, sales, issuances and settlements be provided in the Level 3 reconciliation.  The new disclosures are effective for the Company for the current quarter and have been reflected in Note 7 above.

Guidance related to subsequent events was amended in February 2010 to remove the requirement for an SEC filer to disclose the date through which subsequent events were evaluated.  The amendments were effective upon issuance and had no significant impact on the Company’s financial statements.

Accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

CAUTIONARY NOTICE WITH RESPECT TO FORWARD LOOKING STATEMENTS

Statements included in this report which are not historical in nature are intended to be, and are hereby identified as “forward looking statements” for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “estimate,” “project,” “intend,” “expect,” “believe,” “anticipate,” “plan,” “may,” “will,” “should,” “could,” “would,” “assume,” “indicate,” “contemplate,” “seek,” “target,” “potential,” and similar expressions identify forward-looking statements. The Company cautions readers that forward looking statements including without limitation, those relating to the Company’s new offices, future business prospects, revenues, working capital, adequacy of the allowance for loan losses, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ from those indicated in the forward looking statements, due to several important factors identified in this report, among others, and other risks and factors identified from time to time in the Company’s other reports filed with the Securities and Exchange Commission.

These forward-looking statements are based on our current expectations, estimates and projections about our industry, management's beliefs, and assumptions made by management. Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies, and objectives concerning the Company’s future financial and operating performance. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict, particularly in light of the fact that the Company is a relatively new company with limited operating history. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements. The risks and uncertainties include, but are not limited to:

•	future economic and business conditions;

•	the Company’s growth and ability to maintain growth;

•	governmental monetary and fiscal policies;

•	legislative and regulatory changes;

•	actions taken by regulatory authorities;

•	the effect of interest rate changes on our level, costs and composition of deposits, loan demand, and the values of our loan collateral, securities, and interest sensitive assets and liabilities;

•
the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services, as well as competitors that offer banking products and services by mail, telephone, computer, and/or the Internet;

•	the effect of agreements with regulatory authorities, which restrict various activities and impose additional administrative requirements without commensurate benefits;

•	credit risks;

•	higher than anticipated levels of defaults on loans;

•	perceptions by depositors about the safety of deposits;

•	failure of our customers to repay loans;

•	failure of assumptions underlying the establishment of the allowance for loan losses, including the value of collateral securing loans;

•
the risks of opening new offices, including, without limitation, the related costs and time of building customer relationships and integrating operations, and the risk of failure to achieve expected gains, revenue growth and/or expense savings;

•	changes in accounting policies, rules, and practices;

•	cost and difficulty of implementing changes in technology or products;

•	loss of consumer confidence and economic disruptions resulting from terrorist activities;

•	ability to continue to weather the current economic downturn;

•	loss of consumer or investor confidence; and

•	other factors and information described in this report and in any of the other reports we file with the Securities and Exchange Commission under the Securities Act of 1934.

All forward-looking statements are expressly qualified in their entirety by this cautionary notice. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this report might not occur.

Website References
References to the Bank’s website included in, or incorporated by reference into, this report are for information purposes only, and are not intended to incorporate the website by reference into this report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

General
Cornerstone Bancorp, (the “Company”) is a bank holding company and has no operations other than those carried on by its wholly owned subsidiary, Cornerstone National Bank (the “Bank”). The Bank commenced business in 1999, and conducts a general banking business from three offices in the Easley area of Pickens County, in the Berea area of Greenville County, and in the Powdersville area of Anderson County, South Carolina. In 2004, the Bank established a wholly owned subsidiary, Crescent Financial Services, Inc. (“Crescent”), which is an insurance agency that has not yet engaged in any significant operations.

Effect of Economic Trends
Since the fourth quarter of 2008, the Federal Deposit Insurance Corporation (“FDIC”), the Federal Reserve, the Department of the Treasury and Congress have taken a number of actions designed to alleviate or correct problems in the financial services industry.  A number of these initiatives were directly applicable to community banks.

Congress enacted the Emergency Economic Stabilization Act of 2008 which, among other things, temporarily increased the maximum amount of FDIC deposit insurance from $100,000 to $250,000. The FDIC also implemented in October, 2008, a Transaction Account Liquidity Guarantee Program pursuant to which all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account. The program ends December 31, 2010.

An unfortunate consequence of the difficulties that have beset the banking industry in the last two years has been a large increase in bank failures, which has led to substantial claims being made against the FDIC’s Deposit Insurance Fund.  In order to increase the amount in the Deposit Insurance Fund to reflect the increased risk of additional bank failures and insurance claims, the FDIC has raised its assessments on banks. The FDIC also voted to require FDIC insured institutions to prepay the premiums for the years 2010, 2011, and 2012 on December 30, 2009.  There can be no assurance that additional payments in the form of special assessments or higher premiums will not be required in the future as the FDIC’s Deposit Insurance Fund absorbs losses resulting from failed institutions. The Bank expensed $64,072 for FDIC insurance premiums during the second quarter of 2010.

Additional governmental efforts to ameliorate the problems afflicting the banking industry have been adopted or proposed, or are being considered by Congress and various governmental entities.  In July 2010, Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act, which will fundamentally overhaul the regulation of the financial services industry and impose extraordinary burdens on traditional banks. The bill raises many issues for banks and savings associations, the details of which remain to be drafted by regulatory agencies. The Company is presently unable to predict the impact of any such changes, although it appears that they are likely to increase operating expenses in the near term without creating completely offsetting benefits for community banks. However, one positive aspect of the legislation is that it permanently increased the FDIC’s deposit insurance limit to $250,000 per individual per institution for all types of deposit accounts.

Throughout 2008, 2009 and 2010, the Federal Open Market Committee of the Federal Reserve (“FOMC”) has held its target short-term interest rates at very low levels by historical standards. The FOMC has done this as part of its response to the economic turmoil currently dominating the U.S. economy. Management expects that the net interest margin will improve over the remainder of 2010 if certain assumptions regarding the level of interest earning assets are determined to be accurate. However, the Company and the Bank may be exposed to interest rate risk if market interest rates increase or decrease significantly in a short period of time. Management monitors interest rate risk, but if one or more of its assumptions regarding the timing or magnitude of changes in balances or interest rates proves to be incorrect, the Company’s interest margin, and its profitability could be impacted.   Additionally, if the real estate markets and unemployment levels in South Carolina do not improve in the near future, the Company could face additional growth in nonperforming assets.

The current outlook for the national economy in the United States remains cautiously positive.  Even so, management expects that economic conditions will continue to adversely affect financial companies throughout the remainder of 2010 and possibly 2011. Specifically, unemployment is expected to remain high in the near term, and the real estate markets will only improve slowly. We will continue to monitor both the local and national economic conditions in an effort to minimize any negative impact on the Company.

Results of Operations for the Three Months Ended June 30, 2010 and 2009

Summary
The Company recorded a loss of $22,300 during the second quarter of 2010 or $ (.01) per share compared to a loss of $482,156 during the second quarter of 2009 or $(.22) per share, after giving effect to the five percent stock dividend declared in 2010.  The primary reason for the improvement was a decrease in the quarterly provision for loan losses and an improvement in the net interest margin. This was partially offset by a decrease in mortgage loan origination fees in 2010 compared to the second quarter of 2009. The Bank also experienced a net decrease in noninterest expense for the quarter in 2010 compared to 2009, but the composition of noninterest expenses changed in 2010 in comparison to 2009. The Company decreased its expenditures for salaries and benefits, premises and equipment expenses, and professional and regulatory expenses, but it has increased other expenses, which include the cost to maintain and hold real estate acquired in foreclosure. Professional and regulatory fees decreased in the second quarter of 2010 as a result of lower FDIC insurance premiums. The 2009 expense for the second quarter included the FDIC special assessment levied on institutions as a result of the failures that have occurred since 2008 as discussed above.

Net Interest Income
Net interest income is the primary driver of net income for the Company. Net interest income is equal to the difference between interest income earned on the Company’s interest earning assets and the interest paid on its interest bearing liabilities. The Company’s net interest margin increased to 3.24% in the second quarter of 2010 from 2.83% in the second quarter of 2009. The primary reason for the increase in the net interest margin was a decrease in the average rate paid on interest bearing liabilities. For the quarter ended June 30, 2010 the Bank paid an average of 1.76% on interest bearing liabilities, compared with an average of 2.34% on interest bearing liabilities in the 2009 quarter. The decrease was primarily attributable to the replacement of maturing higher rate deposits with lower rate deposits. The margin also increased in the second quarter of 2010 in comparison to the first quarter of 2010 margin of 3.13%.

The table below illustrates the average balances of interest earning assets and interest bearing liabilities and the resulting annualized yields and costs for the three month periods ended June 30, 2010 and 2009.

	June 30, 2010			June 30, 2009
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Investments	$26,805,694	$232,420	3.48%	$20,955,984	$238,235	4.56%
Federal Funds Sold	14,641,467	4,682	.13%	10,221,759	4,778	.19%
Loans, excluding nonaccruals	122,260,555	1,775,594	5.83%	131,883,108	1,770,277	5.38%

Total interest earning assets	$163,707,716	2,012,696	4.93%	163,060,851	2,013,290	4.95%

Interest bearing transaction accounts	13,230,841	15,251	.46%	13,265,338	21,638	.65%
Savings and money market	51,086,580	193,961	1.52%	29,808,994	137,828	1.85%
Time deposits	77,252,253	388,342	2.02%	89,006,245	584,913	2.64%
Total interest bearing deposits	141,569,674	597,554	1.69%	132,080,577	744,379	2.26%
Customer repurchase agreements and Federal Funds purchased
	2,631,147	9,743	1.49%	3,741,231	18,780	2.01%
Borrowings from FHLB Atlanta	8,187,191	40,330	1.98%	6,838,378	55,288	3.24%
Broker repurchase agreements	5,000,000	44,034	3.53%	5,000,000	44,033	3.53%
Total interest bearing liabilities	$157,388,012	691,661	1.76%	$147,660,186	862,480	2.34%

Net interest income		$1,321,035			$1,150,810
Interest rate spread			3.17%			2.61%
Interest margin			3.24%			2.83%

The Bank, which accounts for all of the Company’s sensitivity to changes in interest rates, measures interest sensitivity using various methods. Using a static GAP measurement, which compares the amount of interest sensitive assets repricing within a one year time period as compared to the amount of interest sensitive liabilities repricing within the same time frame, the Bank’s sensitivity to changes in interest rates can be analyzed. This method does not take into account loan prepayments and other non-contractual changes in balances and the applicable interest rates, but it does give some information as to possible changes in net interest income that could be expected simply as a result of changes in interest rates. As of June 30, 2010, the Bank’s cumulative static GAP ratio was .66 through 12 months assuming all non-maturing deposits reprice immediately and that all securities reprice in the year of their maturity, without regard to calls or principal reductions on mortgage-backed securities. This indicates a liability-sensitive position as of June 30, 2010. However, this measurement is based on assumptions about the repricing of various accounts, which may not occur as they have been modeled. Assuming some non-maturing deposits reprice in periods other than the first twelve months, and accounting for principal reductions on mortgage-backed securities, the Bank’s cumulative static GAP ratio is .95 through 12 months.

Based on a static GAP measurement, in a period of rising interest rates, asset-sensitive balance sheets would normally be expected to experience a widening of the net interest margin, while liability-sensitive balance sheets such as the Bank’s would normally be expected to experience pressure on the net interest margin. In a period of decreasing interest rates, liability-sensitive balance sheets would normally be expected to experience a widening of the net interest margin and asset-sensitive balance sheets would normally be expected to experience the opposite effect. Various market factors can, however, affect the net interest margin and cause it to react differently to changes in interest rates than would normally be expected under the static GAP model.

Provision for loan losses
For the quarter ended June 30, 2010, the Company expensed $280,000 to the provision for loan losses. The Bank sets the allowance for loan loss levels in response to trends in the portfolio and the level of potential problem loans. During the quarter, charge-offs totaled $493,938 and there were no recoveries.

Management has sought to provide the amount estimated to be necessary to maintain an allowance for loan losses that is adequate to cover the level of loss that management believes to be inherent in the portfolio as a whole, taking into account the Company’s experience, economic conditions and information about borrowers available at the time of the analysis. However, management believes further deterioration of economic conditions in the Company's market areas in the short-term is possible, especially with respect to real estate related activities and real property values.  Consequently, management expects that further increases in provisions for loan losses could be needed in the future. See “Balance Sheet Review- Loans” for additional information on the Company’s loan portfolio and allowance for loan losses.

Noninterest income
The primary recurring drivers of noninterest income for the Company and the Bank are service charges on deposit accounts. Prior to the third quarter of 2009, mortgage loan origination fees also played an important role. For the three months ended June 30, 2010, the Company earned $138,148 in service charges on deposit accounts compared to $137,833 for the same period in 2009. During the turmoil in the residential mortgage markets over the last 18 months when national mortgage lenders changed or deleted programs and tightened credit standards and when the appraisal process became time-consuming and difficult, mortgage origination fees declined. The Company temporarily suspended its conventional mortgage origination department in the fourth quarter of 2009. When the market for conventional mortgages returns, management plans to reevaluate the possibility of offering long-term mortgage loans to its customers. Mortgage loan origination fees in the second quarter of 2009 were $56,544. Other noninterest income increased to $49,595 in the second quarter of 2010 from $35,725 for the second quarter of 2009. The increase is related to rental income from properties acquired in foreclosure.  The Company incurred losses on the sale of foreclosed properties in the second quarter of 2010 in the amount of $94,956. These losses are included in other noninterest income for the quarter. In 2009 the Company had no losses on repossessed collateral sales during the quarter.

Noninterest expense
Noninterest expense totaled $1.2 million for the three months ended June 30, 2010 and for the three months ended June 30, 2009. Other expense increased $299,216 or 54.0% in the second quarter of 2010 over the 2009 second quarter levels, primarily due to increases in expenses related to other real estate owned. As other real estate is sold, these expenses are expected to decline. The increase was offset by the $44,220 decrease in salaries and employee benefits, $11,486 decrease in expenses related to premises and equipment, and the $67,048 decrease in professional and regulatory fees.

Results of Operations for the Six Months Ended June 30, 2010 and 2009

Summary
The Company’s net loss for the six months ended June 30, 2010 was $262,875 or ($.12) per share, compared to a loss of $440,260 or ($.20) per share for the six months ended June 30, 2009 (including the effect of the five percent stock dividend declared in 2010). The decrease in the net loss is due to improvements in the net interest margin and a decrease in the provision for loan losses, partially offset by lower noninterest income and higher noninterest expense.

Net Interest Income
Net interest income was $2.6 million in the first six months of 2010 compared to $2.2 million for the six months ended June 30, 2009. The increase was the result of improvements in the Bank’s net interest margin. The greatest positive impact on the Bank’s interest margin was a result of decreases in rates paid on interest-bearing liabilities.  Average rates paid on interest bearing liabilities decreased by 57 basis points to 1.86% from 2.43%. The decrease was primarily attributable to replacement of maturing higher rate deposits with lower rate deposits.

The Bank’s interest earning assets increased $2.3 million over June 30, 2009 levels, but decreases in rates earned on investments partially offset the increase in interest earning assets. The average rate earned on all interest earning assets for the six months ended June 30, 2010 was 4.97% compared to 4.99% for the six months ended June 30, 2009.

The table below illustrates the average balances of interest earning assets and interest bearing liabilities and the resulting annualized yields and costs for the six month periods ended June 30, 2010 and 2009.

	June 30, 2010			June 30, 2009
	Average Balance	Interest Earned	Average Yield/Cost	Average Balance	Interest Earned	Average Yield/Cost
Investments	$27,792,125	$500,662	3.63%	$21,056,282	$490,023	4.69%
Federal Funds Sold	11,686,639	7,062	.12%	9,683,202	7,334	.15%
Loans	124,837,141	3,544,876	5.73%	131,235,298	3,508,307	5.39%
Total interest earning assets	164,315,905	4,052,600	4.97%	161,974,782	4,005,664	4.99%

Interest bearing transaction accounts	13,028,496	30,342	.47%	13,032,613	42,967	.66%
Savings and money market accounts	50,086,611	407,989	1.64%	27,236,142	256,788	1.90%
Time deposits	78,849,286	811,228	2.07%	89,104,751	1,216,122	2.75%

Total interest bearing deposits	141,964,393	1,249,559	1.77%	129,373,506	1,515,877	2.36%
Customer repurchase agreements	2,854,997	22,406	1.58%	4,105,985	46,168	2.27%
Advances from FHLB	8,819,608	100,007	2.29%	7,464,765	112,033	3.03%
Broker repurchase agreements	5,000,000	88,068	3.55%	5,000,000	87,584	3.53%
Total interest bearing liabilities	$158,638,998	1,460,040	1.86%	$145,944,256	1,761,662	2.43%

Net interest income		$2,592,560			$2,244,002
Interest rate spread			3.12%			2.55%
Interest margin			3.18%			2.79%

Provision for loan losses
The amount of the Company’s provision for loan losses for the six months ended June 30, 2010 was $900,000          compared to $1,080,000 for the six months ended June 30, 2009. Charge-offs totaled $763,907 during the first half of 2010 compared to $590,555 for the first six months of 2009, but there were fewer nonperforming loans as of June 30, 2010 than there were at June 30, 2009. As of June 30, 2010 there were 31 loans past due over 30 days. In June 2009 there were 85 loans past due more than 30 days. These numbers include 15 loans on nonaccrual in 2010 and 41 loans on nonaccrual in 2009. Recoveries totaled $500 in 2009. See “Balance Sheet Review- Loans” for additional information on the Company’s loan portfolio and allowance for loan losses.

Noninterest income
Noninterest income for the six months ended June 30, 2010 was $260,803 compared to $483,020 for the six months ended June 30, 2009. As discussed above, mortgage loan origination fees declined year over year due to the closure of the department in the fourth quarter of 2009. Mortgage origination fees were $111,062 in the first half of 2009. Other income in the first half of 2009 also included a gain on the sale of an available for sale security in the amount of $52,300. Losses on repossessed collateral increased in the 2010 period to $99,143 from $24,753 in the first six months of 2009. As of June 30, 2009 the Company had not completed the foreclosure process for many of its nonperforming loans. Other real estate owned totaled $2.0 million as of June 30, 2009. As nonperforming loans have moved through the foreclosure process, the Company has listed the properties for sale with professional real estate agents at market prices. The Company has sold assets totaling over $3.0 million in 2010. However, due to the significant costs associated with holding properties for long periods of time, the Company has chosen to sell properties if possible, even if a loss is incurred after selling costs are paid. The Company continues to evaluate the real estate market and the holding costs associated with each property, and may incur losses on sales in the future in order to avoid holding costs and higher levels of nonperforming assets.

Noninterest expense
Total noninterest expense for the six months ended June 30, 2010 and 2009 was $2.4 million. However, the composition of noninterest expense changed in 2010 compared to 2009. Salaries decreased $81,152 or 6.7% in the first half of 2010 compared to 2009 levels. The decrease reflects the decrease in commissions paid to mortgage loan officers as well as retirements, partially offset by annual salary increases and increases in the cost of providing benefits. Professional and regulatory fees, which include the special assessment for FDIC premiums paid in 2009, decreased $68,488 or 21.2% in the 2010 period. Premises and equipment expense decreased by $13,555. The decrease is related to a reduction of depreciation expense as certain assets are fully depreciated. Other expenses increased by 58.2% over the first six months of 2009, offsetting the decreases in other types of expenses. Other expense includes the costs of foreclosure and maintaining real estate acquired in foreclosure of approximately $221,139 in the first half of 2010 compared to $18,637 in the 2009 period. The Company also incurred $91,100 of loan-related expenses in the first half of 2010. These expenses include re-appraisal costs that cannot be passed on to borrowers and legal expenses and taxes paid prior to gaining title to real estate or other collateral. The Company incurred approximately $70,000 of these types of costs in the first six months of 2009.

Balance Sheet Review
Investments

At June 30, 2010, the Bank held available for sale securities with a fair value of $24.6 million and other investments with an amortized cost of $1.1 million. Available for sale securities include government sponsored enterprise bonds, mortgage-backed securities, and municipal bonds. The fair values of the Company’s available for sale investments, other than municipal bonds, are measured on a recurring basis using quoted market prices in active markets for identical assets and liabilities (“Level 1 inputs” under FASB ASC 820). Due to the lower level of trading activity in municipal bonds, the fair market values of these investments are measured based on other inputs such as inputs that are observable or can be corroborated by observable market data for similar assets with substantially the same terms (“Level 2 inputs” under FASB ASC 820). We obtain our fair value information via our bond accounting vendor. This vendor obtains municipal bond market pricing from Interactive Data, a provider of third-party financial market data. The Company does not adjust market pricing received from this vendor, but we do request that a qualified analyst review each municipal bond in the portfolio to determine if any other information is available that would call into question the market values used.

Other investments include stock in the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank. These stocks are held at amortized cost because they have no quoted market value and have historically been redeemed at par value. However, there can be no assurance that these stocks will, in fact, be redeemed at cost in the future.

As of June 30, 2010, investments available for sale had a net unrealized gain of $679,496. As of June 30, 2010, we held no investments in an unrealized loss position.

Loans

The following table summarizes the composition of our loan portfolio.

	June 30, 2010		December 31, 2009

	Amount	% of Loans	Amount	% of Loans
Commercial and industrial	$12,614,312	9.8%	$13,418,581	9.8%
Real Estate – construction	48,390,288	37.7	53,827,245	39.1
Real Estate – mortgage
1-4 family residential	20,326,244	15.8	23,284,692	16.9
Nonfarm, nonresidential	43,188,077	33.7	41,810,020	30.3
Multifamily residential	1,436,582	1.1	2,520,201	1.8
Consumer installment	940,854	.7	1,346,807	1.0
Other Loans	1,518,550	1.2	1,555,705	1.1
Total Loans	128,414,907	100.0%	137,763,251	100.0%
Less allowance for loan losses	(2,831,430)		(2,695,337)
Net Loans	$125,583,477		$135,067,914

Activity in the allowance for loan losses for the first six months of 2010 and 2009 is presented below.

	Six months ended June 30, 2010	Six months ended June 30, 2009

Allowance for loan losses, beginning of year	$2,695,337	$1,698,563
Provision for losses	900,000	1,080,000
Charge-offs	(763,907)	(590,555)
Recoveries	-	500
Allowance for loan losses, end of period	$2,831,430	$2,188,508

Ratios	As of or for the six months ended June 30, 2010	As of or for the six months ended June 30, 2009

Nonperforming loans to gross loans at end of period	6.0%	4.9%
Net charge-offs to average loans outstanding	(.574%)	(.432%)
Net charge-offs to loans at end of period	(.595%)	(.419%)
Allowance for loan losses to average loans	2.13%	1.60%
Allowance for loan losses to loans at end of period	2.20%	1.55%
Net charge-offs to allowance for loan losses	(27.0%)	(27.0%)
Net charge-offs to provision for loan losses	(84.8%)	(54.6%)

Charge-offs totaled $763,907 for the first six months of 2010. Of the total net charge-offs in 2010, 78.5% related to construction loans, and 21.5% related to other loan types. Nonperforming loans as a percentage of loans outstanding increased over June 2009 levels. However, the number of nonperforming loans has decreased and the outstanding balance of loans also decreased by 8.9%.

Loans which management identifies as impaired generally will be nonperforming loans or restructured loans. Nonperforming loans include nonaccrual loans or loans which are 90 days or more delinquent as to principal or interest payments. As of June 30, 2010, the Bank had nonaccrual loans of $7.7 million representing 15 loans, a decrease of $2.0 million or 20.7% from December 31, 2009. With the exception of one loan, these loans are secured by real estate. In addition to loans on nonaccrual, as of June 30, 2010, management considers another $4.2 million of loans impaired. Of that amount, approximately $2.0 million have been restructured and are performing in compliance with restructured terms. Management routinely assesses the collateral and other circumstances associated with impaired loans in an effort to determine the amount of potential impairment. These loans are currently being carried at management’s best estimate of net realizable value, although no assurance can be given that no further losses will be incurred on these loans until the collateral has been acquired and liquidated or other arrangements can be made.  The foreclosure process is lengthy (generally a minimum of six months and often much longer), so loans may be on nonaccrual status for a significant time period prior to moving to other real estate owned and sold. As soon as the amount of impairment is estimable, the amount of principal impairment is generally charged against the allowance for loan losses. However, until losses and selling costs can be estimated via appraisal or other means, a portion of the allowance may be allocated to specific impaired loans. The timing of the appraisal varies from loan to loan depending on the Bank’s ability to access the property.  As of June 30, 2010 the allowance for loan losses included approximately $525,000 of reserves specifically related to impaired loans.

Management’s estimates of net realizable value or fair value of real estate collateral are obtained (on a nonrecurring basis) using independent appraisals, less estimated selling costs. Estimates of net realizable value for equipment and other types of personal property collateral are estimated based on input from equipment dealers and other professionals. If an appraisal is not available or management determines that fair value of the collateral is further impaired below the appraised value and there is not observable market price, the Company records the impaired loan as determined by Level 3 inputs as defined by FASB ASC 820, “Fair Value Measurements and Disclosures”.

Management identifies and maintains a list of potential problem loans. These are loans that are not included in nonaccrual status or impaired loans. A loan is added to the potential problem list when management becomes aware of information about possible credit problems of borrowers that causes serious doubts as to the ability of such borrowers to comply with the current loan repayment terms. These loans are designated as such in order to be monitored more closely than other credits in the Bank’s portfolio. There were loans in the amount of $1.15 million that have been determined by management to be potential problem loans at June 30, 2010. These loans are generally secured by real estate, and in many cases have been reappraised. Should potential problem loans become impaired, management will charge-off any impairment amount as soon as the amount of impairment can be determined.

Other real estate owned

As of June 30, 2010 the Company held other real estate owned as a result of foreclosures totaling $8.1 million representing 40 properties. Of the total recorded amount, $1.8 million relates to six commercial properties or commercial lots. The remainder represents 34 residential properties or lots. If, at the time of foreclosure, the fair value is determined to be lower than the Company’s recorded investment, a charge-off is recorded at that time. If an appraisal is available, the appraisal will be used to estimate fair value. If an appraisal is not available or management determines that fair value of the collateral is further impaired below the appraised value and there is not an observable market price, the Company records the impaired loan as determined by Level 3 inputs as defined by FASB ASC 820. If the property has been held for longer than one year, the Company’s policy is to arrange for an updated appraisal, unless the circumstances of the property indicate that an appraisal is not necessary. If a property is determined to be over-valued upon appraisal, the excess is charged to expense.

Other assets

As of June 30, 2010 other assets included accrued interest receivable on loans and investment securities available for sale totaling over $680,000, receivables related to income taxes of over $800,000, deferred tax assets of approximately $800,000, prepaid expenses of approximately $967,000 and several miscellaneous items. The income tax receivable was collected in July, 2010. Prepaid expenses include $800,000 of FDIC premiums for 2010 through 2012 that were required to be prepaid to the FDIC in December 2009. See Note 6 to the unaudited consolidated financial statements above for additional information related to income taxes.

Deposits

The following table shows the average balance amounts and the average rates we paid on deposits for the six months ended June 30, 2010 and 2009.
	Average Deposits
	Six months ended June 30, 2010		Six months ended June 30, 2009
	Amount	Rate	Amount	Rate

Noninterest bearing demand	$11,699,793	-%	$10,634,071	-%
Interest bearing transaction accounts	13,028,496	.47%	13,032,613	.66%
Savings and money market	50,086,611	1.64%	27,236,142	1.90%
Time deposits	78,849,286	2.07%	89,104,751	2.75%
Total average deposits	$153,664,186		$140,007,577

Included in total deposits as of June 30, 2010 were $31.7 million of deposits considered to be brokered deposits based on regulatory definitions. These deposits come from a variety of sources, and are generally fully insured by FDIC. The Company uses brokered deposits to fund various maturities that may not be attractive to customers in the local market area or to supplement local time deposits when interest rates offered locally are higher than interest rates on similar products in other markets. Pursuant to a formal agreement the Bank entered into with the Office of the Comptroller of the Currency (“OCC”) on May 12, 2010, we are currently required to obtain a determination of no supervisory objection from the OCC prior to accepting or renewing brokered deposits.

Borrowings

The Bank’s outstanding borrowings are described in the following table. The amounts listed as broker repurchase agreements are collateralized borrowings from other institutions. Retail repurchase agreements with the Bank’s customers are not included in the table below.

Borrowings at or for the six months ended June, 2010

	Ending Balance	Period- End Rate	Maximum Month-end Balance	Average Balance	Weighted Average Rate Paid
Federal Home Loan Bank advances	$8,167,755	2.50%	$9,730,602	$8,819,608	2.29%
Broker repurchase agreements	$5,000,000	3.48%	$5,000,000	$5,000,000	3.57%

Of the $8.2 million of FHLB advances outstanding, $1.5 million mature in September, 2010, $4.0 million mature in January, 2011, and $667,754 are principal reducing credits with final maturities in 2013 through 2015. The final $2.0 million is a convertible advance with a final maturity in 2018.

Of the $5.0 million of broker repurchase agreements outstanding, $2.0 million has a final maturity in January, 2013 and $3.0 million has a final maturity in January, 2015. Both are callable, quarterly, beginning on January 10, 2010 and January 15, 2012, respectively.

Estimated Fair Value of Financial Instruments

The estimated fair values of the Company's financial instruments were as follows:

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Cash and due from banks	$9,857,686	$9,857,686	$4,369,596	$4,369,596
Federal funds sold	7,130,000	7,130,000	1,670,000	1,670,000
Investment securities	25,769,938	25,769,938	30,044,193	30,044,193
Loans, gross	128,414,907	129,944,687	137,763,251	139,365,487
Cash surrender value of life insurance policies	1,873,663	1,873,663	1,838,663	1,838,663
Financial Liabilities
Deposits	152,452,234	151,377,801	152,381,274	150,540,716
Customer repurchase agreements	2,718,651	2,105,718	3,257,002	3,354,199
Borrowings from FHLB	8,167,796	8,350,521	9,743,172	9,925,595
Broker repurchase agreements	5,000,000	5,155,380	5,000,000	5,182,105

The Company adopted a new accounting standard on January 1, 2008 which requires disclosure of the levels of inputs used in determining fair value of the Company’s assets measured at fair value, including available for sale securities and other real estate owned.  The table below presents the balances of assets measured at fair value on a recurring or nonrecurring basis by level within the hierarchy of inputs that may be used to measure fair value.

	June 30, 2010
	Total	Level 1	Level 2	Level 3
Investment securities, recurring	$25,769,938	$18,340,670	$6,287,218	$1,142,050
Other real estate owned, nonrecurring	$8,127,248	$-	$-	$8,127,248
Impaired loans, nonrecurring	$12,043,878	$-	$-	$12,043,878
	June 30, 2009
	Total	Level 1	Level 2	Level 3
Investment securities, recurring	$20,503,499	$12,957,814	$6,546,535	$999,150
Other real estate owned, nonrecurring	$2,028,364	$-	$-	$2,028,364
Impaired loans, nonrecurring	$9,726,373	$-	$-	$9,726,373

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of liabilities. The Company manages both assets and liabilities to achieve appropriate levels of liquidity. Cash and short-term investments are the Company’s primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. The investment portfolio is the Company’s principal source of secondary asset liquidity. However, the availability of this source of funds is influenced by market conditions. Individual and commercial deposits and borrowings are the Company’s primary source of funding for credit activities. The Company has a line of credit with the FHLB of Atlanta.  The FHLB line is based on the availability of eligible collateral, with a maximum borrowing capacity of 10% of Bank assets. The Bank currently has $8.2 million borrowed under the FHLB line. Approximately $10.7 million is available under the FHLB line, assuming adequate collateral is available for pledging. Management believes that the Company’s liquidity sources are adequate to meet its operating needs.

Off Balance Sheet Risk

Through the operations of the Bank, the Company has contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank’s customers at predetermined interest rates for a specified period of time. Commitments are subject to various conditions which are expected to reduce the credit risk to the Company. The Bank’s management evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by management upon extension of credit, is based on a credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial or residential real estate. Management manages the credit risk on these commitments by subjecting them to normal underwriting and risk management processes.

At June 30, 2010, the Bank had issued commitments to extend credit of $14.8 million through various types of lending arrangements and overdraft protection arrangements. Of that amount, approximately $7.5 million was undisbursed amounts of closed-end loans, $1.1 million was related to unused overdraft protection, and approximately $6.2 million was related to lines of credit. The Bank also had standby letters of credit outstanding of approximately $763,000 at June 30, 2010. An immaterial amount of fees were collected related to these commitments and letters of credit during the three-month period ended June 30, 2010. Historically many of these commitments and letters of credit expire unused, and the total amount committed as of June 30, 2010 is not necessarily expected to be funded.

The Bank offers an automatic overdraft protection product to checking account customers. Each qualified account with the automatic overdraft protection feature can have up to $500 of paid overdrafts. Unused overdraft protection was $1.1 million as of June 30, 2010, the majority of which is not expected to be utilized. As of June 30, 2010, accounts in overdraft status totaled $21,549.

Capital Resources

The capital base for the Company increased by $54,567 for the first six months of 2010. This was due to stock based compensation activity and increases in accumulated other comprehensive income, partially offset by net losses. Stock based compensation activity includes the impact of accounting requirements on unexercised options. The Company’s ending equity to asset ratio was 9.68% as of June 30, 2010.

The following table details return on average assets (net income divided by average total assets, annualized in 2010), return on average equity (net income divided by average total equity, annualized if necessary), the ratio of average equity to average assets and the Dividend Payout Ratio (dividends paid divided by net income) as of and for the six months ended June 30, 2010 and as of and for the year ended December 31, 2009. The annualized return on assets and return on equity for the first six months of 2010 have improved compared to return on assets and return on equity for the year ended December 31, 2009. However, annualized results for the first half of 2010 may not be indicative of actual annual results for 2010.

	Six- month period ended June 30, 2010	Year ended December 31, 2009
	(annualized)
Return on average assets	(.28%)	(.75%)
Return on average equity	(2.92%)	(7.21%)
Ratio of average equity to average assets	9.57%	10.42%
Dividend payout ratio	-%	-%

The FDIC has established guidelines for capital requirements for banks. As of June 30, 2010, the Bank is considered well capitalized based on the capital levels that are required to be maintained according to FDIC guidelines as shown in the following table.

Capital Ratios	Actual		Well Capitalized Requirement		Adequately Capitalized Requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2010:	(Dollars in thousands)
Total capital to risk weighted assets	$19,452	13.21%	$14,725	10.0%	$11,780	8.0%
Tier 1 capital to risk weighted assets	$17,590	11.95%	$8,835	6.0%	$5,890	4.0%
Tier 1 capital to average assets	$17,590	9.35%	$9,404	5.0%	$7,523	4.0%

As of December 31, 2009:
Total capital to risk weighted assets	$19,730	12.8%	$15,458	10.0%	$12,366	8.0%
Tier 1 capital to risk weighted assets	$17,788	11.5%	$9,274	6.0%	$6,183	4.0%
Tier 1 capital to average assets	$17,788	9.2%	$9,627	5.0%	$7,702	4.0%

In addition to the FDIC requirements shown above, the Bank is currently required to maintain individual minimum capital ratios by the OCC. Those required ratios are: Tier 1 capital to average assets- 9.0%; Tier 1 capital to risk weighted assets – 11.0%; and total capital to risk weighted assets- 12.0%.

The Federal Reserve has also established guidelines for capital requirements for bank holding companies that are similar to the FDIC’s guidelines for banks. At June 30, 2010 the Company exceeded all of the minimum requirements of the Federal Reserve guidelines.

Regulatory Actions

The Company has received notification from the Federal Reserve Bank of Richmond (“FRB”) that it intends to require the Company to enter into an agreement whereby the Company agrees to seek permission from the FRB before it takes certain actions such as payment of cash dividends, redemption of outstanding stock, etc. The Company expects to enter into an agreement with the FRB in the third quarter of 2010.

On May 12, 2010, the Bank entered into a formal agreement with the OCC requiring the Bank to take specified actions with respect to the operation of the Bank. The substantive actions called for by the agreement should strengthen the Bank and make it more efficient in the long-term. The agreement is included as an exhibit to this report.

Impact of Inflation

Unlike most industrial companies, the assets and liabilities of financial institutions such as the Company are primarily monetary in nature. Therefore, interest rates have a more significant impact on the Company’s performance than do the effects of changes in the general rate of inflation and changes in prices. In addition, interest rates do not necessarily move in the same magnitude as the prices of goods and services. As discussed previously, management seeks to manage the relationships between interest sensitive assets and liabilities in order to protect against wide rate fluctuations, including those resulting from inflation.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates, which principally arises from liquidity risk and interest rate risk inherent in the Bank’s lending, deposit gathering, and borrowing activities. Other types of market risks such as foreign currency exchange risk and commodity price risk do not normally arise in the ordinary course of our business. The Funds Management Committee of our Board of Directors, which meets quarterly, monitors and considers methods of managing exposure to liquidity and interest rate risk. Management monitors liquidity and interest rate risk on an on-going basis. Management is responsible for maintaining the level of interest rate sensitivity of our interest sensitive assets and liabilities and managing our liquidity within board-approved limits.

Interest rate sensitivity “GAP” analysis measures the timing and magnitude of the repricing of assets compared with the repricing of liabilities and is an important part of asset/liability management. The objective of interest rate sensitivity management is to generate stable growth in net interest income, and to control the risks associated with interest rate movements. Management constantly reviews interest rate risk exposure and the expected interest rate environment so that adjustments in interest rate sensitivity can be made in a timely manner.

ITEM 4. Controls and Procedures.

Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of the Company’s disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) and 240.15d-15(e)), the Company’s chief executive officer and chief financial officer concluded that such controls and procedures, as of the end of the period covered by this report, were effective.

There has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

ITEM 6.  Exhibits

Exhibits:
10-1	Formal Agreement by and between Cornerstone National Bank and The Comptroller of the Currency
31-1	Rule 13a-14(a)/ 15d-14(a) Certifications of Chief Executive Officer
31-2	Rule 13a-14(a)/Rule 15d-14(a) Certifications of Chief Financial Officer
32	18 U.S.C. Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   Cornerstone Bancorp
                      (Registrant)

By:  _s/J. Rodger Anthony_________________________                                                                          Date: August 11, 2010
       J. Rodger Anthony
       Chief Executive Officer

By:  _s/Jennifer M. Champagne_____________________                                                                          Date: August 11, 2010
       Jennifer M. Champagne
       Senior Vice President and Chief Financial Officer
       (Principal Financial Officer)