Form 10-Q
period 2010-09-30
CORNERSTONE BANCORP/SC
filed 2010-11-12
CIK 1087455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
Common Stock - No Par Value, 2,210,769 shares outstanding on November 2, 2010

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

CORNERSTONE BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
	2010	2009
Assets	(Unaudited)

Cash and due from banks	$9,847,163	$4,369,596
Federal funds sold	5,120,000	1,670,000
Cash and cash equivalents	14,967,163	6,039,596

Investment securities
Available for sale	25,432,193	28,902,143
Other investments	1,089,150	1,142,050

Loans, net	121,904,963	135,067,914
Property and equipment, net	5,242,003	5,291,203
Cash surrender value of life insurance policies	1,891,312	1,838,663
Other real estate owned	8,340,361	6,712,948
Other assets	2,644,023	3,975,813
Total assets	$181,511,168	$188,970,330

Liabilities And Shareholders’ Equity

Liabilities
Deposits
Noninterest bearing	$11,017,465	$11,234,486
Interest bearing	136,462,907	141,146,788
Total deposits	147,480,372	152,381,274
Customer repurchase agreements	2,779,057	3,257,002
Borrowings from Federal Home Loan Bank of Atlanta	6,630,047	9,743,172
Broker repurchase agreements	5,000,000	5,000,000
Other liabilities	640,324	549,477

Total liabilities	162,529,800	170,930,925

Shareholders’ equity
Preferred stock, 10,000,000 shares authorized, 1,038 shares issued at September 30, 2010 and none issued at December 31, 2009	998,538	-
Common stock, no par value, 20,000,000 shares authorized, 2,210,769 shares at September 30, 2010 and 2,105,738 at December 31, 2009	18,844,619	18,799,728
Retained earnings (deficit)	(1,431,354)	(921,014)
Accumulated other comprehensive income	569,565	160,691

Total shareholders’ equity	18,981,368	18,039,405

Total liabilities and shareholders’ equity	$181,511,168	$188,970,330

The accompanying notes are an integral part of these consolidated financial statements.

CORNERSTONE BANCORP AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME (LOSS) (Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Interest and Dividend Income
Interest and fees on loans	$1,720,881	$1,722,059	$5,265,757	$5,230,366
Investment securities	231,689	267,048	732,351	757,071
Federal funds sold and interest bearing balances	5,165	3,546	12,227	10,880
Total interest income	1,957,735	1,992,653	6,010,335	5,998,317

Interest Expense
Deposits	563,851	709,667	1,813,410	2,225,544
Borrowings	113,181	123,354	323,662	369,139
Total interest expense	677,032	833,021	2,137,072	2,594,683

Net Interest Income	1,280,703	1,159,632	3,873,263	3,403,634
Provision for Loan Losses	180,000	945,000	1,080,000	2,025,000

Net interest income after provision for loan losses	1,100,703	214,632	2,793,263	1,378,634

Noninterest Income
Service charges on deposit accounts	133,580	154,258	398,132	424,982
Mortgage loan origination fees	-	25,781	-	136,843
Gain on sale of security	-	-	-	52,300
Loss on sale of repossessed collateral	(39,506)	(10,616)	(138,649)	(35,369)
Other	57,930	59,991	153,324	133,678
Total noninterest income	152,004	229,414	412,807	712,434

Noninterest Expense
Salaries and employee benefits	559,087	601,564	1,687,572	1,811,201
Premises and equipment	135,145	140,164	420,127	438,701
Data processing	58,779	53,882	172,921	164,757
Professional and regulatory fees	168,296	120,146	422,145	442,483
Supplies	16,294	16,335	50,393	51,691
Advertising	6,314	6,105	16,867	25,002
Other real estate owned expenses	482,850	38,365	703,989	57,002
Other	198,626	315,358	578,369	676,597
Total noninterest expense	1,625,391	1,291,919	4,052,383	3,667,434
Net loss before taxes	(372,684)	(847,873)	(846,313)	(1,576,366)
Income tax benefit	(125,219)	(301,908)	(335,973)	(590,141)
Net loss	$(247,465)	$(545,965)	$(510,340)	$(986,225)
Preferred stock dividend accumulated	$(9,228)	-	$(9,228)	-
Income available to common shareholders	$(256,693)	$(545,965)	$(519,568)	$(986,225)

Loss Per Share
Basic	$(.12)	$(.25)	$(.24)	$(.45)
Diluted	$(.12)	$(.25)	$(.24)	$(.45)
Weighted Average Shares Outstanding
Basic	2,210,769	2,211,024	2,210,769	2,207,236
Diluted	2,210,769	2,211,024	2,210,769	2,207,236

The accompanying notes are an integral part of these consolidated financial statements.

CORNERSTONE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
For the nine months ended September 30, 2010 and 2009

(Unaudited)

						Accumulated
					Retained	other	Total
	Preferred Stock		Common stock		earnings	comprehensive	shareholders’
	Shares	Amount	Shares	Amount	(deficit)	income (loss)	equity

Balance, December 31, 2008	-	-	1,991,565	$18,323,333	$765,906	$47,708	$19,136,947
Net loss	-	-	-	-	(986,225)	-	(986,225)
Other comprehensive income, net of income taxes
Unrealized gain on investment securities, net	-	-	-	-	-	482,780	482,780
Comprehensive loss	-	-					(503,445)
Stock based compensation	-	-	-	54,348	-	-	54,348
Options exercised	-	-	14,172	80,000	-	-	80,000
Stock dividend declared (5%)	-	-	100,001	323,931	(325,646)	-	(1,715)

Balance, September 30, 2009	-	$-	2,105,738	$18,781,612	$(545,965)	$530,488	$18,766,135

Balance, December 31, 2009	-	-	2,105,738	$18,799,728	$(921,014)	$160,691	$18,039,405
Net loss	-	-	-	-	(510,340)	-	(510,340)
Other comprehensive income, net of income taxes
Unrealized gain on investment securities, net	-	-	-	-	-	408,874	408,874
Comprehensive loss							(101,466)
Stock based compensation	-	-	-	45,915	-	-	45,915
Stock dividend declared (5%), recorded as a stock split	-	-	105,031	(1,024)	-	-	(1,024)
Issuance of 8% cumulative perpetual preferred stock, net of expenses of $39,462	1,038	$998,538	-	-	-	-	998,538

Balance, September 30, 2010	1,038	$998,538	2,210,769	$18,844,619	$(1,431,354)	$569,565	$18,981,368

The accompanying notes are an integral part of these consolidated financial statements.

CORNERSTONE BANCORP AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the nine months ended September 30,
	2010	2009
Operating Activities
Net loss	$(510,340)	$(986,225)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	344,610	247,539
Provision for loan losses	1,080,000	2,025,000
Write-down of other real estate owned	425,506	-
Non-cash option expense	45,915	54,348
Gain on sale of property and equipment	-	(625)
Loss on sale of property acquired in foreclosure	138,649	35,369
Gain on sale of security available for sale	-	(52,300)
Changes in operating assets and liabilities
Change in interest receivable	94,102	93,693
Change in other assets	1,185,039	(1,453,305)
Change in other liabilities	(119,785)	71,539

Net cash provided by operating activities	2,683,696	35,033

Investing Activities
Proceeds from maturities and principal repayments of available for sale securities	7,046,916	5,065,417
Proceeds from sale of available for sale securities		1,052,300
Redemption (purchase) of FHLB and Federal Reserve stock	52,900	(27,900)
Purchase of investment securities available for sale	(3,126,338)	(10,198,378)
Purchase of property and equipment	(126,532)	(5,448)
Proceeds from sale of property acquired in foreclosure	3,439,925	2,198,474
Capitalization of improvements to foreclosed property	(275,489)	-
Proceeds from sale of property and equipment	-	625
Net (increase) decrease in loans to customers	6,726,947	(17,496,079)

Net cash provided by (used for) investing activities	13,738,329	(19,410,989)

Financing Activities
Net increase (decrease) in demand, savings and time deposits	(4,900,902)	31,460,807
Net decrease in customer repurchase agreements	(477,945)	(1,033,009)
Cash paid in lieu of partial shares related to stock dividend	(1,024)	(1,715)
Decrease in federal funds purchased	-	(1,810,000)
Repayment of FHLB advances	(3,113,125)	(5,113,125)
Borrowings from FHLB	-	4,500,000
Proceeds from sales of preferred stock, net	998,538	-
Proceeds from exercise of stock options	-	80,000

Net cash provided by (used for) financing activities	(7,494,458)	28,082,958
Net increase in cash and cash equivalents	8,927,567	8,707,002
Cash and Cash Equivalents, Beginning of Period	6,039,596	3,960,227

Cash and Cash Equivalents, End of Period	$14,967,163	$12,667,229

Supplemental Information
Cash paid for interest	$699,060	$2,621,816
Cash paid for income taxes	$-	$60,127
Non-cash Supplemental Information
Loans transferred to other real estate owned	$5,356,004	$4,479,462
Loans charged-off, net	$857,452	$1,680,936
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

Note 2. Earnings per Share
FASB ASC 260, "Earnings per Share," requires that the Company present basic and diluted net income (loss) per common share. The assumed conversion of stock options creates the difference between basic and diluted net income per share. Income per share is calculated by dividing net income by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares outstanding for basic and diluted net loss per common share for the three month period ended September 30, 2010 was 2,210,769 shares. Outstanding options were excluded from the loss per share calculation as they are anti-dilutive as of September 30, 2010. The calculation of earnings per share includes the effect of the 5% stock dividend declared on April 13, 2010 as if it had been declared on January 1, 2010. The weighted average number of common shares outstanding for basic and diluted net loss per common share for the nine month period ended September 30, 2010 was 2,210,769 shares.

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

For the nine months ended September 30, 2010, the Company expensed $12,219 related to options granted in 2009, $12,891 related to options granted in 2008, $12,891 related to options granted in 2007, and $7,914, related to options granted in 2006. For the three months ended September 30, 2010, the Company expensed $15,305 related to options. The expense is included in salaries and employee benefits in the accompanying consolidated statements of income.

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

Note 5. Concentrations of credit risk
The Bank makes loans to individuals and small businesses located primarily in upstate South Carolina for various personal and commercial purposes. The Bank monitors the portfolio for concentrations of credit on a quarterly basis using North American Industry Codes, (“NAIC”) and using definitions required by regulatory agencies. The Bank has loans in two NAIC categories of which each represents more than 10% of the portfolio. The NAIC concentrations are 17.25% in Residential Building Construction and 21.6% in Real Estate Rental and Leasing. The portfolio also has loans representing 21 other NAIC categories.

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

The Bank does not make long term (more than 15 years) mortgage loans to be held in its portfolio, does not offer loans with negative amortization features or long-term interest only features, or loans with loan to collateral value ratios in excess of 100% at the time the loan is made. The Bank does offer loan products with features that can increase credit risk during periods of declining economic conditions, such as adjustable rate loans, short-term interest-only loans, and loans with amortization periods that differ from the maturity date (i.e., balloon payment loans). However, the Bank evaluates each customer’s creditworthiness based on the customer’s individual circumstances, and current and expected economic conditions, and underwrites and monitors each loan for associated risks. Loans made with exceptions to internal loan guidelines and those with loan-to-value ratios in excess of regulatory loan-to-value guidelines are monitored and reported to the Board of Directors on a monthly basis. The regulatory loan-to-value guidelines permit exceptions to the guidelines up to a maximum of 30% of total capital for commercial loans and exceptions for all types of real estate loans up to a maximum of 100% of total capital. As of September 30, 2010, the Bank has $9.2 million of loans which exceed the regulatory loan to value guidelines. This amount is within the maximum allowable exceptions to the guidelines. Of the $9.2 million of loans with exceptions to the regulatory loan to value guidelines, $7.4 million or 80% were not exceptions at the time the loans were made, but became exceptions upon reappraisal. Management routinely reappraises real estate collateral based on specific criteria and circumstances. If additional collateral is available, the Bank may require the borrower to commit additional collateral to the loan or take other actions to mitigate the Bank’s risk.

Note 6. Income taxes
The Company accounts for income taxes using a method whereby certain items of income and expense (principally provision for loan losses, depreciation, and prepaid expenses) are included in one reporting period for financial accounting purposes and another for income tax purposes. Refer to the notes to the Company’s consolidated financial statements for the year ended December 31, 2009 for more information. To date in 2010, the Company recorded an income tax benefit of $335,793 compared to tax benefit of $590,141 in the first three quarters of 2009. The primary reasons for the benefit in 2010 and 2009 is recording the future benefit of the net operating loss. As of September 30, 2010 management has evaluated its deferred tax items and does not believe that any require reserves as of September 30, 2010 because the majority relate to temporary differences associated with the allowance for loan losses. The Company also believes that its income tax filing positions taken or expected to be taken in its tax returns will more likely than not be sustained upon audit by the taxing authorities, and does not anticipate any adjustments that will result in a material adverse impact on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740, “Income Taxes”.

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

During the quarter ended September 30, 2010, there were no significant transfers of assets between categories.

Note 8. 8% Cumulative Perpetual Preferred Stock
During the third quarter of 2010, the Company offered up to $2,500,000 of 8% Series A Cumulative Perpetual Preferred Stock (“the Preferred”) to accredited investors and up to 35 non-accredited investors. The Preferred was offered by Company’s directors and executive officers, and no selling agents or underwriters were used. 1,038 shares of the Preferred were sold. Proceeds of the offering, net of offering expenses totaled $998,538. The Preferred is scheduled to pay a dividend quarterly.

Note 9. Evaluation of subsequent events
In accordance with the accounting standard regarding subsequent events, management performed an evaluation to determine whether or not there have been any subsequent events since the balance sheet date that would be required to be included in these financial statements and concluded that there were none.

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

The FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” in July, 2010.  This ASU amends Accounting standards Codification Topic 310, “Receivables”, and requires expanded disclosures about the credit quality of an entity’s loan, lease, and other financing receivables and its related allowance for credit losses. The ASU is effective for periods ending after December 31, 2010 for additional disclosures required as of the end of a reporting period. For disclosures about activity that occurs during a reporting period, the ASU is effective for interim and annual periods beginning after December 31, 2010. The Company is required to begin to comply with the disclosures in its financial statements for the year ended December 31, 2010. The ASU is not expected to have any impact on the Company’s financial position or operations.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which significantly changes the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act includes several provisions that will affect how community banks, thrifts, and small bank and thrift holding companies will be regulated in the future.  Among other things, these provisions abolish the Office of Thrift Supervision and transfer its functions to the other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, change the scope of federal deposit insurance coverage, and impose new capital requirements on bank and thrift holding companies.  The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks.  Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting originator compensation, minimum repayment standards, and pre-payments.  Management is actively reviewing the provisions of the Dodd-Frank Act and assessing its probable impact on our business, financial condition, and results of operations.

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

Congress enacted the Emergency Economic Stabilization Act of 2008 which, among other things, temporarily increased the maximum amount of FDIC deposit insurance from $100,000 to $250,000. The FDIC also implemented in October, 2008, a Transaction Account Liquidity Guarantee Program pursuant to which all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account. The program has been made law by the Dodd-Frank Act but will expire after December 31, 2012.

An unfortunate consequence of the difficulties that have beset the banking industry in the last two years has been a large increase in bank failures, which has led to substantial claims being made against the FDIC’s Deposit Insurance Fund.  In order to increase the amount in the Deposit Insurance Fund to reflect the increased risk of additional bank failures and insurance claims, the FDIC has raised its assessments on banks. The FDIC also required FDIC insured institutions to prepay the premiums for the years 2010, 2011, and 2012 on December 30, 2009.  There can be no assurance that additional payments in the form of special assessments or higher premiums will not be required in the future as the FDIC’s Deposit Insurance Fund absorbs losses resulting from failed institutions. The Bank expensed $92,371 for FDIC insurance premiums during the third quarter of 2010.

Additional governmental efforts to ameliorate the problems afflicting the banking industry have been adopted or proposed, or are being considered by Congress and various governmental entities.  In July 2010, Congress passed the Dodd-Frank Act, which will fundamentally overhaul the regulation of the financial services industry and impose extraordinary burdens on traditional banks. The bill raises many issues for banks and savings associations, the details of which remain to be drafted by regulatory agencies. The Company is presently unable to predict the impact of any such changes, although it appears that they are likely to increase operating expenses in the near term without creating completely offsetting benefits for community banks. However, one positive aspect of the legislation is that it permanently increased the FDIC’s deposit insurance limit to $250,000 per individual per institution for all types of deposit accounts.

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

The current outlook for the national economy in the United States remains very cautiously positive.  Even so, management expects that economic conditions will continue to adversely affect financial companies throughout the remainder of 2010 and possibly 2011. Specifically, unemployment is expected to remain high in the near term, and the real estate markets will only improve slowly. We will continue to monitor both the local and national economic conditions in an effort to minimize any negative impact on the Company.

Results of Operations for the Three Months Ended September 30, 2010 and 2009

Summary
The Company recorded a loss of $247,465 during the third quarter of 2010 or $ (.12) per share compared to a loss of $545,965 during the third quarter of 2009 or $(.25) per share, after giving effect to the five percent stock dividend (recorded as a stock split) declared in 2010.  The primary reason for the improvement was a decrease in the quarterly provision for loan losses and an improvement in the net interest margin. This was partially offset by the absence of mortgage loan origination fees in 2010 compared to the third quarter of 2009. The Bank experienced a net increase in noninterest expense for the quarter in 2010 compared to 2009. The increase related to expenses and write-downs associated with other real estate owned. The Company decreased its expenditures for salaries and benefits, premises and equipment expenses, and other expenses, but it had increased expenses for professional and regulatory fees.

Net Interest Income
Net interest income is the primary driver of net income for the Company. Net interest income is equal to the difference between interest income earned on the Company’s interest earning assets and the interest paid on its interest bearing liabilities. The Company’s net interest margin increased to 3.17% in the third quarter of 2010 from 2.63% in the third quarter of 2009. The primary reason for the increase in the net interest margin was a decrease in the average rate paid on interest bearing liabilities. For the quarter ended September 30, 2010 the Bank paid an average of 1.75% on interest bearing liabilities, compared with an average of 2.14% on interest bearing liabilities in the 2009 quarter. The decrease was primarily attributable to the replacement of maturing higher rate deposits with lower rate deposits.

The table below illustrates the average balances of interest earning assets and interest bearing liabilities and the resulting annualized yields and costs for the three month periods ended September 30, 2010 and 2009.

	September 30, 2010			September 30, 2009
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Investments	$27,146,989	$231,689	3.39%	$25,147,390	$267,048	4.21%
Federal Funds Sold	14,002,032	5,165	.15%	9,583,410	3,546	.15%
Loans, excluding nonaccruals	116,682,151	1,720,881	5.85%	131,176,743	1,722,059	5.21%

Total interest earning assets	157,831,172	1,957,735	4.92%	165,907,543	1,992,653	4.77%

Interest bearing transaction accounts	12,603,195	14,320	.45%	13,280,845	15,817	.47%
Savings and money market	50,524,150	180,400	1.42%	37,792,204	178,750	1.88%
Time deposits	74,324,647	369,131	1.97%	85,524,789	515,100	2.39%
Total interest bearing deposits	137,451,992	563,851	1.63%	136,597,838	709,667	2.06%
Customer repurchase agreements and Federal Funds purchased
	2,814,282	8,019	1.13%	3,672,218	16,089	1.74%
Borrowings from FHLB Atlanta	7,905,243	60,645	3.04%	9,507,173	62,747	2.62%
Broker repurchase agreements	5,000,000	44,517	3.53%	5,000,000	44,518	3.53%
Total interest bearing liabilities	$153,171,517	677,032	1.75%	$154,777,229	833,021	2.14%

Net interest income		$1,280,703			$1,159,632
Interest rate spread			3.17%			2.63%
Interest margin			3.22%			2.77%

The Bank, which accounts for all of the Company’s sensitivity to changes in interest rates, measures interest sensitivity using various methods. Using a static GAP measurement, which compares the amount of interest sensitive assets repricing within a one year time period as compared to the amount of interest sensitive liabilities repricing within the same time frame, the Bank’s sensitivity to changes in interest rates can be analyzed. This method does not take into account loan prepayments and other non-contractual changes in balances and the applicable interest rates, but it does give some information as to possible changes in net interest income that could be expected simply as a result of changes in interest rates. As of September 30, 2010, the Bank’s cumulative static GAP ratio was .59 through 12 months assuming all non-maturing deposits reprice immediately and that all securities reprice in the year of their maturity, without regard to calls or principal reductions on mortgage-backed securities. This indicates a liability-sensitive position as of September 30, 2010. However, this measurement is based on assumptions about the repricing of various accounts, which may not occur as they have been modeled. Assuming some non-maturing deposits reprice in periods other than the first twelve months, and accounting for principal reductions on mortgage-backed securities, the Bank’s cumulative static GAP ratio is .92 through 12 months.

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

Provision for loan losses
For the quarter ended September 30, 2010, the Company expensed $180,000 to the provision for loan losses. The Bank sets the allowance for loan loss levels in response to trends in the portfolio and the level of potential problem loans. During the quarter, charge-offs totaled $93,545 and there were no recoveries.

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

Noninterest income
The primary recurring drivers of noninterest income for the Company and the Bank are service charges on deposit accounts. Prior to the third quarter of 2009, mortgage loan origination fees also played an important role. For the three months ended September 30, 2010, the Company earned $133,580 in service charges on deposit accounts compared to $154,258 for the same period in 2009. During the turmoil in the residential mortgage markets over the last 18 months when national mortgage lenders changed or deleted programs and tightened credit standards and when the appraisal process became time-consuming and difficult, mortgage origination fees declined. The Company temporarily suspended its conventional mortgage origination department in the fourth quarter of 2009. When the market for conventional mortgages returns, management plans to reevaluate the possibility of offering long-term mortgage loans to its customers. Mortgage loan origination fees in the third quarter of 2009 were $25,781 and there were none in the third quarter of 2010. Other noninterest income was relatively unchanged in the third quarter of 2010 at $57,930 compared to $59,991 for the third quarter of 2009. The Company incurred losses on the sale of foreclosed properties in the third quarter of 2010 in the amount of $39,506, as compared to losses of $10,616. In 2009 the Company had losses on repossessed collateral sales of $10,616 during the third quarter of 2009.

Noninterest expense
Noninterest expense totaled $1.6 million for the three months ended September 30, 2010 and $1.3 million for the three months ended September 30, 2009. Expense related to other real estate owned increased $444,485 in the third quarter of 2010 over the 2009 third quarter levels, primarily due to write-downs of values of four properties owned as a result of foreclosure. The write-downs totaled $412,705 during the third quarter. The remainder of the other real estate expense of $482,850 is related to other costs associated with maintaining the properties owned by the bank. As other real estate is sold, these expenses are expected to decline. The increase was partially offset by a $42,477 decrease in salaries and employee benefits and a decrease of $116,732 in other expense. The decrease in other expenses was primarily related to a decrease in loan expenses. Loan expenses include costs associated with loan collections prior to receiving title to any foreclosed collateral. Expenses following foreclosure are included in other real estate owned expenses. Professional and regulatory fees increased as a result of increases in deposit insurance premiums and regulatory fees.

Results of Operations for the Nine Months Ended September 30, 2010 and 2009

Summary
The Company’s net loss for the nine months ended September 30, 2010 was $510,340 or ($.24) per share, compared to a loss of $986,225 or ($.45) per share for the nine months ended September 30, 2009 (including the effect of the five percent stock dividend declared in 2010, which was recorded as a stock split). The decrease in the net loss is due to improvements in the net interest margin and a decrease in the provision for loan losses, partially offset by lower noninterest income and higher noninterest expense.

Net Interest Income
Net interest income was $3.9 million in the first nine months of 2010 compared to $3.4 million for the nine months ended September 30, 2009. The increase was the result of improvements in the Bank’s net interest margin. The greatest positive impact on the Bank’s interest margin was a result of decreases in rates paid on interest-bearing liabilities.  Average rates paid on interest bearing liabilities decreased by 51 basis points to 1.82% from 2.33%. The decrease was primarily attributable to replacement of maturing higher rate deposits with lower rate deposits.

The Bank’s interest earning assets decreased slightly over September 30, 2009 levels. The primary reductions were in loans receivable. The average rate earned on all interest earning assets for the nine months ended September 30, 2010 was 4.96% compared to 4.91% for the nine months ended September 30, 2009.

The table below illustrates the average balances of interest earning assets and interest bearing liabilities and the resulting annualized yields and costs for the nine month periods ended September 30, 2010 and 2009.

September 30, 2010			September 30, 2009
Average Balance	Interest Earned	Average Yield/Cost	Average Balance	Interest Earned	Average Yield/Cost

Investments	$27,574,716	$732,351	3.55%	$22,434,970	$757,071	4.51%
Federal Funds Sold	12,466,917	12,227	.13%	9,648,247	10,880	.15%
Loans	122,088,939	5,265,757	5.77%	131,215,566	5,230,366	5.33%
Total interest earning assets	162,130,572	6,010,335	4.96%	163,298,783	5,998,317	4.91%

Interest bearing transaction accounts	12,885,171	44,663	.46%	13,116,268	58,784	.60%
Savings and money market accounts	50,233,872	588,388	1.57%	30,792,513	435,538	1.89%
Time deposits	77,324,499	1,180,359	2.04%	87,898,317	1,731,222	2.63%

Total interest bearing deposits	140,443,542	1,813,410	1.73%	131,807,098	2,225,544	2.26%
Customer repurchase agreements and Federal Funds Purchased	2,841,276	30,424	1.43%	3,959,807	62,257	2.10%
Advances from FHLB	8,511,470	160,653	2.52%	8,153,049	174,780	2.87%
Broker repurchase agreements	5,000,000	132,585	3.55%	5,000,000	132,102	3.53%
Total interest bearing liabilities	$156,796,288	2,137,072	1.82%	$148,919,954	2,594,683	2.33%

Net interest income		$3,873,263			$3,403,634
Interest rate spread			3.13%			2.58%
Interest margin			3.19%			2.79%

Provision for loan losses
The amount of the Company’s provision for loan losses for the nine months ended September 30, 2010 was $1,080,000 compared to $2,025,000 for the nine months ended September 30, 2009. Charge-offs totaled $857,452 during the first nine months of 2010 compared to $1,681,436 for the first nine months of 2009. As of September 30, 2010 there were 27 loans past due over 30 days, as compared with 50 loans past due more than 30 days as of September 30, 2009. These numbers include 13 loans on nonaccrual in 2010 and 31 loans on nonaccrual in 2009. Recoveries totaled $500 as of September 30, 2009. See “Balance Sheet Review- Loans” for additional information on the Company’s loan portfolio and allowance for loan losses.

Noninterest income
Noninterest income for the nine months ended September 30, 2010 was $412,807 compared to $712,434 for the nine months ended September 30, 2009. As discussed above, mortgage loan origination fees declined year over year due to the closure of the department in the fourth quarter of 2009. Mortgage origination fees were $136,843 in the first nine months of 2009 and there were none in 2010. Other income in the first nine months of 2009 also included a gain on the sale of an available for sale security in the amount of $52,300. Losses on repossessed collateral increased in the 2010 period to $138,649 from $35,369 in the first nine months of 2009. Other real estate owned totaled $8.3 million as of September 30, 2010 and $6.7 million as of December 31, 2009. As nonperforming loans have moved through the foreclosure process, the Company has listed the properties for sale with professional real estate agents at market prices. The Company has sold assets totaling over $3.6 million in 2010. Due to the significant costs associated with holding properties for long periods of time, the Company has chosen to sell properties if possible, even if a loss is incurred after selling costs are paid. Thus additional losses on sales of other real estate owned are possible. The Company continues to evaluate the real estate market and the holding costs associated with each property, and may incur losses on sales in the future in order to avoid holding costs and higher levels of nonperforming assets.

Noninterest expense
Total noninterest expense for the nine months ended September 30, 2010 and 2009 were $4.1 million and $3.7 million, respectively. However, the composition of noninterest expense changed in 2010 compared to 2009. Salaries decreased $123,629 or 6.8% in the first nine months of 2010 compared to 2009 levels. The decrease reflects the decrease in commissions paid to mortgage loan officers as well as retirements, partially offset by annual salary increases and increases in the cost of providing benefits. Other expenses year to date in 2010 decreased by 14.5% in comparison to the first nine months of 2009. Other expense includes the costs of foreclosure prior to acquisition of title to foreclosed assets, including reappraisal costs that cannot be passed on to a customer, loan-related legal expenses, and property taxes paid prior to gaining title to real estate or other collateral. Increases in other real estate owned expenses offset declines in other noninterest expense categories as the cost to maintain properties acquired in foreclosure climbed. These expenses, including write-downs of value totaled $703,989 for the first nine months of 2010, compared to $57,002 for the first nine months of 2009. As the number of properties sold exceeds the number of properties foreclosed over the next twelve months, the costs are expected to decline.

Balance Sheet Review
Investments

At September 30, 2010, the Bank held available for sale securities with a fair value of $25.4 million and other investments with an amortized cost of $1.1 million. Available for sale securities include government sponsored enterprise bonds, mortgage-backed securities, and municipal bonds. The fair values of the Company’s available for sale investments, other than municipal bonds, are measured on a recurring basis using quoted market prices in active markets for identical assets and liabilities (“Level 1 inputs” under FASB ASC 820). Due to the lower level of trading activity in municipal bonds, the fair market values of these investments are measured based on other inputs such as inputs that are observable or can be corroborated by observable market data for similar assets with substantially the same terms (“Level 2 inputs” under FASB ASC 820). We obtain our fair value information via our bond accounting vendor. This vendor obtains municipal bond market pricing from Interactive Data, a provider of third-party financial market data. The Company does not adjust market pricing received from this vendor, but we do request that a qualified analyst review each municipal bond in the portfolio to determine if any other information is available that would call into question the market values used.

Other investments include stock in the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank. These stocks are held at amortized cost because they have no quoted market value and have historically been redeemed at par value. However, there can be no assurance that these stocks will, in fact, be redeemed at cost in the future.

As of September 30, 2010, investments available for sale had a net unrealized gain of $862,856. As of September 30, 2010, we held one investment in an unrealized loss position.

Loans
The following table summarizes the composition of our loan portfolio.

	September 30, 2010		December 31, 2009

	Amount	% of Loans	Amount	% of Loans
Commercial and industrial	$12,543,573	10.0%	$13,418,581	9.8%
Real Estate – construction	45,810,758	36.7	53,827,245	39.1
Real Estate – mortgage
1-4 family residential	20,333,211	16.3	23,284,692	16.9
Nonfarm, nonresidential	42,203,726	33.8	41,810,020	30.3
Multifamily residential	1,799,180	1.4	2,520,201	1.8
Consumer installment	694,396	.6	1,346,807	1.0
Other Loans	1,438,004	1.2	1,555,705	1.1
Total Loans	124,822,848	100.0%	137,763,251	100.0%
Less allowance for loan losses	(2,917,885)		(2,695,337)
Net Loans	$121,904,963		$135,067,914

Activity in the allowance for loan losses for the first nine months of 2010 and 2009 is presented below.

	Nine months ended September 30, 2010	Nine months ended September 30, 2009

Allowance for loan losses, beginning of year	$2,695,337	$1,698,563
Provision for losses	1,080,000	2,025,000
Charge-offs	(857,452)	(1,681,436)
Recoveries	-	500
Allowance for loan losses, end of period	$2,917,885	$2,042,627

	As of or for the nine	As of or for the nine
	months ended	months ended
	September 30, 2010	September 30, 2009
Nonperforming loans to gross loans at end of period	7.63%	5.71%
Net charge-offs to average loans outstanding	(.66%)	(1.22%)
Net charge-offs to loans at end of period	(.69%)	(1.20%)
Allowance for loan losses to average loans	2.23%	1.48%
Allowance for loan losses to loans at end of period	2.34%	1.45%
Net charge-offs to allowance for loan losses	(29.39%)	(82.29%)
Net charge-offs to provision for loan losses	(79.39%)	(83.00%)

Charge-offs totaled $857,452 for the first nine months of 2010. Of the total net charge-offs in 2010, 80.9% related to construction loans, and 19.1% related to other loan types. Nonperforming loans as a percentage of loans outstanding increased over September 2009 levels. However, the number of nonperforming loans has decreased and the outstanding balance of loans also decreased by 11.2% in 2010.

Loans which management identifies as impaired generally will be nonperforming loans or restructured loans. Nonperforming loans include nonaccrual loans or loans which are 90 days or more delinquent as to principal or interest payments. As of September 30, 2010, the Bank had nonaccrual loans of $9.5 million representing 13 loans, a decrease of $219,564 from December 31, 2009. With the exception of one loan in the amount of $1.0 million, these loans are secured by real estate. In addition to loans on nonaccrual, as of September 30, 2010, management considers another $269,913 of loans impaired. Management routinely assesses the collateral and other circumstances associated with impaired loans in an effort to determine the amount of potential impairment. These loans are currently being carried at management’s best estimate of net realizable value, although no assurance can be given that no further losses will be incurred on these loans until the collateral has been acquired and liquidated or other arrangements can be made.  The foreclosure process is lengthy (generally a minimum of six months and often much longer), so loans may be on nonaccrual status for a significant time period prior to moving to other real estate owned and sold. As soon as the amount of impairment is estimable, the amount of principal impairment is generally charged against the allowance for loan losses. However, until losses and selling costs can be estimated via appraisal or other means, a portion of the allowance may be allocated to specific impaired loans. The timing of the appraisal varies from loan to loan depending on the Bank’s ability to access the property.  As of September 30, 2010 the allowance for loan losses included approximately $402,913 of reserves specifically related to impaired loans.

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

Management identifies and maintains a list of potential problem loans. These are loans that are not included in nonaccrual status or impaired loans. A loan is added to the potential problem list when management becomes aware of information about possible credit problems of borrowers that causes serious doubts as to the ability of such borrowers to comply with the current loan repayment terms. These loans are designated as such in order to be monitored more closely than other credits in the Bank’s portfolio. There were loans in the amount of $2.9 million that have been determined by management to be potential problem loans at September 30, 2010. These loans are generally secured by real estate, and in many cases have been reappraised. Should potential problem loans become impaired, management will charge-off any impairment amount as soon as the amount of impairment can be determined.

Other real estate owned

As of September 30, 2010 the Company held other real estate owned as a result of foreclosures totaling $8.3 million representing 43 properties. Of the total recorded amount, $1.8 million relates to 6 commercial properties or commercial lots. The remainder represents 37 residential properties or lots. If, at the time of foreclosure, the fair value is determined to be lower than the Company’s recorded investment, a charge-off is recorded at that time. If an appraisal is available, the appraisal will be used to estimate fair value. If an appraisal is not available or management determines that fair value of the collateral is further impaired below the appraised value and there is not an observable market price, the Company records the impaired loan as determined by Level 3 inputs as defined by FASB ASC 820. If the property has been held for longer than one year, the Company’s policy is to arrange for an updated appraisal, unless the circumstances of the property indicate that an appraisal is not necessary. If a property is determined to be over-valued upon appraisal, the excess is charged to expense. At September 30, 2010, approximately $500,000 of other real estate was under contract for sale.

Other assets

As of September 30, 2010 other assets included accrued interest receivable on loans and investment securities available for sale totaling over $621,900, deferred tax assets of approximately $997,600, prepaid expenses of approximately $933,300 and several miscellaneous items. Prepaid expenses include $735,000 of FDIC premiums for 2010 through 2012 that were required to be prepaid to the FDIC in December 2009. See Note 6 to the unaudited consolidated financial statements above for additional information related to income taxes.

Deposits

The following table shows the average balance amounts and the average rates we paid on deposits for the nine months ended September 30, 2010 and 2009.

	Average Deposits
	Nine months ended September 30, 2010		Nine months ended September 30, 2009
	Amount	Rate	Amount	Rate

Noninterest bearing demand	$11,609,719	-%	$10,897,772	-%
Interest bearing transaction accounts	12,885,171	.46%	13,116,268	.60%
Savings and money market	50,233,872	1.57%	30,792,513	1.89%
Time deposits	77,324,499	2.04%	87,898,317	2.63%
Total average deposits	$152,053,261		$142,704,870

Included in total deposits as of September 30, 2010 were $26.4 million of deposits considered to be brokered deposits based on regulatory definitions. These deposits come from a variety of sources, and are generally fully insured by FDIC. The Company uses brokered deposits to fund various maturities that may not be attractive to customers in the local market area or to supplement local time deposits when interest rates offered locally are higher than interest rates on similar products in other markets. Pursuant to a formal agreement the Bank entered into with the Office of the Comptroller of the Currency (“OCC”) on May 12, 2010, we are currently required to obtain a determination of no supervisory objection from the OCC prior to accepting or renewing brokered deposits.

Borrowings

The Bank’s outstanding borrowings are described in the following table. The amounts listed as broker repurchase agreements are collateralized borrowings from other institutions. Retail repurchase agreements with the Bank’s customers are not included in the table below.

Borrowings at or for the nine months ended September, 2010

	Ending Balance	Period- End Rate	Maximum Month-end Balance	Average Balance	Weighted Average Rate Paid
Federal Home Loan Bank advances	$6,630,047	2.41%	$9,730,602	$8,511,470	2.52%
Broker repurchase agreements	$5,000,000	3.48%	$5,000,000	$5,000,000	3.55%

Of the $6.6 million of FHLB advances outstanding, $4.0 million mature in January, 2011, and $630,047 are principal reducing credits with final maturities in 2013 through 2015. The final $2.0 million is a convertible advance with a final maturity in 2018.

Of the $5.0 million of broker repurchase agreements outstanding, $2.0 million has a final maturity in January, 2013 and $3.0 million has a final maturity in January, 2015. Both are callable, quarterly, beginning on January 10, 2010 and January 15, 2012, respectively.

Estimated Fair Value of Financial Instruments

The estimated fair values of the Company's financial instruments were as follows:

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Cash and due from banks	$9,847,163	$9,847,163	$4,369,596	$4,369,596
Federal funds sold	5,120,000	5,120,000	1,670,000	1,670,000
Investment securities	26,521,343	26,521,343	30,044,193	30,044,193
Loans, gross	124,822,848	126,210,319	137,763,251	139,365,487
Cash surrender value of life insurance policies	1,891,312	1,891,312	1,838,663	1,838,663
Financial Liabilities
Deposits	147,480,372	148,260,504	152,381,274	150,540,716
Customer repurchase agreements	2,779,057	2,850,558	3,257,002	3,354,199
Borrowings from FHLB	6,630,047	6,832,307	9,743,172	9,925,595
Broker repurchase agreements	5,000,000	5,128,743	5,000,000	5,182,105

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

	September 30, 2010
	Total	Level 1	Level 2	Level 3
Investment securities, recurring	$26,521,343	$18,972,270	$6,459,923	$1,089,150
Other real estate owned, nonrecurring	$8,340,361	$-	$-	$8,340,361
Impaired loans, nonrecurring	$9,791,404	$-	$-	$9,791,404
	September 30, 2009
	Total	Level 1	Level 2	Level 3
Investment securities, recurring	$25,638,960	$17,693,780	$6,803,130	$1,142,050
Other real estate owned, nonrecurring	$4,848,984	$-	$-	$4,848,984
Impaired loans, nonrecurring	$16,529,460	$-	$-	$16,529,460

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of liabilities. The Company manages both assets and liabilities to achieve appropriate levels of liquidity. Cash and short-term investments are the Company’s primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. The investment portfolio is the Company’s principal source of secondary asset liquidity. However, the availability of this source of funds is influenced by market conditions. Individual and commercial deposits and borrowings are the Company’s primary source of funding for credit activities. The Company has a line of credit with the FHLB of Atlanta. The FHLB line is based on the availability of eligible collateral, with a maximum borrowing capacity of 10% of Bank assets. The Bank currently has $6.6 million borrowed under the FHLB line. Approximately $11.5 million is available under the FHLB line, assuming adequate collateral is available for pledging. Management believes that the Company’s liquidity sources are adequate to meet its operating needs.

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

At September 30, 2010, the Bank had issued commitments to extend credit of $13.6 million through various types of lending arrangements and overdraft protection arrangements. Of that amount, approximately $7.0 million was undisbursed amounts of closed-end loans, $1.1 million was related to unused overdraft protection, and approximately $5.5 million was related to lines of credit. The Bank also had standby letters of credit outstanding of approximately $726,000 at September 30, 2010. An immaterial amount of fees were collected related to these commitments and letters of credit during the three-month period ended September 30, 2010. Historically many of these commitments and letters of credit expire unused, and the total amount committed as of September 30, 2010 is not necessarily expected to be funded.

The Bank offers an automatic overdraft protection product to checking account customers. Each qualified account with the automatic overdraft protection feature can have up to $500 of paid overdrafts. Unused overdraft protection was $1.1 million as of September 30, 2010, the majority of which is not expected to be utilized. As of September 30, 2010, accounts in overdraft status totaled $20,118.

Capital Resources

The capital base for the Company increased by $941,963 for the first nine months of 2010. This was due to sale of preferred stock, stock based compensation activity, and increases in accumulated other comprehensive income, partially offset by net losses. Stock based compensation activity includes the impact of accounting requirements on unexercised options. The Company’s ending equity to asset ratio was 10.45% as of September 30, 2010.

The following table details return on average assets (net income divided by average total assets, annualized in 2010), return on average equity (net income divided by average total equity, annualized in 2010), the ratio of average equity to average assets and the Dividend Payout Ratio (dividends paid divided by net income) as of and for the nine months ended September 30, 2010 and as of and for the year ended December 31, 2009. The annualized return on assets and return on equity for the first nine months of 2010 have improved compared to return on assets and return on equity for the year ended December 31, 2009. However, annualized results for the first nine months of 2010 may not be indicative of actual annual results for 2010.

	Nine- month period ended September 30, 2010	Year ended December 31, 2009
	(annualized)
Return on average assets	(.36%)	(.75%)
Return on average equity	(3.73%)	(7.21%)
Ratio of average equity to average assets	9.78%	10.42%
Dividend payout ratio	-%	-%

The FDIC has established guidelines for capital requirements for banks. As of September 30, 2010, the Bank is considered well capitalized based on the capital levels that are required to be maintained according to FDIC guidelines as shown in the following table.

Capital Ratios	Actual		Well Capitalized Requirement		Adequately Capitalized Requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2010:	(Dollars in thousands)
Total capital to risk weighted assets	$19,168	13.4%	$14,271	10.0%	$11,417	8.0%
Tier 1 capital to risk weighted assets	$17,370	12.2%	$8,563	6.0%	$5,709	4.0%
Tier 1 capital to average assets	$17,370	9.5%	$9,187	5.0%	$7,350	4.0%

As of December 31, 2009:
Total capital to risk weighted assets	$19,730	12.8%	$15,458	10.0%	$12,366	8.0%
Tier 1 capital to risk weighted assets	$17,788	11.5%	$9,274	6.0%	$6,183	4.0%
Tier 1 capital to average assets	$17,788	9.2%	$9,627	5.0%	$7,702	4.0%

In addition to the FDIC requirements shown above, the Bank is currently required to maintain individual minimum capital ratios by the OCC. Those required ratios are: Total capital to risk weighted assets- 12.0%; Tier 1 capital to risk weighted assets – 11.0%; and Tier 1 capital to average assets- 9.0%.

The Federal Reserve has also established guidelines for capital requirements for bank holding companies that are similar to the FDIC’s guidelines for banks. At September 30, 2010 the Company exceeded all of the minimum requirements of the Federal Reserve guidelines.

Regulatory Actions

The Company has entered into a memorandum of understanding with the Federal Reserve Bank of Richmond (“FRB”). The memorandum of understanding requires the Company to seek permission from the FRB before it takes certain actions such as payment of cash dividends, redemption of outstanding stock, etc. The Company believes it is in compliance with the memorandum of understanding with the FRB as of September 30, 2010.

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

                   Cornerstone Bancorp
                      (Registrant)

By:      s/J. Rodger Anthony                                 Date: November 12, 2010
       J. Rodger Anthony
       Chief Executive Officer

By:      s/Jennifer M. Champagne                          Date: November 12, 2010
       Jennifer M. Champagne
       Senior Vice President and Chief Financial Officer
       (Principal Financial Officer)