Form 10-K
period 2010-12-31
CORNERSTONE BANCORP/SC
filed 2011-03-30
CIK 1087455

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010	File Number 000-51950

CORNERSTONE BANCORP
(Exact name of registrant as specified in its Charter)

South Carolina	57-1077978
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

1670 East Main Street, Easley, South Carolina 29640
(Address of Principal Executive Office, Zip Code)

Registrant’s Telephone Number, Including Area Code: (864) 306-1444

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K  or any amendment to this Form 10-K.    [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

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
Yes   [   ]    No [X]

The aggregate market value of the voting Common Stock held by non-affiliates computed by reference to the average of the most recent trade prices of the Common Stock reported on the OTC Bulletin Board as of June 30, 2010, the last day of the registrant’s most recently completed second fiscal quarter, was approximately $6,592,405. The issuer has no non-voting common equity outstanding.  For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

As of March 10, 2011, there were 2,210,769 shares of the registrant’s Common Stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of the Registrant’s 2010 Annual Report to Shareholders are incorporated by reference into Part II of this Form 10-K.
(2)	Portions of the Registrant’s 2011 Proxy Statement are incorporated by reference into Part III of this Form 10-K.

10-K CROSS REFERENCE INDEX

CAUTIONARY NOTICE WITH RESPECT TO FORWARD LOOKING STATEMENTS

Statements included in this report which are not historical in nature are intended to be, and are hereby identified as “forward looking statements” for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “estimate,” “project,” “intend,” “expect,” “believe,” “anticipate,” “plan,” “may,” “will,” “should,” “could,” “would,” “assume,” “indicate,” “contemplate,” “seek,” “target,” “potential,” and similar expressions identify forward-looking statements. The Company cautions readers that forward looking statements, including without limitation, those relating to the Company’s new offices, future business prospects, revenues, working capital, adequacy of the allowance for loan losses, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ from those indicated in the forward looking statements, due to several important factors identified in this report, among others, and other risks and factors identified from time to time in the Company’s other reports filed with the Securities and Exchange Commission.

These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and assumptions made by management. Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies, and objectives concerning the Company’s future financial and operating performance. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict, particularly in light of the fact that the Company is a relatively new company with limited operating history. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements. The risks and uncertainties include, but are not limited to:

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

•	the effect of agreements with regulatory authorities, which restrict various activities and impose additional administrative requirements without commensurate benefits;

•	changes in requirements of regulatory authorities;

•	changes in accounting policies, rules, and practices;

•	cost and difficulty of implementing changes in technology or products;

•	loss of consumer confidence and economic disruptions resulting from terrorist activities;

•	ability to weather the current economic downturn;

•	loss of consumer or investor confidence; and

•	other factors and information described in this report and in any of the other reports we file with the Securities and Exchange Commission under the Securities Act of 1934.

All forward-looking statements are expressly qualified in their entirety by this cautionary notice. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this report might not occur.

WEBSITE REFERENCES

References to our Bank’s website included in, or incorporated by reference into, this report are for information purposes only, and are not intended to incorporate our website by reference into this report.

PART I
Item 1.    Business.

General

Cornerstone Bancorp (the “Company”) is a South Carolina corporation incorporated in 1999. The Company is a bank holding company with no operations other than those carried on by its wholly owned subsidiary, Cornerstone National Bank (the “Bank”).  The Bank was organized in 1999 and conducts a general banking business under a national bank charter granted by the Office of the Comptroller of the Currency of the United States (the “OCC”) pursuant to the National Bank Act.  The Bank conducts its activities from its main office in the City of Easley in Pickens County, South Carolina, which opened in September, 1999, and from a branch office located in the Berea area of Greenville County, South Carolina, which opened in August, 2002, and from a branch office in the Powdersville/Piedmont area of Anderson County, South Carolina, which opened in July 2005. In 2004, our bank established a wholly owned subsidiary, Crescent Financial Services, Inc. (“Crescent”), which is an insurance agency that has not yet engaged in any significant operations.

The Bank’s primary market areas are the city of Easley, South Carolina and the immediately surrounding areas of Pickens County, the Berea area of Greenville County, and the Powdersville and Piedmont areas of Anderson County, and contiguous areas. Pickens County is included in the Greenville, South Carolina Metropolitan Statistical Area (the “Greenville MSA”). Anderson County is part of the Anderson, South Carolina MSA.

The Bank’s business primarily consists of accepting deposits and making loans. The Bank seeks deposit accounts from households and businesses in its primary market areas by offering a full range of savings accounts, retirement accounts, checking accounts, money market accounts, and time certificates of deposit. It also makes commercial, real estate and installment loans, primarily on a secured basis, to borrowers in the Upstate area of South Carolina and makes other authorized investments. The Bank offers both in-house and, when market conditions reasonably allow, brokered conventional residential mortgage loans. Brokered loans are funded by a third party investor.  The Bank stopped making brokered residential mortgage loans in November 2009 because of difficulties created by current market conditions in brokering such loans to third party investors.  The Bank plans to reevaluate offering conventional 30- and 15-year mortgage loans when the housing and mortgage lending markets stabilize.  The Bank does not hold any mortgage loans for sale.

As of December 31, 2010, the Bank employed 35  people.

Competition

South Carolina law permits statewide branching by banks and savings and loan associations.  Consequently, many financial institutions have branches located in several communities.  According to the FDIC Summary of Deposits at June 30, 2010, in addition to the Bank, 10 commercial banks and two savings institutions operate branches in Pickens County. In addition to the Bank, 28 commercial banks and five savings institutions operate branches in Greenville County. In addition to the Bank, 19 commercial banks and one savings institution operate branches in Anderson County. The principal areas and methods of competition in the banking industry are the services offered, pricing of those services, the convenience and availability of the services, and the degree of expertise and personal manner with which those services are offered.

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

SERVICES OF THE BANK
Deposits

The Bank offers the full range of deposit services typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, retirement accounts (including Individual Retirement Accounts), and savings and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit.  The transaction accounts and time certificates are tailored to the principal market area at rates competitive with those offered in the area. All deposit accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the maximum amount permitted by law. The Bank solicits these accounts from individuals, businesses, associations and organizations, and government authorities.

Lending Activities

The Bank offers a range of lending services, including, commercial loans, consumer loans, and real estate mortgage loans.  To address the risks inherent in making loans, management maintains an allowance for loan losses based on, among other things, an evaluation of the Bank’s loan loss experience, management’s experience at other financial institutions in the market area, the amount of and trends in past due and nonperforming loans, current and anticipated economic changes and the values of loan collateral. Based upon such factors, management makes various assumptions and judgments about the ultimate collectibility of the loan portfolio and provides an allowance for potential loan losses based upon a percentage of the outstanding balances and specific loans. However, because there are certain risks that cannot be precisely quantified, management’s judgment of the allowance is necessarily approximate and imprecise. The adequacy and methodology of the allowance for loan losses is also subject to regulatory examination.

Real Estate Loans

One of the primary components of the Bank’s loan portfolio is loans secured by first or second mortgages on residential and commercial real estate. These loans generally consist of short to mid-term commercial real estate loans, construction and development loans and residential real estate loans (including home equity and second mortgage loans).  Interest rates may be fixed or adjustable and the Bank frequently charges an origination fee. The Bank seeks to manage credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio at origination, established by independent appraisals, does not exceed 80%. In addition, the Bank generally requires personal guarantees of the principal owners of the property. The loan-to-value ratio at origination for first and second mortgage loans generally does not exceed 80%, and for construction loans, generally does not exceed 75% of cost. The Bank employs a reappraisal policy to routinely monitor real estate collateral values on real estate loans where the repayment is dependent on sale of the collateral. In addition, in an effort to control interest rate risk, long term residential mortgages are not originated for the Bank’s portfolio.

The principal economic risk associated with all loans, including real estate loans, is the creditworthiness of the borrowers. The ability of a borrower to repay a real estate loan depends upon a number of economic factors, including employment levels and fluctuations in the value of real estate. In the case of a real estate construction loan, there is generally no income from the underlying property during the construction period, and the developer’s personal obligations under the loan are typically limited. In the case of a real estate purchase loan that is not fully amortized, the borrower may be unable to repay the loan at the end of the loan term and thus may be forced to refinance the loan at a higher interest rate, or, in certain cases, the borrower may default as a result of its inability to refinance the loan. Each of these factors increases the risk of nonpayment by the borrower.

In 2007, the Company increased real estate construction loans approximately 60%. This segment of the Bank’s business is managed in specific ways in order to minimize the risks normally associated with construction lending. Management requires lending personnel to visit job sites, maintain frequent contact with borrowers and arrange for third-party inspections of completed work prior to issuing additional construction loan draws. As a result of the real estate crisis in the Bank’s markets throughout 2009, the Bank tightened underwriting standards. The Bank’s loan policy now contains specific minimum net worth requirements for borrowers, minimum debt coverage ratios, and for loans to construct single family residential properties, written contracts with the end purchaser that contain significant consequences to the purchaser for terminating the contract.

The Bank faces additional credit risks to the extent that it engages in making adjustable rate mortgage loans (“ARMs”). In the case of an ARM, as interest rates increase, the borrower’s required payments increase, thus increasing the potential for default. The marketability of all real estate loans, including ARMs, is also generally affected by the prevailing level of interest rates.

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

The risks associated with commercial loans vary with many economic factors, including the economy in the Bank’s market areas. The well-established banks in the Bank’s market areas make proportionately more loans to medium- to large-sized businesses than the Bank makes. Many of the Bank’s commercial loans are made to small- to medium-sized businesses, which are not only smaller, but may have shorter operating histories and less sophisticated record keeping systems than larger entities. As a result, these smaller entities may be less able to withstand adverse competitive, economic and financial conditions than larger borrowers. In addition, because payments on loans secured by commercial property generally depend to a large degree on the results of operations and management of the properties, repayment of such loans may be subject, to a greater extent than other loans, to adverse conditions in the real estate market or the economy.

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

Consumer loans generally involve more credit risks than other loans because of the type and nature of the underlying collateral or because of the absence of any collateral.  Consumer loan repayments are dependent on the borrower’s continuing financial stability and are likely to be adversely affected by job loss, divorce and illness.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the case of default.  In most cases, any repossessed collateral will not provide an adequate source of repayment of the outstanding loan balance.  Although the underwriting process for consumer loans includes a comparison of the value of the security, if any, to the proposed loan amount, the Bank cannot predict the extent to which the borrower’s ability to pay, and the value of the security, will be affected by prevailing economic and other conditions.

Other Services

The Bank participates in a regional network of automated teller machines that may be used by Bank customers in major cities throughout the Southeast.  The Bank offers both VISA and MasterCard brands of credit and debit cards together with related lines of credit. The lines of credit may be used for overdraft protection as well as pre-authorized credit for personal purchases and expenses. Credit cards are underwritten and funded by a third party provider. The Bank also provides stored value cards, direct deposit of payroll and social security checks, and automatic drafts for various accounts, but does not currently provide international or trust banking services, other than foreign currency exchange through a correspondent bank. The Bank offers an Internet banking product accessible via the Bank’s custom website at www.cornerstonenatlbank.com.  The interactive banking product includes an electronic bill payment service that allows customers to make scheduled and/or recurring bill payments electronically. The Bank also offers remote check deposit services to commercial and small business customers. The Bank also offers merchant and other business related services to its commercial customers.

Until November 2009, the Bank had a residential mortgage loan department with a highly experienced staff qualified to make many types of residential mortgage loans. In an effort to control interest rate risk, long term residential mortgages were underwritten and funded by, and closed in the name of, third party lenders. Since the third quarter of 2007, some of the third party lenders that offer long term residential mortgages to the Bank’s customers no longer offered certain lending programs, or tightened credit standards in response to the crisis in the sub-prime segment of the mortgage lending market. As a result, there was a significant decrease in the volume of residential mortgages processed by the Bank’s mortgage lending staff. In November 30, 2009 the Bank determined that the volume of mortgage loans had decreased so much that it would be prudent to discontinue offering longer term mortgage loans. When the market for long term mortgages appears to have stabilized, management plans to reevaluate the possibility of offering long term residential mortgages.

Asset and Liability Management

The Bank’s primary earning assets consist of the loan portfolio and investment portfolio.  Management generally makes efforts to match maturities and rates of loans and the investment portfolio with those of deposits, although exact matching is not possible.  The majority of the Bank’s securities investments are in marketable obligations of government sponsored enterprises and state and municipal governments, generally with varied maturities.

Long-term loans are priced primarily to be interest-rate sensitive with only a portion of the Bank’s portfolio of long-term loans at fixed rates. Such fixed-rate loans generally do not have maturities longer than fifteen years, except in exceptional cases.

Deposit accounts represent the majority of the Bank’s liabilities. These include transaction accounts, savings and money market accounts and certificates of deposit. The maturities or repricing horizons of the majority of interest-sensitive accounts are 12 months or less.

Additional Information

For additional information about the business of the Company and the Bank, see Item 7- “Management’s Discussion and Analysis or Plan of Operation.”

Offices
The Company’s and Bank’s main office is located at 1670 East Main Street in Easley, South Carolina. The Bank also maintains full-service branch locations at 45 Farrs Bridge Road in the Berea area of Greenville, South Carolina and at 11000 Anderson Highway in the Powdersville area of Piedmont, South Carolina. An operations center is located at 1664 East Main Street in Easley, South Carolina. The Company owns all of these properties and believes they are well-suited to the banking business.

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

General

The Company and the Bank operate in a highly regulated environment, and their business activities are governed by statute, regulation, and administrative policies, and supervised by a number of federal regulatory agencies, including the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the OCC, and the FDIC.  The Company is also subject to limited regulation by the South Carolina State Board of Financial Institutions.  The following discussion summarizes some of the relevant aspects of the laws and regulations that affect the Company and the Bank.  It is important to note that these laws and regulations are intended primarily for the benefit and protection of the Bank’s depositors and the Depository Insurance Fund, and not for the protection of the Company’s shareholders or creditors.   Proposals to change the laws and regulations that govern the banking industry are frequently raised in Congress, state legislatures, and various bank regulatory agencies, and such proposals have significantly increased in the wake of the recent financial crisis.

Furthermore, financial institutions are being subjected to increased scrutiny and enforcement activity by state and federal banking agencies, the United States Department of Justice, the Securities and Exchange Commission, and other state and federal regulatory agencies.  This increased scrutiny and enforcement activity entails significant potential increases in compliance requirements and associated costs.  The banking regulators periodically examine the Company and the Bank to assess compliance with applicable requirements and the level of risk existing with respect to the Company’s  and the Bank’s capital, asset quality, management, earnings, liquidity and sensitivity to market risk.  When the results of examinations are less than satisfactory, the regulators are authorized to require the Company and the Bank to take appropriate corrective actions through the mechanisms of agreements with the Company or the Bank, or enforcement orders.  The regulators also have the power to enforce compliance with laws, regulations, regulatory policies and agreements as well as regulatory orders by the imposition of civil money penalties.

Regulation of the Company by the Federal Reserve

The Company is regulated by the Federal Reserve under the BHCA.  Under the BHCA, the Company’s activities and those of its subsidiaries are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries or engaging in any other activity which the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.  The Company may engage in a broader range of activities if it becomes a “financial holding company” pursuant to the Gramm-Leach-Bliley Act, which is described below under the caption “Gramm-Leach-Bliley Act.”  The BHCA prohibits the Company from acquiring direct or indirect control of more than 5% of the outstanding voting stock or substantially all of the assets of any bank or from merging or consolidating with another bank holding company without prior approval of the Federal Reserve. Additionally, the BHCA prohibits the Company from engaging in or from acquiring ownership or control of more than 5% of the outstanding voting stock of any company engaged in a non-banking business unless such business is determined by the Federal Reserve to be so closely related to banking as to be properly incident thereto.  The BHCA generally does not place territorial restrictions on the activities of such non-banking related activities.

Obligations of the Company to its Subsidiary Bank

A number of obligations and restrictions are imposed on bank holding companies and their depository institution subsidiaries by Federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance fund in the event the depository institution is in danger of becoming insolvent or is insolvent.  For example, under the policy of the Federal Reserve and the Federal Deposit Insurance Act, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such requirement.  In addition, the “cross-guarantee” provisions of the Federal Deposit Insurance Act, as amended (“FDIA”), require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by the Deposit Insurance Fund of the FDIC as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default.  The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the Deposit Insurance Fund.  The FDIC’s claim for damages is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

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

Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank.  In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Under the National Bank Act, if the capital stock of a national bank is impaired by losses or otherwise, the OCC is authorized to require payment of the deficiency by assessment upon the bank’s shareholders, pro rata, and to the extent necessary, if any such assessment is not paid by any shareholder after three months notice, to sell the stock of such shareholder to make good the deficiency.

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

The risk-based capital standards of both the Federal Reserve and the OCC explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution’s ability to manage these risks, as important factors to be taken into account by the agencies in assessing an institution’s overall capital adequacy. The capital guidelines also provide that an institution’s exposure to a decline in the economic value of its capital due to changes in interest rates should be considered by the agencies as a factor in evaluating a bank’s capital adequacy.  The Federal Reserve also has issued additional capital guidelines for bank holding companies that engage in certain trading activities.

The Bank exceeded all applicable capital requirements at December 31, 2010. The Company is also subject to capital requirements established by the Federal Reserve, which establish minimum ratios for capital adequacy as they apply to the Bank. For 2010, the Company also met its capital ratios.  Additional information about regulatory capital requirements is set forth in Note 20 to the Company’s Financial Statements, which are included in the 2010 Annual Report to Shareholders filed as Exhibit 13 to this Form 10-K (the “2010 Annual Report”).

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

FDIC Insurance Assessments

The FDIC merged the Bank Insurance Fund and the Savings Association Insurance Fund to form the Deposit Insurance Fund (“DIF”) on March 31, 2006 in accordance with the Federal Deposit Insurance Reform Act of 2005.  The FDIC maintains the DIF by assessing depository institutions an insurance premium.  The amount each institution is assessed is based upon statutory factors, which historically have included the balance of insured deposits as well as the degree of risk the institution poses to the insurance fund.  The FDIC uses a risk-based premium system that assesses higher rates on those institutions that pose greater risks to the DIF. Since January 1, 2007, the FDIC has placed each institution in one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment).  As a result of recent bank failures and in order to increase the amount in the DIF to reflect the increased risk of additional bank failures and insurance claims, the FDIC raised its assessments on banks for 2009, and collected a special assessment. The Bank’s portion of the special assessment totaled $80,894, and was paid in September, 2009 based on deposits at June 30, 2009.  The FDIC also required insured institutions to pay three years of deposit insurance premiums in advance. On December 30, 2009 the FDIC collected $997,152 from the Company for deposit insurance premiums. Of that amount, $63,002 related to the regular quarterly assessment, and $934,150 related to the prepayment of premiums for the years 2010, 2011 and 2012. For 2010 and the following two years, on a quarterly basis, the FDIC will continue to calculate the assessment amount with then current financial information, and will deduct the quarterly assessment amount from the prepaid balance. The Bank will expense the current portion as calculated by the FDIC.  The amount expensed for 2010 was approximately $304,000.

The Dodd-Frank Act required the FDIC to change the way deposit insurance assessments are computed, and to revise its DIF recapitalization plan.  In early 2011, the FDIC adopted rules under the Act pursuant to which, beginning in 2011, the Bank’s assessment base for deposit insurance will be changed from domestic deposits to average assets minus average tangible equity.

Regulation of the Bank

The Bank is subject to the National Bank Act and the regulations of the OCC as well as to examination by the OCC.  The Bank is also subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, consumer credit laws and laws relating to branch banking.  The Bank’s loan operations are subject to certain federal consumer credit laws and regulations promulgated thereunder, including, but not limited to: the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers; the Home Mortgage Disclosure Act, requiring financial institutions to provide certain information concerning their mortgage lending; the Equal Credit Opportunity Act and the Fair Housing Act, prohibiting discrimination on the basis of certain prohibited factors in extending credit; the Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies; the Bank Secrecy Act, dealing with, among other things, the reporting of certain currency transactions; the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and the USA Patriot Act, dealing with, among other things, requiring the establishment of anti-money laundering programs including standards for verifying customer information at account opening.  The deposit operations of the Bank are subject to the Truth in Savings Act, requiring certain disclosures about rates paid on savings accounts; the Expedited Funds Availability Act, which deals with disclosure of the availability of funds deposited in accounts and the collection and return of checks by banks; the Right to Financial Privacy Act, which imposes a duty to maintain certain confidentiality of consumer financial records, and the Electronic Funds Transfer Act and regulations promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

The Bank is also subject to the requirements of the Community Reinvestment Act (the “CRA”).  The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions.  Each financial institution’s actual performance in meeting community credit needs is evaluated as part of the examination process, and also is considered in evaluating mergers, acquisitions and applications to open a branch or facility.

Other Safety and Soundness Regulations

Prompt Corrective Action.  The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions.  The extent of these powers depends upon whether the institutions in question are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.”

A bank that is “undercapitalized” becomes subject to provisions of the FDIA: restricting payment of capital distributions and management fees; requiring the FDIC to monitor the condition of the bank; requiring submission by the bank of a capital restoration plan; restricting the growth of  the bank’s assets and requiring prior approval of certain expansion proposals.  A bank that is “significantly undercapitalized” is also subject to restrictions on compensation paid to senior management of the bank, and a bank that is “critically undercapitalized” is further subject to restrictions on the activities of the bank and restrictions on payments of subordinated debt of the bank, as well as a requirement that the bank be placed in receivership in most cases.  The purpose of these provisions is to require banks with less than adequate capital to act quickly to restore their capital and to have the FDIC move promptly to take over banks that are unwilling or unable to take such steps.

Brokered Deposits.  Under current FDIC regulations, “well capitalized” banks may accept brokered deposits without restriction, “adequately capitalized” banks may accept brokered deposits with a waiver from the FDIC (subject to certain restrictions on payment of rates), while “undercapitalized” banks may not accept brokered deposits.

Interstate Banking

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 the Company and any other adequately capitalized bank holding company located in South Carolina can acquire a bank located in any other state, and a bank holding company located outside South Carolina can acquire any South Carolina-based bank, in either case subject to certain deposit percentage and other restrictions.  The Dodd-Frank Act discussed below expanded the provisions of the Riegle-Neal Act relating to authority of banks to branch across state lines.  Under the Dodd-Frank Act, the authority of a bank to establish and operate branches within a state continues to be subject to applicable state branching laws, but interstate branching is permitted to the same extent it would be permitted under state law if the branching bank’s home office were located in the state in which the branch will be located.

Gramm-Leach-Bliley Act

The Gramm-Leach-Bliley Act expanded the activities in which a bank holding company and a bank can engage through affiliations created under a holding company structure or through a financial subsidiary if certain conditions are met.  Significantly, the permitted financial activities for financial holding companies include authority to engage in merchant banking and insurance activities, including insurance portfolio investing.  The Act also established a minimum federal standard of privacy to protect the confidentiality of a consumer’s personal financial information and gives the consumer the power to choose how personal financial information may be used by financial institutions.  The regulations adopted pursuant to the Act govern the consumer’s right to opt-out of further disclosure of nonpublic personal financial information and require the Bank to provide initial and annual privacy notices.  The Act and regulations also required the Bank to develop and maintain a comprehensive plan for the safeguarding of customer information  which  encompasses all aspects of the Bank’s  technological environment, business practices, and Bank facilities.

Although the Act and the regulations create new opportunities for the Company to offer expanded services to customers in the future, the Company has not determined what the nature of the expanded services might be or whether and when the Company might find it feasible to offer them.  The Act has increased competition from larger financial institutions that are currently more capable than the Company of taking advantage of the opportunity to provide a broader range of services.  However, the Company continues to believe that its commitment to providing high quality, personalized service to customers will permit it to remain competitive in its market area.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act was signed into law on July 30, 2002, and mandated extensive reforms and requirements for public companies. The SEC has adopted extensive regulations pursuant to the requirements of the Sarbanes-Oxley Act. The Sarbanes-Oxley Act and the SEC’s regulations have increased the Company’s cost of doing business, particularly its fees for internal and external audit services and legal services, and the law and regulations are expected to continue to do so. However, the Company does not believe that it is affected by Sarbanes-Oxley and the SEC regulations in ways that are materially different or more onerous than those of other public companies of similar size and in similar businesses.

Governmental Response to Recent Financial Crisis

During the fourth quarter of 2008 and continuing throughout 2009 the FDIC, the Federal Reserve, the Department of the Treasury and Congress took a number of actions designed to alleviate or correct mounting problems in the financial services industry.  A number of these initiatives were directly applicable to community banks.

Congress enacted the Emergency Economic Stabilization Act of 2008 which, among other things, temporarily increased the maximum amount of FDIC deposit insurance from $100,000 to $250,000 (which increase was recently made permanent by the Dodd-Frank Act discussed below), and created a Troubled Assets Relief Program (“TARP”) administered by Treasury.  In October, 2008, Treasury announced a Capital Purchase Program (“CPP”) under TARP to increase the capital of healthy banks.  Under the CPP, Treasury would purchase preferred stock with warrants from qualified banks and bank holding companies in an amount up to 3% of the seller’s risk-weighed assets as of September 30, 2008.  Institutions wishing to participate in the CPP were required to file an application with their principal federal regulators.  The Company filed such an application and received preliminary approval to sell preferred stock to the Treasury, but ultimately elected not to participate in the CPP because of (i) the cost of the preferred stock, (ii) the open-ended administrative burdens associated with the preferred stock, including having to agree to allow Treasury to amend unilaterally the stock purchase agreement to comply with subsequent changes in applicable federal statutes, (iii) the fact that the Company and the Bank were already well capitalized under regulatory guidelines and expected to continue to be so, and (iv) management’s belief that other sources of capital were, and would continue to be, available should additional capital be needed.

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

An unfortunate consequence of the difficulties that have beset the banking industry since the latter part of 2008 has been a large increase in bank failures, which has led to substantial claims being made against the FDIC’s Deposit Insurance Fund.  See “FDIC Insurance Assessments” above for additional information.

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which significantly changes the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act will have extensive effects on all financial institutions, and includes provisions that will affect how community banks, thrifts, and small bank and thrift holding companies will be regulated in the future.  Among other things, these provisions abolish the Office of Thrift Supervision and transfer its functions to the other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, change the scope of federal deposit insurance coverage, and impose new capital requirements on bank and thrift holding companies.  The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks.  Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting originator compensation, minimum repayment standards, and pre-payments.

The Dodd-Frank Act requires regulatory agencies  to implement new regulations that will establish the parameters of the new regulatory framework and provide a clearer understanding of the legislation’s effect on banks.  We are in the process of evaluating this new legislation and determining the impact it will have on our current and future operations.  However, the manner and degree to which it affects our business will be significantly impacted by the implementing regulations that are ultimately adopted.  Accordingly, at the present time we cannot fully assess the impact that the act will have on us, though we are confident it will increase our cost of doing business and the time spent by management on regulatory compliance matters.

Legislative Proposals

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

Fiscal and Monetary Policy

Banking is a business that depends largely on interest rate differentials.  In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitutes the major portion of a bank’s earnings.  Thus, the earnings and growth of the Company and the Bank are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open-market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve, and the reserve requirements on deposits.  The nature and timing of any changes in such policies and their impact on the Company and the Bank cannot be predicted.

Item 1A.   Risk Factors

Risks Related to Our Business

There can be no assurance that recent government actions will continue to stabilize the U.S.  financial system.

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, various branches and agencies of the U.S. government have put in place laws, regulations and programs to address capital and liquidity issues in the banking system.  There can be no assurance, however, as to the actual long-term impact that such laws, regulations and programs will have on the financial markets, including the extreme levels of volatility, liquidity and confidence issues, and limited credit availability recently experienced.  The failure of such laws, regulations and programs to continue to help stabilize the financial markets and a continuation or worsening of current  financial market  conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

Recent levels of market volatility are unprecedented.

The volatility and disruption of financial and credit markets has reached unprecedented levels for recent times.  In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength.  If recent and current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

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

Dramatic declines in the housing market during the prior three years, with falling home prices and increasing foreclosures and  unemployment,  have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks.  These write-downs, initially of mortgage-backed securities but spreading to credit default swaps, other derivative securities, and mortgage loans have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.  Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions.  The resulting lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could materially and adversely, directly or indirectly, affect our business, financial condition and results of operations.

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

Our principal revenue producing business is making loans.  If our customers do not repay the loans, we will suffer losses.  Even though we maintain an allowance for loan losses, the amount of the allowance may not be adequate to cover the losses we experience.  We attempt to mitigate this risk by a thorough review of the creditworthiness of loan customers.  Nevertheless, there is risk that our credit evaluations will prove to be inaccurate due to changed circumstances, unanticipated economic conditions, or otherwise.

Our business is concentrated in the Upstate area of South Carolina, and, as has been the case over the past three years, a continuing downturn in the economy of the area, a continuing decline in area real estate values or other events in our market area may adversely affect our business.

Substantially all of our business is located in the Upstate area of South Carolina.  As a result, our financial condition and results of operations are affected by changes in the Upstate economy.  Over the past three years, we have experienced the adverse effects of the economic recession in the form of increased nonpayment and delinquent payment of loans, and decreases in the value of collateral securing loans and of real estate acquired through foreclosures.  If the economic recession and general decline in Upstate area real estate values or other adverse economic conditions continue, we would expect continuing decreases in demand for our services, increases in nonpayment of loans and decreases in the value of collateral securing loans.  The existence of adverse economic conditions, declines in real estate values or the occurrence of other adverse economic conditions in the Upstate and South Carolina could have a material adverse effect on our business, future prospects, financial condition or results of operations.  The longer such adverse economic conditions persist, the greater the adverse impact on us will be.

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

The financial  services  industry  continues  to undergo  rapid technological changes with frequent introductions of new technology-driven products and services.  In addition to enabling financial institutions to serve customers better, the effective use of technology may increase efficiency and may enable financial institutions to reduce costs.  Our future success may depend, in part, upon our ability to use technology to provide products and services that provide convenience to customers and to create additional efficiencies in our operations.  We may need to make significant additional capital investments in technology in the future, and we may not be able to effectively implement new technology-driven products and services.   Many of our competitors  have substantially greater resources to invest in technological improvements.

Our profitability and liquidity are affected by changes in interest rates and economic conditions.

Our profitability depends upon our net interest income, which is the difference between interest earned on our interest earning assets, such as loans and investment securities, and interest expense on interest bearing liabilities, such as deposits and borrowings.  Our net interest income is adversely affected when market interest rates change such that the interest we pay on deposits and borrowings increases faster than the interest earned on loans and investments, or, conversely, when the interest earned on loans and investments decreases faster than the interest we pay on deposits and borrowings.  Interest rates, and consequently our results of operations, are affected by general economic conditions (domestic and foreign) and fiscal and monetary policies.  Monetary and fiscal policies may materially affect the level and direction of interest rates. Increases in interest rates generally decrease the market values of interest earning investments and loans held and therefore may adversely affect our liquidity and earnings.  Increased interest rates also generally affect the volume of mortgage loan originations, the resale value of mortgage loans originated for resale, and the ability of borrowers to perform under existing loans of all types.   In 2007 and 2008, the Federal Reserve decreased interest rates significantly, and has held rates to historically low levels throughout 2009 and 2010.  When the Federal Reserve begins to increase interest rates back to equilibrium rates, rapid increases in rates could expose the Bank to interest rate risk. Management plans for possible changes in interest rates and takes steps to capitalize on changes in rates to increase net interest income. However, the difficulty in predicting the timing and magnitude of changes in interest rates creates the risk that our plans are not properly suited to the actual changes in rates that occur.

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

 We may issue additional securities to raise additional capital, to support growth, or to make acquisitions.  Sales of a substantial number of shares of our common stock, or the perception by the market that those sales could occur, could cause the market price of our common stock to decline or could make it more difficult for us to raise capital through the sale of common stock or to use our common stock in future acquisitions.  The issuance of substantial amounts of additional securities could reduce shareholders’ proportionate ownership of the Company.

Our Preferred Stock has preferential rights over our common stock, and we could issue additional shares of preferred stock in the future.

We have issued shares of preferred stock that are entitled to payment of dividends before any dividends may be paid on our common stock, and, upon any liquidation of the Company, the preferred stock is entitled to be paid in full before any distribution may be made with respect to the common stock.  We may issue additional shares of preferred stock with similar preferences over our common stock in the future.  Such preferred stock may reduce the value of our common stock.

We do not plan to pay cash dividends in the foreseeable future.

We have paid a cash dividend only once, and do not plan to pay cash dividends again in the foreseeable future.  We plan to use the funds that might otherwise be available to pay dividends to increase our capital and expand our business.

Declaration and payment of dividends are within the discretion of our board of directors.  Our Bank will be our most likely source of funds with which to pay cash dividends.  Our Bank’s declaration and payment of future dividends to us are within the discretion of the Bank’s board of directors, and are dependent upon its earnings, financial condition, its need to retain earnings for use in the business and any other pertinent factors.  The Bank’s payment of dividends is also subject to various regulatory requirements and considerations.

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

We operate in a highly regulated industry and are subject to examination, supervision and comprehensive regulation by various federal and state agencies.  Most of this regulation is designed to protect our depositors and other customers, and not our shareholders.  Our compliance with the requirements of these agencies is costly and may limit our growth and restrict certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, and locations of offices.  We are also subject to capitalization guidelines established by federal authorities and our failure to meet those guidelines could result, in an extreme case, in our Bank’s being placed in receivership.  We are also subject to some of the extensive and expensive requirements imposed on public companies by the Sarbanes-Oxley Act of 2002 and related regulations.

Various laws, including the Federal Deposit Insurance Act, the Emergency Economic Stabilization Act of 2008 (“EESA”), and the Dodd-Frank Act, and related regulations are structured to spread the governmental costs of problems in the financial industry broadly over the financial industry in order to prevent the taxpayers from having to pay such costs.  As a result, assessments by the FDIC to pay for deposit insurance have increased, and will likely continue to increase, substantially, and the total our bank will be required to pay could increase enough to materially affect our income and our ability to operate profitably.  Additionally, EESA contains a provision for the financial industry to be required to absorb, in an as yet undetermined fashion, any losses suffered by the government on account of its acquiring troubled assets under the Troubled Assets Relief Program of EESA.  The Dodd-Frank Act also makes numerous changes in the way financial institutions are regulated, and creates a new agency to regulate consumer protection as well as expanding and modifying consumer protection laws.

The laws and regulations applicable to the banking industry could change at any time, and numerous regulations required by the Dodd-Frank Act are yet to be adopted, thus we cannot predict the impact of these changes on our business or profitability.  Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, such regulation may not put us at a competitive disadvantage with respect to other similarly situated banks and holding companies, but our cost of compliance could adversely affect our ability to operate profitably.

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

Item 3.      Legal Proceedings.

The Company may from time to time be a party to various legal proceedings arising in the ordinary course of business, but management of the Company is not aware of any pending or threatened litigation or unasserted claims or assessments that are expected to result in losses, if any, that would be material to the Company’s business and operations.

Item 4.      (Removed and Reserved).
PART II

Item 5.       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The information set forth in the 2010 Annual Report to Shareholders (the “2010 Annual Report”) under the caption “Market for Common Equity and Related Stockholder Matters,” which is included in Exhibit 13 to this Annual Report on Form 10-K, is incorporated herein by reference.

The information required by Item 201(d) of Regulation S-K is set forth in Item 12 hereof.

Information about sales of the Company’s 8% Cumulative Perpetual Preferred Stock during 2010 that were not registered under the Securities Act of 1933 in reliance upon the exemption provided by Section 4(2) thereof has previously been provided in Current Reports on Form 8-K.  The Company has not in the past year sold any other securities that were not registered under the Securities Act of 1933.

Neither the Company nor any “affiliated purchaser” (as defined in 17 C.F.R. 240.10b-18(a)(3)) purchased any shares or units of any class of the Company’s equity securities that is registered pursuant to Section 12 of the Exchange Act during the fourth quarter of 2010.

Item 6.     Selected Financial Data.

Not applicable.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth in the 2010 Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included in Exhibit 13 to this Annual Report on Form 10-K, is incorporated herein by reference.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.       Financial Statements and Supplementary Data.

The Consolidated Financial Statements and notes thereto and Report of Independent Registered Public Accounting Firm set forth in the 2010 Annual Report, which are included in Exhibit 13 to this Annual Report on Form 10-K, are incorporated herein by reference.

Item 9.      Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A Controls and Procedures.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The report set forth under the caption “Management’s Annual Report on Internal Control Over Financial Reporting” set forth in the 2010 Annual Report is incorporated herein by reference to Exhibit 13 hereto.

Changes in Internal Control Over Financial Reporting

The Company is continuously seeking to improve the efficiency and effectiveness of its operations and of its internal controls. This results in modifications to its processes throughout the Company. However, there has been no change in its internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.   Other Information

No information was required to be disclosed in a report on Form 8-K during the fourth quarter of 2010 that was not disclosed.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information set forth under the captions “Management of the Company” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2011 (the “2011 Proxy Statement”) is incorporated herein by reference.

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

Audit Committee Financial Expert

The Company’s board of directors has determined that the Company does not have an “audit committee financial expert,” as that term is defined by Item 407(d)(5) of Regulation S-K promulgated by the Securities and Exchange Commission, serving on its audit committee. The Company’s audit committee is a committee of directors who are elected by the shareholders and who are independent of the Company and its management. After reviewing the experience and training of all of the Company’s independent directors, the board of directors has concluded that no independent director meets the SEC’s very demanding definition.  Therefore, it would be necessary to find a qualified individual willing to serve as both a director and member of the audit committee and have that person elected by the shareholders in order to have an “audit committee financial expert” serving on the Company’s audit committee. The Company’s audit committee is, however, authorized to use consultants to provide financial accounting expertise in any instance where members of the committee believe such assistance would be useful. Accordingly, the Company does not believe that it needs to have an “audit committee financial expert” on its audit committee.

Item 11.                      Executive Compensation.

The information set forth under the captions “Management Compensation” and “Compensation of Directors” in the 2011 Proxy Statement is incorporated herein by reference.

Item 12.                       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2011 Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2010 about all of the Company’s compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	111,565	$9.99	63,785

Equity compensation plans not approved by security holders	-	-	-

Total	111,565		63,785

The equity securities shown in the table under “Equity compensation plans approved by security holders” are stock options granted to employees and directors pursuant to the 2003 Stock Option Plan. Further information about these options is set forth in the 2011 Proxy Statement under the caption “Management Compensation – 2003 Stock Option Plan,” and in Note 18 to the Financial Statements included in Exhibit 13 to this Annual Report on Form 10-K.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

The information set forth under the captions “Certain Relationships and Related Transactions,” and “Governance Matters – Director Independence” in the 2011 Proxy Statement is incorporated herein by reference.  Each member of the Audit Committee and the Human Resources (compensation) Committee is independent as defined by the Nasdaq Stock Market Marketplace Rules.  The entire Board of Directors serves as a nominating committee, and not all members of the Board are independent as defined by such rules.

Item 14.    Principal Accountant Fees and Services

The information set forth under the caption “Registered Public Accounting Firm” in the 2011 Proxy Statement is incorporated herein by reference.

Item 15.     Exhibits

(a)           Exhibits, Financial Statement Schedules.

Financial Statements

The following financial statements are filed with this report:

-	Report of Independent Registered Public Accounting Firm.
-	Consolidated Balance Sheets as of December 31, 2010 and 2009.
-	Consolidated Statements of Income (Loss) for the years ended December 31, 2010, 2009 and 2008.
-	Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2010, 2009 and 2008.
-	Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008.
-	Notes to Consolidated Financial Statements.

Exhibit No.	Description
3.1	Articles of Incorporation of Registrant (1)
3.2	Bylaws of Registrant (1)
10.1	Cornerstone Bancorp 2003 Stock Option Plan (2)
10.2	Amended Change of Control Agreement between the Company and J. Roger Anthony (3)
10.3	Form of Amended Change of Control Agreement between the Company and each of Jennifer M. Champagne and Susan S. Jolly (3)
10.4
Form of Amendment to Endorsement Method Split Dollar Plan, dated as of December 5, 2007, between the Company’s wholly-owned subsidiary, Cornerstone National Bank, and each of J. Rodger Anthony, Jennifer M. Champagne and Susan S. Jolly (3)

13	Portions of 2010 Annual Report to Shareholders incorporated by reference into this Form 10-K
21	Subsidiaries of Registrant
31-1	Rule 13a-14(a) Certifications
31-2	Rule 13a-14(a) Certifications
32	Section 1350 Certifications

(1)	Incorporated by reference to Registration Statement on Form SB-2 (No. 333-79543).
(2)	Incorporated by reference to Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003.
(3)	Incorporated by reference to Report on Form 8-K filed December 6, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cornerstone Bancorp

March 28, 2011	By:	s/J. Rodger Anthony
J. Rodger Anthony
President and Chief Executive Officer

	By:	s/Jennifer M. Champagne
Jennifer M. Champagne
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934 this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
s/J. Rodger Anthony
J. Rodger Anthony	President, Chief Executive Officer, Director	March 28, 2011
s/Jennifer M. Champagne
Jennifer M. Champagne	Chief Financial Officer , Director	March 28, 2011
s/Janice E. Childress
Janice E. Childress	Director	March 28, 2011
s/J. Bruce Gaston
J. Bruce Gaston	Director	March 28, 2011
s/S. Erwin Hendricks, Jr.
S. Ervin Hendricks, Jr.	Director	March 28, 2011
s/Joe E. Hooper
Joe E. Hooper	Director	March 28, 2011
s/Susan S. Jolly
Susan S. Jolly	Director	March 28, 2011
s/Robert R. Spearman
Robert R. Spearman	Director	March 28, 2011
s/John M. Warren, Jr., M.D.
John M. Warren, Jr., M.D.	Director	March 29, 2011

George I. Wike, Jr.	Director

Exhibit Index

Exhibit No.	Description
3.1	Articles of Incorporation of Registrant (1)
3.2	Bylaws of Registrant (1)
10.1	Cornerstone Bancorp 2003 Stock Option Plan (2)
10.2	Amended Change of Control Agreement between the Company and J. Roger Anthony (3)
10.3	Form of Amended Change of Control Agreement between the Company and each of Jennifer M. Champagne and Susan S. Jolly (3)
10.4
Form of Amendment to Endorsement Method Split Dollar Plan, dated as of December 5, 2007, between the Company’s wholly-owned subsidiary, Cornerstone National Bank, and each of J. Rodger Anthony, Jennifer M. Champagne and Susan S. Jolly (3)

13	Portions of 2010 Annual Report to Shareholders incorporated by reference into this Form 10-K
21	Subsidiaries of Registrant
31-1	Rule 13a-14(a) Certifications
31-2	Rule 13a-14(a) Certifications
32	Section 1350 Certifications

(1)	Incorporated by reference to Registration Statement on Form SB-2 (No. 333-79543).
(2)	Incorporated by reference to Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003.
(3)	Incorporated by reference to Report on Form 8-K filed December 6, 2007.