Form 10-Q
period 2011-03-31
CORNERSTONE BANCORP/SC
filed 2011-05-12
CIK 1087455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2011

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

Common Stock - No Par Value, 2,210,769 shares outstanding on May 1, 2011

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

CORNERSTONE BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
	2011	2010
Assets	(Unaudited)

Cash and due from banks	$6,987,595	$7,043,911
Federal funds sold	7,610,000	5,110,000
Cash and cash equivalents	14,597,595	12,153,911

Investment securities
Available for sale	24,250,828	23,592,336
Other investments	1,063,350	1,063,350

Loans, net	111,958,578	117,210,770
Property and equipment, net	5,168,452	5,230,835
Cash surrender value of life insurance policies	1,924,912	1,908,112
Other real estate owned	12,830,655	10,278,599
Other assets	2,442,210	2,530,552
Total assets	$174,236,580	$173,968,465

Liabilities and Shareholders’ Equity

Liabilities
Deposits
Noninterest bearing	$13,474,431	$10,382,882
Interest bearing	131,548,583	130,263,510
Total deposits	145,023,014	140,646,392
Customer repurchase agreements	2,717,249	2,945,937
Borrowings from Federal Home Loan Bank of Atlanta	2,554,630	6,592,338
Broker repurchase agreements	5,000,000	5,000,000
Other liabilities	447,620	425,086

Total liabilities	155,742,513	155,609,753

Shareholders’ equity
Preferred stock, 10,000,000 shares authorized, 1,038 shares issued	998,538	998,538
Common stock, no par value, 20,000,000 shares authorized, 2,210,769 shares issued	18,872,599	18,859,924
Retained deficit	(1,435,017)	(1,418,781)
Accumulated other comprehensive income	57,947	(80,969)

Total shareholders’ equity	18,494,067	18,358,712

Total liabilities and shareholders’ equity	$174,236,580	$173,968,465

The accompanying notes are an integral part of these consolidated financial statements.

CORNERSTONE BANCORP AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME (LOSS) (Unaudited)

	For the three months ended March 31,
	2011	2010
Interest and Dividend Income
Interest and fees on loans	$1,592,064	$1,769,282
Investment securities	188,691	268,242
Federal funds sold and interest bearing balances	3,507	2,380
Total interest income	1,784,262	2,039,904

Interest Expense
Deposits	432,388	652,005
Borrowings	78,010	116,374
Total interest expense	510,398	768,379

Net Interest Income	1,273,864	1,271,525
Provision for Loan Losses	150,000	620,000

Net interest income after provision for loan losses	1,123,864	651,525

Noninterest Income
Service charges on deposit accounts	113,035	126,404
Other	42,931	45,799
Total noninterest income	155,966	172,203

Noninterest Expense
Salaries and employee benefits	550,744	565,109
Premises and equipment	135,915	145,921
Loss on sale of repossessed collateral	25,978	4,187
Other real estate owned expenses	139,156	118,990
Professional and regulatory fees	149,629	128,058
Data processing	57,010	54,845
Supplies	19,619	17,178
Advertising	10,464	5,738
Other	207,551	182,676
Total noninterest expense	1,296,066	1,222,702
Net loss before taxes	(16,236)	(398,974)
Income tax benefit	-	158,399
Net loss	(16,236)	(240,575)
Preferred stock dividend accumulated	(20,476)	-
Income available to common shareholders	$(36,712)	$(240,575)

Loss Per Share
Basic	$(.02)	$(.11)
Diluted	$(.02)	$(.11)
Weighted Average Shares Outstanding
Basic	2,210,769	2,210,769
Diluted	2,210,769	2,210,769

The accompanying notes are an integral part of these consolidated financial statements.

CORNERSTONE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
For the three months ended March, 2011 and 2010

(Unaudited)

	Preferred Stock		Common stock		Retained earnings	Accumulated other compre- hensive	Total share- holders’
	Shares	Amount	Shares	Amount	(deficit)	income (loss)	equity
Balance, December 31, 2009	-	-	2,105,738	$18,799,728	$(921,014)	$160,691	$18,039,405
Net loss	-	-	-	-	(240,575)	-	(240,575)
Other comprehensive income, net of income taxes
Unrealized gain on investment securities, net	-	-	-	-	-	107,039	107,039
Comprehensive loss	-	-	-				(133,536)
Stock based compensation	-	-	-	15,775	-	-	15,775
Stock dividend declared (5%), recorded as a stock split	-	-	105,031	-	-	-	-

Balance, March 31, 2010	-	$-	2,210,769	$18,815,503	$(1,161,589)	$267,730	$17,921,644

Balance, December 31, 2010	1,038	$998,538	2,210,769	$18,859,924	$(1,418,781)	$(80,969)	$18,358,712
Net loss	-	-	-	-	(16,236)	-	(16,236)
Other comprehensive income, net of income taxes
Unrealized gain on investment securities, net	-	-	-	-	-	138,916	138,916
Comprehensive income							122,680
Stock based compensation	-	-	-	12,675	-	-	12,675

Balance, March 31, 2011	1,038	$998,538	2,210,769	$18,872,599	$(1,435,017)	$57,947	$18,494,067

The accompanying notes are an integral part of these consolidated financial statements.

CORNERSTONE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
	2011	2010
Operating Activities
Net loss	$(16,236)	$(240,575)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	137,153	112,598
Provision for loan losses	150,000	620,000
Write-down of other real estate owned	36,312	-
Non-cash option expense	12,675	15,775
Loss on sale of property acquired in foreclosure	25,978	4,187
Loss on retirement of fixed assets	3,964	-
Changes in operating assets and liabilities
Change in interest receivable	28,762	(16,632)
Change in other assets	42,780	439,944
Change in other liabilities	(49,031)	(146,191)

Net cash provided by operating activities	372,357	789,106

Investing Activities
Proceeds from maturities and principal repayments of available for sale securities	1,027,860	2,844,144
Purchase of investment securities available for sale	(1,553,811)	-
Purchase of property and equipment	(794)	(24,216)
Proceeds from sale of property acquired in foreclosure	481,592	1,897,985
Capitalization of improvements to foreclosed property	(166,251)	(50,116)
Net decrease in loans to customers	2,172,505	1,431,584

Net cash provided by investing activities	1,961,101	6,099,381

Financing Activities
Net increase in demand, savings and time deposits	4,376,622	1,924,861
Net decrease in customer repurchase agreements	(228,688)	(72,757)
Repayment of FHLB advances	(4,037,708)	(1,537,709)

Net cash provided by financing activities	110,226	314,395
Net increase in cash and cash equivalents	2,443,684	7,202,882
Cash and Cash Equivalents, Beginning of Period	12,153,911	6,039,596

Cash and Cash Equivalents, End of Period	$14,597,595	$13,242,478

Supplemental Information
Cash paid for interest	$539,634	$776,271
Cash paid for income taxes	$-	$-
Non-cash Supplemental Information
Loans transferred to other real estate owned	$2,929,687	$2,393,496
Loans charged-off, net	$226,121	$269,969

The accompanying notes are an integral part of these consolidated financial statements.

CORNERSTONE BANCORP AND SUBSIDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Nature of Business and Basis of Presentation

Summary of Significant Accounting Principles
A summary of significant accounting policies is included in the Cornerstone Bancorp (the “Company”) 2010 Annual Report to Shareholders, which also contains the Company's audited financial statements for 2010 and is also included in the Form 10-K for the year ended December 31, 2010.

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

Management Opinion
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q. Accordingly they do not contain all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The financial statements in this report are unaudited. In the opinion of management, all adjustments necessary to present a fair statement of the results for the interim period have been made. Such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of the results to be expected for an entire year. These interim financial statements should be read in conjunction with the annual financial statements and notes thereto contained in the 2010 Annual Report on Form 10-K.

Note 2. Earnings per Share
Financial Accounting Standards Board (FASB”) Accounting Standards Codification (“ASC”) 260, "Earnings per Share," requires that the Company present basic and diluted net income (loss) per common share. The assumed conversion of stock options creates the difference between basic and diluted net income per share. Income per share is calculated by dividing net income by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares outstanding for basic and diluted net loss per common share for the three month period ended March 31, 2011 was 2,210,769 shares. Outstanding options were excluded from the loss per share calculation because they are anti-dilutive as of March 31, 2011 and 2010. The calculation of earnings per share for the first three months of 2010 includes the effect of the 5% stock dividend declared on April 13, 2010 as if it had been declared on January 1, 2010.

Note 3. Stock Based Compensation
As described in Notes 1 and 18 to the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, the Company has a stock-based employee and director compensation plan, which was approved by shareholders in 2003 (the “2003 Plan”).

There have been no options granted in 2011 under the 2003 Plan. Refer to the notes to the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for further information.

For the three months ended March 31, 2011, the Company expensed $ 12,675 related to options granted in previous years. The expense is included in salaries and employee benefits in the accompanying consolidated statements of income.

Note 4. Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of interest and noninterest income and expenses during the reporting period. Actual results could differ from those estimates. The primary significant estimate in the accompanying consolidated financial statements is the allowance for loan losses. A discussion of the significant factors involved in estimating the allowance for loan losses is included in this Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the section titled “Results of Operations” and in the Company’s 2010 Form 10-K. The provision for income taxes and the valuation of other real estate owned are also considered significant estimates.

Note 5. Concentrations of credit risk
The Bank makes loans to individuals and small businesses located primarily in upstate South Carolina for various personal and commercial purposes. The Bank monitors the portfolio for concentrations of credit on a quarterly basis using North American Industry Codes, (“NAIC”) and using definitions required by regulatory agencies. The Bank has loans in three NAIC categories of which each represents more than 10% of the portfolio. The NAIC concentrations are 12.8% in Residential Building Construction, 12.2% in Accommodation and Food services, and 21.7% in Real Estate Rental and Leasing. The portfolio also has loans representing 19 other NAIC categories.

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

The Bank does not make long term (more than 15 years) mortgage loans to be held in its portfolio, does not offer loans with negative amortization features or long-term interest only features, or loans with loan to collateral value ratios in excess of 100% at the time the loan is made. The Bank does offer loan products with features that can increase credit risk during periods of declining economic conditions, such as adjustable rate loans, short-term interest-only loans, and loans with amortization periods that differ from the maturity date (i.e., balloon payment loans). However, the Bank evaluates each customer’s creditworthiness based on the customer’s individual circumstances, and current and expected economic conditions, and underwrites and monitors each loan for associated risks. Loans made with exceptions to internal loan guidelines and those with loan-to-value ratios in excess of regulatory loan-to-value guidelines are monitored and reported to the Board of Directors on a monthly basis. The regulatory loan-to-value guidelines permit exceptions to the guidelines up to a maximum of 30% of total capital for commercial loans and exceptions for all types of real estate loans up to a maximum of 100% of total capital. As of March 31, 2011, the Bank had $5.7 million of loans which exceeded the regulatory loan to value guidelines. This amount is within the maximum allowable exceptions to the guidelines. Of the $5.7 million of loans with exceptions to the regulatory loan to value guidelines, $3.8 million or 66.9% were not exceptions at the time the loans were made, but became exceptions upon reappraisal. Management routinely reappraises real estate collateral based on specific criteria and circumstances. If additional collateral is available, the Bank may require the borrower to commit additional collateral to the loan or take other actions to mitigate the Bank’s risk.

Note 6. Income taxes
The Company accounts for income taxes using a method whereby certain items of income and expense (principally provision for loan losses, depreciation, and prepaid expenses) are included in one reporting period for financial accounting purposes and another for income tax purposes. Refer to the notes to the Company’s consolidated financial statements for the year ended December 31, 2010 for more information. To date in 2011, the Company recorded no net income tax expense or benefit. The Company has chosen to effectively reserve any tax benefit that would have accrued until the economic uncertainty in our market areas has subsided or declined. Management has evaluated the net deferred tax asset and determined that the current net deferred tax asset will more-likely-than-not be realized by the Company. The Company also believes that its income tax filing positions taken or expected to be taken in its tax returns will more likely than not be sustained upon audit by the taxing authorities, and does not anticipate any adjustments that will result in a material adverse impact on the Company’s financial condition, results of operations, or cash flows. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740, “Income Taxes”.

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

During the quarter ended March 31, 2011, there were no significant transfers of assets between categories.

Note 8. Cumulative Perpetual Preferred Stock (8%)
During the third quarter of 2010, the Company offered up to $2,500,000 of 8% Series A Cumulative Perpetual Preferred Stock (“the Preferred”) to accredited investors and up to 35 non-accredited investors. The Preferred was offered by the Company’s directors and executive officers, and no selling agents or underwriters were used. 1,038 shares of the Preferred were sold. Proceeds of the offering, net of offering expenses totaled $998,538. The Preferred is scheduled to pay a dividend quarterly. However, the Federal Reserve has declined to approve the dividends scheduled for payment to date. Dividends that have accumulated but have not been declared or accrued total $50,635 as of March 31, 2011.

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

In July 2010, the Receivables topic of the ASC was amended by Accounting Standards Update (“ASU”) 2010-20 to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments require the allowance disclosures to be provided on a disaggregated basis.  The Company is required to include these disclosures in their interim and annual financial statements.  See “Balance Sheet Review- Loans” for additional information.

Disclosures about Troubled Debt Restructurings (“TDRs”) required by ASU 2010-20 were deferred by the FASB in ASU 2011-01 issued in January 2011. In April 2011, FASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a TDR.   The determination is based on both whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties. Disclosures related to TDRs under ASU 2010-20 will be effective for reporting periods beginning after June 15, 2011.

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

Effect of Economic Trends

Problems in the economy over the last three years have adversely impacted the ability of some borrowers to repay their loans. Although the Company’s market area has not experienced the negative effects of the recession and declines in real estate markets to the same extent as some other markets in the country, these factors have had a significant effect on our operations as evidenced by the increases in our potential problem loans, charge-offs, nonaccrual loans and real estate owned. The majority of problem loans in 2010 were real estate loans. These loans were often collateralized by newly constructed homes or undeveloped land and were foreclosed on after real estate sales in the Company’s market area decreased significantly beginning in the summer of 2008. Borrowers were generally builders and developers who did not have the cash flow required to support the level of inventory financed with area banks. The process of foreclosure in South Carolina is lengthy and expensive. The impact of foregone interest on nonaccruing loans in the process of foreclosure, combined with attorneys’ fees, property taxes, and costs to sell repossessed property negatively impacted the Company’s income in 2010 and 2011. The residential market for single family homes in South Carolina has approximately twelve and one half months of inventory. This inventory will take time for the market to absorb and the Company expects to continue through 2011 and into 2012 with elevated other real estate owned balances. As of April 30, 2011, the Company has $2.6 million of other real estate under contract for sale, and expects such contracts to close before June 30, 2011. The real estate and construction industries have been significant employers in the past in South Carolina, but these industries are not expected to return to pre-2008 levels in the foreseeable future. South Carolina is currently looking to other industries to provide job creation and economic prosperity in the State. The current outlook for the national economy in the United States (“U.S.”) is cautiously optimistic. Throughout 2010, the economy showed mixed signs of recovery, though high unemployment levels persist. The Company expects slow improvement in 2011 in its market areas.

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

Results of Operations for the Three Months Ended March 31, 2011 and 2010

Summary
The Company recorded a loss of $16,236 during the first quarter of 2011 or $(.02) per common share compared to a loss of $240,575 during the first quarter of 2010 or $(.11) per share, after giving effect to the five percent stock dividend (recorded as a stock split) declared in 2010.  The primary reason for the improvement was a decrease in the quarterly provision for loan losses. The Bank experienced a net increase in noninterest expense for the quarter in 2011 compared to 2010 that partially offset the gain in income from the lower loan loss provision. The increase was related to expenses and write-downs associated with other real estate owned. Although the Company decreased its expenditures for salaries and benefits, and premises and equipment expenses, it had increased expenses for professional and regulatory fees.

Net Interest Income
Net interest income is the primary driver of net income for the Company. Net interest income is equal to the difference between interest income earned on the Company’s interest earning assets and the interest paid on its interest bearing liabilities. The Company’s net interest margin increased to 3.62% in the first quarter of 2011 from 3.13% in the first quarter of 2010. The primary reason for the increase in the net interest margin was a decrease in the average rate paid on interest bearing liabilities. For the quarter ended March 31, 2011 the Bank paid an average of 1.47% on interest bearing liabilities, compared with an average of 1.95% on interest bearing liabilities in the 2010 quarter. The decrease was primarily attributable to the replacement of maturing higher rate deposits with lower rate deposits.

The table below illustrates the average balances of interest earning assets and interest bearing liabilities and the resulting annualized yields and costs for the three month periods ended March 31, 2011 and 2010.

	March 31, 2011			March 31, 2010
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Investments	$24,401,353	$188,691	3.14%	$28,789,515	$268,242	3.78%
Federal funds sold and other interest-earning deposits	9,377,963	3,507	.15%	8,698,977	2,380	.11%
Loans, excluding nonaccruals	108,761,645	1,592,064	5.94%	127,442,354	1,769,282	5.63%

Total interest earning assets	142,540,961	1,784,262	5.08%	164,930,846	2,039,904	5.02%

Interest bearing transaction accounts	12,818,962	13,692	.43%	12,823,905	15,092	.48%
Savings and money market	49,810,542	127,506	1.04%	49,075,728	214,027	1.77%
Time deposits	67,191,421	291,190	1.76%	80,464,063	422,886	2.13%
Total interest bearing deposits	129,820,925	432,388	1.35%	142,363,696	652,005	1.86%

Customer repurchase agreements	2,888,748	7,582	1.06%	3,081,333	12,662	1.67%
Borrowings from FHLB Atlanta	3,151,996	26,878	3.46%	9,459,051	59,678	2.56%
Broker repurchase agreements	5,000,000	43,550	3.53%	5,000,000	44,034	3.57%
Total interest bearing liabilities	$140,861,669	510,398	1.47%	$159,904,080	768,379	1.95%

Net interest income		$1,273,864			$1,271,525
Interest rate spread			3.61%			3.07%
Interest margin			3.62%			3.13%

The Bank, which accounts for all of the Company’s sensitivity to changes in interest rates, measures interest sensitivity using various methods. Using a static GAP measurement, which compares the amount of interest sensitive assets repricing within a one year time period as compared to the amount of interest sensitive liabilities repricing within the same time frame, the Bank’s sensitivity to changes in interest rates can be analyzed. This method does not take into account loan prepayments and other non-contractual changes in balances and the applicable interest rates, but it does give some information as to possible changes in net interest income that could be expected simply as a result of changes in interest rates. As of March 31, 2011, the Bank’s cumulative static GAP ratio was .60 through 12 months assuming all non-maturing deposits reprice immediately and that all securities reprice in the year of their maturity, without regard to calls or principal reductions on mortgage-backed securities. This indicates a liability-sensitive position as of March 31, 2011. However, this measurement is based on assumptions about the repricing of various accounts, which may not occur as they have been modeled. Assuming some non-maturing deposits reprice in periods other than the first twelve months, and accounting for principal reductions on mortgage-backed securities, the Bank’s cumulative static GAP ratio is .99 through 12 months.

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

Provision for loan losses
For the quarter ended March 31, 2011, the Company expensed $150,000 to the provision for loan losses. The Bank sets the allowance for loan loss levels in response to trends in the portfolio and the level of potential problem loans. During the quarter, charge-offs totaled $231,121 and recoveries totaled $5,000.

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

Noninterest income
The primary recurring drivers of noninterest income for the Company and the Bank are service charges on deposit accounts. For the three months ended March 31, 2011, the Company earned $113,035 in service charges on deposit accounts compared to $126,404 for the same period in 2010. The decrease is primarily related to a decrease in insufficient funds charges. Other noninterest income was relatively unchanged in the first quarter of 2011 at $42,931 compared to $45,799 for the first quarter of 2010.

Noninterest expense
Noninterest expense totaled $1.3 million for the three months ended March 31, 2011 and $1.2 million for the three months ended March 31, 2010. Expense related to other real estate owned increased to $139,156 in the first quarter of 2011 compared to $118,990 in the first quarter of 2010, mainly due to write downs of value based on new appraisals. Professional and regulatory fees increased $21,571 as a result of increases in FDIC insurance premiums. Premises and equipment expenses decreased by 6.8% due to lower repair and maintenance costs.

Balance Sheet Review
Investments

At March 31, 2011, the Bank held available for sale securities with a fair value of $24.3 million and other investments with an amortized cost of $1.1 million. Available for sale securities include government sponsored enterprise bonds, mortgage-backed securities, and municipal bonds. The fair values of the Company’s available for sale investments, other than municipal bonds, are measured on a recurring basis using quoted market prices in active markets for identical assets and liabilities (“Level 1 inputs” under FASB ASC 820). Due to the lower level of trading activity in municipal bonds, the fair market values of these investments are measured based on other inputs such as inputs that are observable or can be corroborated by observable market data for similar assets with substantially the same terms (“Level 2 inputs” under FASB ASC 820). We obtain our fair value information via our bond accounting vendor. This vendor obtains municipal bond market pricing from Interactive Data, a provider of third-party financial market data. The Company does not adjust market pricing received from this vendor, but we do request that a qualified analyst review each municipal bond in the portfolio to determine if any other information is available that would call into question the market values used.

Other investments include stock in the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank. These stocks are held at amortized cost because they have no quoted market value and have historically been redeemed at par value. However, there can be no assurance that these stocks will, in fact, be redeemed at cost in the future.

As of March 31, 2011, investments available for sale had a net unrealized gain of $87,678. As of March 31, 2011, the Company held thirteen investments in an unrealized loss position, but none of the investments had been in an unrealized loss position for 12 months or more.  Based on its other-than-temporary impairment analysis at March 31, 2011, the company concluded that gross unrealized losses were not other-than-temporary.

Loans
The following table summarizes the composition of our loan portfolio.

	March 31, 2011		December 31, 2010

	Amount	% of Loans	Amount	% of Loans
Commercial and industrial	$11,854,650	10.3%	$12,580,841	10.5%
Real Estate – construction	38,196,154	33.3	41,855,338	34.9
Real Estate – mortgage
1-4 family residential	19,676,118	17.2	19,604,943	16.3
Nonfarm, nonresidential	42,343,187	37.0	43,080,225	36.0
Multifamily residential	1,772,888	1.6	1,793,400	1.5
Consumer installment	742,890	.6	999,453	.8
Total Loans	$114,585,887	100.0%	$119,914,200	100.0%
Less allowance for loan losses	(2,627,309)		(2,703,430)
Net Loans	$111,958,578		$117,210,770

Allowance for loan losses

Portfolio Segmentation Methodology

The provision for loan losses charged to operating expenses reflects the amount deemed appropriate by management to establish an adequate reserve to meet the probable loan losses incurred in the current loan portfolio. Management’s judgment is based on periodic and regular evaluation of individual loans, the overall risk characteristics of the various portfolio segments, past experience with losses, delinquency trends, and prevailing economic conditions. To estimate the amount of allowance necessary the Company separates the portfolio into segments. The portfolio is first separated into groups according to the internal loan rating assigned by management. Loans rated “Other Assets Especially Mentioned” (“OAEM”), “Substandard” “Doubtful” or “Loss,” as defined in the Bank’s loan policy, are evaluated individually for impairment. The Company uses regulatory call report codes to stratify the remaining portfolio and tracks the Bank’s own charge-offs and those of peer banks using FDIC Call Report data. The Bank’s own charge-off ratios by call report code are used to project potential loan losses in the future on loans that are rated “Satisfactory” or better. Charge-off ratios may be increased or decreased based on other environmental factors which may need to be considered, such as unemployment rates and volatility of real estate values. While management uses the best information available to it to make evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations. The allowance for loan losses is also subject to periodic evaluation by various regulatory authorities and may be subject to adjustment upon their examination.

Credit Quality Indicators
Loans evaluated individually for impairment (including loans rated OAEM, Substandard, Doubtful or Loss as defined in the Bank’s loan policy) totaled approximately $20.5 million as of March 31, 2011 and $20.6 million as of December 31, 2010. The majority of loans evaluated are rated Substandard. The Substandard rating is defined as applicable to loans having a well-defined weakness in the liquidity or net worth of the borrower or the collateral that could jeopardize the liquidation of the debt. Well-defined weaknesses could include deterioration in the borrower’s financial condition or cash flows, significant changes in the value of underlying collateral, and other indicators.

Delinquent loans and loans on non-accrual are presented by call report category in the table below.

	March 31, 2011		December 31, 2010
	Past due 30-89 Days	Nonaccrual or Past due over 90 Days	Past due 30-89 Days	Nonaccrual or Past due over 90 Days

Loans secured by real estate – construction	$2,468,819	$4,591,977	$891,035	$7,218,012
Loans secured by real estate – single family	1,553,662	1,921,343	1,977,519	1,522,290
Loans secured by real estate –nonfarm, nonresidential	-	248,595	-	-
Commercial and industrial loans	76,248	992,027	-	992,027
Loans to consumers	435	-	-	-
Total	$4,099,164	$7,753,942	$2,868,554	$9,732,329

Management closely monitors delinquent loans. The increase in loans past due 30 to 89 days as of March 31, 2011 in comparison to December 31, 2010 is primarily due to one relationship.  Management has evaluated that relationship and believes that sufficient collateral exists to cover the Company’s investment in the loan.

Impaired loans by portfolio segment, the majority of which are included in the table above, as of the dates indicated, were as follows:

	March 31, 2011		December 31, 2010

	Impaired Loans	% of Total	Impaired Loans	% of Total
Commercial and industrial	$1,125,096	12.9%	$1,129,662	10.6%
Real Estate – construction	4,885,143	56.1	7,218,013	67.8
Real Estate – mortgage
1-4 family residential	1,976,961	22.7	2,137,335	20.1
Nonfarm, nonresidential	724,779	8.3	152,310	1.4
Consumer installment	1,675	-	1,869	-

Total impaired loans (1)	8,713,654	100.0%	10,639,189	100.0%
Less related allowance for loan losses	(368,062)		(348,436)
Net nonperforming loans	$8,345,592		$10,290,753
(1)	Includes loans on nonaccrual.

The Bank accounts for impaired loans in accordance with a financial accounting standard that requires all lenders to value a loan at the loan’s fair value if it is probable that the lender will be unable to collect all amounts due according to the terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis taking into consideration all the circumstances of the loan and the borrower, including the length of the delay, reasons for the delay, the borrower’s payment record and the amount of the shortfall in relation to the principal and interest owed. The fair value of an impaired loan may be determined based upon the present value of expected cash flows, market price of the loan, if available, or value of the underlying collateral. Expected cash flows are required to be discounted at the loan’s effective interest rate. The Bank’s loan portfolio is largely dependent on collateral for repayment if the borrower’s financial position deteriorates. Therefore, the most common type of valuation is to determine collateral value less disposal costs in order to determine carrying values for loans deemed impaired.

Loans which management identifies as impaired generally will be nonperforming loans or restructured loans. Nonperforming loans include nonaccrual loans or loans which are 90 days or more delinquent as to principal or interest payments. As of March 31, 2011, the Bank had nonaccrual loans of $7.75 million representing 25 loans, a decrease of $2.0 million from December 31, 2010. With the exception of one loan in the amount of $1.0 million, these loans are secured by real estate. In addition to loans on nonaccrual, as of March 31, 2011, management considers another $959,712 of loans impaired. These additional impaired loans are generally restructured loans defined as “troubled debt restructurings” (“TDR’s”). Management routinely assesses the collateral and other circumstances associated with impaired loans in an effort to determine the amount of potential impairment. These loans are currently being carried at management’s best estimate of net realizable value, although no assurance can be given that no further losses will be incurred on these loans until the collateral has been acquired and liquidated or other arrangements can be made.  The foreclosure process is lengthy (generally a minimum of six months and often much longer), so loans may be on nonaccrual status for a significant time period prior to moving to other real estate owned and sold. As soon as the amount of impairment is estimable, the amount of principal impairment is generally charged against the allowance for loan losses. However, until losses and selling costs can be estimated via appraisal or other means, a portion of the allowance may be allocated to specific impaired loans. The timing of the appraisal varies from loan to loan depending on the Bank’s ability to access the property.  As of March 31, 2011 the allowance for loan losses included approximately $368,062 of reserves specifically related to impaired loans.

Management’s estimates of net realizable value or fair value of real estate collateral are obtained (on a nonrecurring basis) using independent appraisals, less estimated selling costs. Estimates of net realizable value for equipment and other types of personal property collateral are estimated based on input from equipment dealers and other professionals. If an appraisal is not available or management determines that fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as determined by Level 3 inputs as defined by FASB ASC 820, “Fair Value Measurements and Disclosures”.

Management identifies and maintains a list of potential problem loans. These are loans that are not included in nonaccrual status or impaired loans. A loan is added to the potential problem list when management becomes aware of information about possible credit problems of borrowers that causes serious doubts as to the ability of such borrowers to comply with the current loan repayment terms. These loans are designated as such in order to be monitored more closely than other credits in the Bank’s portfolio. There were loans in the amount of $1.2 million that have been determined by management to be potential problem loans at March 31, 2011. These loans are generally secured by real estate, and in many cases have been reappraised. Should potential problem loans become impaired, management will charge-off any impairment amount as soon as the amount of impairment can be determined.

Activity in the allowance for loan losses for the first three months of 2011 and 2010 is presented below.

	Three months ended March 31, 2011	Three months ended March 31, 2010
Allowance for loan losses, beginning of year	$2,703,430	$2,695,337
Provision for losses	150,000	620,000
Charge-offs
Real estate- construction	231,121	177,967
Real estate- 1-4 family residential	-	92,002
Total charge-offs	231,121	269,969
Recoveries
Commercial and industrial	5,000	-
Total recoveries	5,000	-
Net charge-offs	226,121	269,969
Allowance for loan losses, end of period	$2,627,309	$3,045,368
Nonaccruing loans to gross loans at end of period	6.77%	5.98%
Net charge-offs to average loans outstanding	(.19%)	(.20%)
Net charge-offs to loans at end of period	(.20%)	(.20%)
Allowance for loan losses to average loans	2.24%	2.24%
Allowance for loan losses to loans at end of period	2.29%	2.28%
Net charge-offs to allowance for loan losses	(8.61%)	(8.87%)
Net charge-offs to provision for loan losses	(150.7%)	(43.5%)

Other real estate owned

As of March 31, 2011 the Company held other real estate owned as a result of foreclosures totaling $12.8 million representing 46 properties. Of the total recorded amount, $6.9 million relates to collateral formerly securing construction and land development loans, $4.5 million relates to properties formerly securing single family residential loans, and $1.4 million relates to collateral securing former nonfarm-nonresidential mortgage loans. If, at the time of foreclosure, the fair value is determined to be lower than the Company’s recorded investment, a charge-off is recorded at that time. If an appraisal is available, the appraisal will be used to estimate fair value. If an appraisal is not available or management determines that fair value of the collateral is further impaired below the appraised value and there is not an observable market price, the Company records the asset as determined by Level 3 inputs as defined by FASB ASC 820. If the property has been held for longer than one year, the Company’s policy is to arrange for an updated appraisal, unless the circumstances of the property indicate that an appraisal is not necessary. If a property is determined to be over-valued upon appraisal, the excess is charged to expense. At March 31, 2011, approximately $1.2 million of other real estate was under contract for sale.  At April 30, 2011, approximately $2.6 million was under contract for sale and expected to close before June 30, 2011.

The Company has acquired a significant number of real estate properties in settlement of loans. A summary of the activity in other real estate owned follows:

	March 31,
	2011	2010

Beginning balance	$10,278,599	$6,712,948
Additions from foreclosures and capitalized improvements	3,095,938	2,443,612
Write downs of value	(36,312)	-
Sales	(507,570)	(1,902,172)
Ending other real estate owned	$12,830,655	$7,254,388

Other assets

As of March 31, 2011 other assets included accrued interest receivable on loans and investment securities available for sale totaling over $585,000, a deferred tax asset of approximately $856,000, prepaid expenses of approximately $719,000 and several miscellaneous items. Prepaid expenses include $563,000 of FDIC premiums for the remainder of 2011 and 2012 that were required to be prepaid to the FDIC in December 2009. The Company also has an income tax receivable of approximately $260,500 as of March 31, 2011. See Note 6 to the unaudited consolidated financial statements above for additional information related to income taxes.

Deposits

The following table shows the average balance amounts and the average rates we paid on deposits for the three months ended March 31, 2011 and 2010.

	Average Deposits
	Three months ended March 31, 2011		Three months ended March 31, 2010
	Amount	Rate	Amount	Rate

Noninterest bearing demand	$11,116,209	-%	$11,226,243	-%
Interest bearing transaction accounts	12,818,962	.43%	12,823,905	.48%
Savings and money market	49,810,542	1.04%	49,075,728	1.77%
Time deposits	67,191,421	1.76%	80,464,063	2.13%
Total average deposits	$140,937,134		$153,589,939

Included in total deposits as of March 31, 2011 were $15.6 million of deposits considered to be brokered deposits based on regulatory definitions. These deposits come from a variety of sources, and are generally fully insured by FDIC. The Company uses brokered deposits to fund various maturities that may not be attractive to customers in the local market area or to supplement local time deposits when interest rates offered locally are higher than interest rates on similar products in other markets. Pursuant to a formal agreement the Bank entered into with the Office of the Comptroller of the Currency (“OCC”) on May 12, 2010, the Bank is currently required to obtain a determination of no supervisory objection from the OCC prior to accepting or renewing brokered deposits.

Borrowings

The Bank’s outstanding borrowings are described in the following table. The amounts listed as broker repurchase agreements are collateralized borrowings from other institutions. Retail repurchase agreements with the Bank’s customers are not included in the table below.

Borrowings at or for the three months ended March 31, 2011

	Ending Balance	Period- End Rate	Maximum Month-end Balance	Average Balance	Weighted Average Rate Paid
Federal Home Loan Bank advances	$2,554,630	3.78%	$2,579,769	$3,151,996	3.46%
Broker repurchase agreements	$5,000,000	3.48%	$5,000,000	$5,000,000	3.55%

Of the $2.55 million of FHLB advances outstanding, $554,630 are principal reducing credits with final maturities in 2013 through 2015. The remaining $2.0 million is a convertible advance with a final maturity in 2018.

Of the $5.0 million of broker repurchase agreements outstanding, $2.0 million has a final maturity in January, 2013 and $3.0 million has a final maturity in January, 2015. Both are callable, quarterly, beginning on January 10, 2010 and January 15, 2012, respectively.

Estimated Fair Value of Financial Instruments

The estimated fair values of the Company's financial instruments were as follows:

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and due from banks	$6,987,595	$6,987,595	$7,043,911	$7,043,911
Federal funds sold	7,610,000	7,610,000	5,110,000	5,110,000
Investment securities	25,314,178	25,314,178	24,655,686	24,655,686
Loans, gross	114,585,887	114,793,806	119,914,200	120,947,231
Cash surrender value of life insurance policies	1,924,912	1,924,912	1,908,112	1,908,112
Financial Liabilities
Deposits	145,023,014	143,415,535	140,646,392	139,176,006
Customer sweep accounts	667,249	667,249	895,937	895,937
Customer repurchase agreements	2,050,000	2,050,000	2,050,000	2,137,395
Borrowings from FHLB	2,554,630	2,675,364	6,592,338	6,731,378
Broker repurchase agreements	5,000,000	5,278,341	5,000,000	5,212,655

The table below presents the balances of assets measured at fair value on a recurring or nonrecurring basis by level within the hierarchy of inputs that may be used to measure fair value.

	March 31, 2011
	Total	Level 1	Level 2	Level 3
Investment securities, recurring	$25,314,178	$15,884,963	$8,365,865	$1,063,350
Other real estate owned, nonrecurring	$12,830,655	$-	$-	$12,830,655
Impaired loans, nonrecurring	$8,713,654	$-	$-	$8,713,654
	December 31, 2010
Investment securities, recurring	$24,655,686	$15,369,729	$8,222,607	$1,063,350
Other real estate owned, nonrecurring	$10,278,599	$-	$-	$10,278,599
Impaired loans, nonrecurring	$10,639,189	$-	$-	$10,639,189

The table below represents the activity in Level 3 assets that are measured at fair value on a recurring basis for the period January 1, 2011 to March 31, 2011.

Other Investments
Beginning balance	$1,063,350
Total realized and unrealized gains or losses:
Included in earnings	-
Included in other comprehensive income	-
Purchases	-
Sales	-
Principal reductions	-
Transfers in and/or out of Level 3	-
Ending balance	$1,063,350

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of liabilities. The Company manages both assets and liabilities to achieve appropriate levels of liquidity. Cash and short-term investments are the Company’s primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. The investment portfolio is the Company’s principal source of secondary asset liquidity. However, the availability of this source of funds is influenced by market conditions. Individual and commercial deposits and borrowings are the Company’s primary source of funding for credit activities. The Company has a line of credit with the FHLB of Atlanta. The FHLB line is based on the availability of eligible collateral, with a maximum borrowing capacity of 10% of Bank assets. The Bank currently has $2.6 million borrowed under the FHLB line. Approximately $14.8 million is available under the FHLB line, assuming adequate collateral is available for pledging. The Bank also has arrangements in place to borrow from the Federal Reserve Discount Window if necessary. The amount of collateral fluctuates with the borrowing base, which is based on a percentage of the outstanding balance of eligible loan collateral. Management believes that the Company’s liquidity sources are adequate to meet its operating needs.

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

At March 31, 2011, the Bank had issued commitments to extend credit of $9.0 million through various types of lending arrangements and overdraft protection arrangements. Of that amount, approximately $3.1 million was undisbursed amounts of closed-end loans, $1.1 million was related to unused overdraft protection, and approximately $4.8 million was related to lines of credit. The Bank also had standby letters of credit outstanding of approximately $635,761 at March 31, 2011. An immaterial amount of fees were collected related to these commitments and letters of credit during the three-month period ended March 31, 2011. Historically many of these commitments and letters of credit expire unused, and the total amount committed as of March 31, 2011 is not necessarily expected to be funded.

The Bank offers an automatic overdraft protection product to checking account customers. Each qualified account with the automatic overdraft protection feature can have up to $500 of paid overdrafts. Unused overdraft protection was $1.1 million as of March 31, 2011, the majority of which is not expected to be utilized. As of March 31, 2011, accounts in overdraft status totaled $14,113.

Capital Resources

The capital base for the Company increased by $135,355 for the first three months of 2011. This was due to stock based compensation activity, and increases in accumulated other comprehensive income, partially offset by a small net loss. Stock based compensation activity includes the impact of accounting requirements on unexercised options. The Company’s ending equity to asset ratio was 10.6% as of March 31, 2011.

The following table details return on average assets (net income divided by average total assets, annualized in 2011), return on average equity (net income divided by average total equity, annualized in 2011), the ratio of average equity to average assets and the Dividend Payout Ratio (dividends paid divided by net income) as of and for the three months ended March 31, 2011 and as of and for the year ended December 31, 2010. The annualized return on assets and return on equity for the first three months of 2011 have improved compared to return on assets and return on equity for the year ended December 31, 2010. However, annualized results for the first three months of 2011 may not be indicative of actual annual results for 2011.

	Three- month period ended March 31, 2011	Year ended December 31, 2010
	(annualized)
Return on average assets	(.04%)	(.27%)
Return on average equity	(.35%)	(2.72%)
Ratio of average equity to average assets	10.6%	9.93%
Dividend payout ratio	-%	-%

The FDIC has established guidelines for capital requirements for banks. As of March 31, 2011, the Bank is considered well capitalized based on the capital levels that are required to be maintained according to FDIC guidelines as shown in the following table.

Capital Ratios	Actual		Well Capitalized Requirement Under Prompt Corrective Action Provisions		Adequately Capitalized Requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2011:	(Dollars in thousands)
Total capital to risk weighted assets	$19,146	14.0%	$13,701	10.0%	$10,961	8.0%
Tier 1 capital to risk weighted assets	$17,413	12.7%	$8,221	6.0%	$5,480	4.0%
Tier 1 capital to average assets	$17,413	10.2%	$8,505	5.0%	$6,804	4.0%

As of December 31, 2010:
Total capital to risk weighted assets	$19,307	13.8%	$14,043	10.0%	$11,234	8.0%
Tier 1 capital to risk weighted assets	$17,531	12.5%	$8,426	6.0%	$5,617	4.0%
Tier 1 capital to average assets	$17,531	9.8%	$8,985	5.0%	$7,188	4.0%

In addition to the FDIC requirements shown above, the Bank is currently required to maintain individual minimum capital ratios by the OCC. Those required ratios are: Total capital to risk weighted assets- 12.0%; Tier 1 capital to risk weighted assets – 11.0%; and Tier 1 capital to average assets- 9.0%. As of March 31, 2011 the Bank exceeded the additional capital requirements required by the OCC.

The Federal Reserve has also established guidelines for capital requirements for bank holding companies that are similar to the FDIC’s guidelines for banks. At March 31, 2011 the Company exceeded all of the minimum requirements of the Federal Reserve guidelines.

Regulatory Actions

The Company has entered into a memorandum of understanding with the Federal Reserve Bank of Richmond (“FRB”). The memorandum of understanding requires the Company to seek permission from the FRB before it takes certain actions such as payment of cash dividends, redemption of outstanding stock, etc. The Company believes it is in compliance with the memorandum of understanding with the FRB as of March 31, 2011.

On May 12, 2010, the Bank entered into a formal agreement with the OCC for the Bank to take various actions with respect to the operation of the Bank. The actions include creation of a committee of the Bank's board of directors to monitor compliance with the agreement and make quarterly reports to the board of directors and the OCC; assessment and evaluation of management and members of the board; development, implementation and adherence to a written program to improve the bank's loan portfolio management; protection of its interest in its criticized assets, implementation of a program that identifies and manages concentrations of credit risk; extension of the Bank’s strategic plan; extension of the Bank’s capital program and profit plan; additional plans for ensuring that the level of liquidity at the Bank is sufficient to sustain the current operations and withstand any anticipated or extraordinary demand; and a requirement for obtaining a determination of no supervisory objection from the OCC before accepting brokered deposits. The substantive actions called for by the agreement should strengthen the Bank and make it more efficient in the long-term. The Bank believes it is in compliance with the requirements included in the formal agreement at March 31, 2011.

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

Cornerstone Bancorp
(Registrant)

By:	s/J. Rodger Anthony	Date: May 12, 2011
J. Rodger Anthony
Chief Executive Officer

By:	s/Jennifer M. Champagne	Date: May 12, 2011
Jennifer M. Champagne
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)