Form 10-Q
period 2011-06-30
CORNERSTONE BANCORP/SC
filed 2011-08-11
CIK 1087455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2011

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ] (This is the first report for which an interactive Data File is required to be filed and posted.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes    [X]   No

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
Common Stock - No Par Value, 2,210,769 shares outstanding on August 1, 2011

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

CORNERSTONE BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
	2011	2010
Assets	(Unaudited)

Cash and due from banks	$7,485,196	$7,043,911
Federal funds sold	6,120,000	5,110,000
Cash and cash equivalents	13,605,196	12,153,911

Investment securities
Available for sale	27,320,193	23,592,336
Other investments	984,350	1,063,350

Loans, net	104,671,708	117,210,770
Property and equipment, net	5,120,273	5,230,835
Cash surrender value of life insurance policies	1,941,712	1,908,112
Real estate acquired in foreclosure	13,118,039	10,278,599
Other assets	2,090,977	2,530,552
Total assets	$168,852,448	$173,968,465

Liabilities and Shareholders’ Equity

Liabilities
Deposits
Noninterest bearing	$12,975,769	$10,382,882
Interest bearing	127,243,643	130,263,510
Total deposits	140,219,412	140,646,392
Retail repurchase agreements and sweeps	1,897,276	2,945,937
Borrowings from Federal Home Loan Bank of Atlanta	2,516,922	6,592,338
Broker repurchase agreements	5,000,000	5,000,000
Other liabilities	640,152	425,086

Total liabilities	150,273,762	155,609,753

Shareholders’ equity
Preferred stock, 10,000,000 shares authorized, 1,038 shares issued	998,538	998,538
Common stock, no par value, 20,000,000 shares authorized, 2,210,769 shares issued	18,885,274	18,859,924
Retained deficit	(1,619,421)	(1,418,781)
Accumulated other comprehensive income (loss)	314,295	(80,969)

Total shareholders’ equity	18,578,686	18,358,712

Total liabilities and shareholders’ equity	$168,852,448	$173,968,465

The accompanying notes are an integral part of these consolidated financial statements.

CORNERSTONE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Interest and Dividend Income
Interest and fees on loans	$1,499,870	$1,775,594	$3,091,934	$3,544,876
Investment securities	225,060	232,420	413,751	500,662
Federal funds sold and interest bearing balances	3,154	4,682	6,661	7,062
Total interest income	1,728,084	2,012,696	3,512,346	4,052,600

Interest Expense
Deposits	388,576	597,554	820,964	1,249,559
Borrowings	74,616	94,107	152,626	210,481
Total interest expense	463,192	691,661	973,590	1,460,040

Net Interest Income	1,264,892	1,321,035	2,538,756	2,592,560
Provision for Loan Losses	110,000	280,000	260,000	900,000

Net interest income after provision for loan losses	1,154,892	1,041,035	2,278,756	1,692,560

Noninterest Income
Service charges on deposit accounts	129,531	138,148	242,566	264,552
Other	57,183	49,595	100,114	95,394
Total noninterest income	186,714	187,743	342,680	359,946

Noninterest Expense
Salaries and employee benefits	553,384	563,376	1,104,128	1,128,485
Premises and equipment	131,826	139,061	267,741	284,982
Loss on sale of foreclosed property	24,421	94,956	50,399	99,143
Foreclosed property expenses	403,606	102,149	542,762	221,139
Professional and regulatory fees	153,107	125,791	302,736	253,849
Data processing	60,698	59,297	117,708	114,142
Supplies	25,496	16,921	45,115	34,099
Advertising	4,955	4,815	15,419	10,553
Other	168,516	197,067	376,068	379,743
Total noninterest expense	1,526,009	1,303,433	2,822,076	2,526,135
Net loss before taxes	(184,403)	(74,655)	(200,640)	(473,629)
Income tax benefit	-	(52,355)	-	(210,754)
Net loss	(184,403)	(22,300)	(200,640)	(262,875)
Preferred stock dividend accumulated	(20,703)	-	(41,179)	-
Income (loss) available to common shareholders	$(205,106)	$(22,300)	$(241,819)	$(262,875)

Loss Per Common Share
Basic	$(.09)	$(.01)	$(.11)	$(.12)
Diluted	$(.09)	$(.01)	$(.11)	$(.12)
Weighted Average Shares Outstanding
Basic	2,210,769	2,210,769	2,210,769	2,210,769
Diluted	2,210,769	2,210,769	2,210,769	2,210,769

The accompanying notes are an integral part of these consolidated financial statements.

CORNERSTONE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
For the six months ended June 30, 2011 and 2010

(Unaudited)

	Preferred Stock		Common stock		Retained	Accumulated other comprehensive	Total shareholders’
	Shares	Amount	Shares	Amount	deficit	income (loss)	equity

Balance, December 31, 2009	-	-	2,105,738	$18,799,728	$(921,014)	$160,691	$18,039,405
Net loss	-	-	-	-	(262,875)	-	(262,875)
Other comprehensive income, net of income taxes
Unrealized gain on investment securities, net	-	-	-	-	-	287,856	287,856
Comprehensive income	-	-	-				24,981
Stock based compensation	-	-	-	30,610	-	-	30,610
Stock dividend declared (5%), recorded as a stock split	-	-	105,031	(1,024)	-	-	(1,024)

Balance, June 30, 2010	-	$-	2,210,769	$18,829,314	$(1,183,889)	$448,547	$18,093,972

Balance, December 31, 2010	1,038	$998,538	2,210,769	$18,859,924	$(1,418,781)	$(80,969)	$18,358,712
Net loss	-	-	-	-	(200,640)	-	(200,640)
Other comprehensive income, net of income taxes
Unrealized gain on investment securities, net	-	-	-	-	-	395,264	395,264
Comprehensive income							194,624
Stock based compensation	-	-	-	25,350	-	-	25,350

Balance, June 30, 2011	1,038	$998,538	2,210,769	$18,885,274	$(1,619,421)	$314,295	$18,578,686

The accompanying notes are an integral part of these consolidated financial statements.

CORNERSTONE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
	2011	2010
Operating Activities
Net loss	$(200,640)	$(262,875)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	263,287	233,753
Provision for loan losses	260,000	900,000
Write-down of other real estate owned	333,830	19,064
Non-cash option expense	25,350	30,610
Loss on sale of foreclosed property	50,399	99,143
Loss on retirement of fixed assets	3,539	-
Changes in operating assets and liabilities
Change in interest receivable	26,670	35,686
Change in other assets	379,305	513,213
Change in other liabilities	11,443	(153,932)

Net cash provided by operating activities	1,153,183	1,414,662

Investing Activities
Proceeds from maturities and principal repayments of available for sale securities	1,902,877	5,098,636
Purchase of investment securities available for sale	(5,176,867)	(499,000)
Proceeds from sale of foreclosed property	1,999,740	3,007,284
Purchase of Federal Reserve Bank stock	(17,900)	-
Redemption of FHLB stock	96,900	-
Purchase of property and equipment	(11,669)	(74,302)
Capitalization of improvements to foreclosed property	(171,976)	(198,761)
Proceeds from sale of fixed assets	425	-
Net decrease in loans to customers	7,227,629	4,243,407

Net cash provided by investing activities	5,849,159	11,577,264

Financing Activities
Net increase (decrease) in demand, savings and time deposits	(426,980)	70,956
Net decrease in customer repurchase agreements	(1,048,661)	(538,351)
Repayment of FHLB advances	(4,075,416)	(1,575,417)
Cash paid in lieu of fractional shares related to stock dividend	-	(1,024)

Net cash used by financing activities	(5,551,057)	(2,043,836)
Net increase in cash and cash equivalents	1,451,285	10,948,090
Cash and Cash Equivalents, Beginning of Period	12,153,911	6,039,596

Cash and Cash Equivalents, End of Period	$13,605,196	$16,987,686

Supplemental Information
Cash paid for interest	$1,009,384	$1,487,505
Cash paid (refund received) for income taxes	$(208,897)	$-
Non-cash Supplemental Information
Loans transferred to other real estate owned	$5,051,433	$4,341,030
Loans charged-off, net	$(458,003)	$(763,907)

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

Note 2. Earnings per Share
Financial Accounting Standards Board (FASB”) Accounting Standards Codification (“ASC”) 260, "Earnings per Share," requires that the Company present basic and diluted net income (loss) per common share. The assumed conversion of stock options creates the difference between basic and diluted net income per share. Income per share is calculated by dividing net income by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares outstanding for basic and diluted net loss per common share for the three month period ended June 30, 2011 and 2010 was 2,210,769 shares. Outstanding options were excluded from the loss per share calculation because they are anti-dilutive for the three-month periods ended June 30, 2011 and 2010. The weighted average number of common shares outstanding for basic and diluted net loss per common share for the six month period ended June 30, 2011 and 2010 was 2,210,769 shares. Outstanding options were excluded from the loss per share calculation because they are anti-dilutive for the six-month periods ended June 30, 2011 and 2010. The calculations of earnings per share for the quarter and six months ended June 30, 2010 include the effect of the 5% stock dividend declared on April 13, 2010 as if it had been declared on January 1, 2010.

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

For the three and six months ended June 30, 2011, the Company expensed $12,675 and $25,350, respectively, related to options granted in previous years. The expense is included in salaries and employee benefits in the accompanying consolidated statements of income.

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

Note 5. Concentrations of credit risk
The Bank makes loans to individuals and small businesses located primarily in upstate South Carolina for various personal and commercial purposes. The Bank monitors the portfolio for concentrations of credit on a quarterly basis using North American Industry Codes, (“NAIC”) and using definitions required by regulatory agencies. The Bank has loans in three NAIC categories of which each represents more than 10% of the portfolio. The NAIC concentrations are 13.4% in Residential Building Construction, 12.2% in Accommodation and Food services, and 22.9% in Real Estate Rental and Leasing. The portfolio also has loans representing 19 other NAIC categories.

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

The Bank does not make long term (more than 15 years) mortgage loans to be held in its portfolio, and does not offer loans with negative amortization features or long-term interest only features, or loans with loan to collateral value ratios in excess of 100% at the time the loan is made. The Bank does offer loan products with features that can increase credit risk during periods of declining economic conditions, such as adjustable rate loans, short-term interest-only loans, and loans with amortization periods that differ from the maturity date (i.e., balloon payment loans). However, the Bank evaluates each customer’s creditworthiness based on the customer’s individual circumstances, and current and expected economic conditions, and underwrites and monitors each loan for associated risks. Loans made with exceptions to internal loan guidelines and those with loan-to-value ratios in excess of regulatory loan-to-value guidelines are monitored and reported to the Board of Directors on a monthly basis. The regulatory loan-to-value guidelines permit exceptions to the guidelines up to a maximum of 30% of total capital for commercial loans and exceptions for all types of real estate loans up to a maximum of 100% of total capital. As of June 30, 2011, the Bank had $7.2 million of loans which exceeded the regulatory loan to value guidelines. This amount is within the maximum allowable exceptions to the guidelines. Of the $7.2 million of loans with exceptions to the regulatory loan to value guidelines, $5.4 million or 75% were not exceptions at the time the loans were made, but became exceptions upon reappraisal. Management routinely reappraises real estate collateral based on specific criteria and circumstances. If additional collateral is available, the Bank may require the borrower to commit additional collateral to the loan or take other actions to mitigate the Bank’s risk.

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

The estimated fair values of the Company's financial instruments were as follows:

	June 30, 2011		December 31, 2010
Financial Assets	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and due from banks	$7,485,196	$7,485,196	$7,043,911	$7,043,911
Federal funds sold	6,120,000	6,120,000	5,110,000	5,110,000
Investment securities	27,320,193	27,320,193	24,655,686	24,655,686
Loans, gross	107,177,135	107,668,005	119,914,200	120,947,231
Cash surrender value of life insurance policies	1,941,712	1,941,712	1,908,112	1,908,112
Financial Liabilities
Deposits	140,219,412	138,361,789	140,646,392	139,176,006
Customer sweep accounts	197,276	197,276	895,937	895,937
Customer repurchase agreements	1,700,000	1,770,323	2,050,000	2,137,395
Borrowings from FHLB	2,516,922	2,664,242	6,592,338	6,731,378
Broker repurchase agreements	5,000,000	5,199,454	5,000,000	5,212,655

The table below presents the balances of assets measured at fair value on a recurring or nonrecurring basis by level within the hierarchy of inputs that may be used to measure fair value.

	June 30, 2011
	Total	Level 1	Level 2	Level 3
Investment securities, recurring	$28,304,543	$18,797,345	$8,522,848	$984,350
Other real estate owned, nonrecurring	$13,118,039	$-	$-	$13,118,039
Impaired loans, nonrecurring	$9,556,161	$-	$-	$9,556,161

	December 31, 2010
Investment securities, recurring	$24,655,686	$15,369,729	$8,222,607	$1,063,350
Other real estate owned, nonrecurring	$10,278,599	$-	$-	$10,278,599
Impaired loans, nonrecurring	$10,639,189	$-	$-	$10,639,189

During the six months ended June 30, 2011, there were no significant transfers of assets between categories.

The table below represents the activity in Level 3 assets that are measured at fair value on a recurring basis for the period January 1, 2011 to June 30, 2011.

Other Investments
Beginning balance	$1,063,350
Total realized and unrealized gains or losses:
Included in earnings	-
Included in other comprehensive income	-
Purchases	17,900
Sales (redemption by FHLB Atlanta)	(96,900)
Principal reductions	-
Transfers in and/or out of Level 3	-
Ending balance	$984,350

Note 8. Cumulative Perpetual Preferred Stock (8%)
During the third quarter of 2010, the Company offered up to $2,500,000 of 8% Series A Cumulative Perpetual Preferred Stock (“the Preferred”) to accredited investors and up to 35 non-accredited investors. The Preferred was offered by the Company’s directors and executive officers, and no selling agents or underwriters were used. 1,038 shares of the Preferred were sold. Proceeds of the offering, net of offering expenses totaled $998,538. The Preferred is scheduled to pay a dividend quarterly. However, the Federal Reserve has declined to approve the dividends scheduled for payment to date. Dividends that have accumulated but have not been declared or accrued total $71,338 as of June 30, 2011.

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

In April 2011, FASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a TDR.   The determination is based on both whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties. Disclosures related to TDRs under ASU 2010-20 will be effective for reporting periods beginning after June 15, 2011.  The standard is not expected to have a material effect on the financial statements.

In April 2011, the criteria used to determine effective control of transferred assets in the Transfers and Servicing topic of the ASC was amended by ASU 2011-03.  The requirement for the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms and the collateral maintenance implementation guidance related to that criterion were removed from the assessment of effective control.  The other criteria to assess effective control were not changed.  The amendments are effective for the Company beginning January 1, 2012 but are not expected to have a material effect on the financial statements.

ASU 2011-04 was issued in May 2011 to amend the Fair Value Measurement topic of the ASC by clarifying the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements.  The amendments will be effective for the Company beginning January 1, 2012 but are not expected to have a material effect on the financial statements.

The Comprehensive Income topic of the ASC was amended in June 2011.  The amendment eliminates the option to present other comprehensive income as a part of the statement of changes in stockholders’ equity.  The amendment requires consecutive presentation of the statement of net income and other comprehensive income and requires an entity to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements.  The amendments will be applicable to the Company on January 1, 2012 and will be applied retrospectively.  They are not expected to have an effect on the financial statements.

Accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

CAUTIONARY NOTICE WITH RESPECT TO FORWARD LOOKING STATEMENTS

Statements included in this report which are not historical in nature are intended to be, and are hereby identified as “forward looking statements” for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “estimate,” “project,” “intend,” “expect,” “believe,” “anticipate,” “plan,” “may,” “will,” “should,” “could,” “would,” “assume,” “indicate,” “contemplate,” “seek,” “target,” “potential,” and similar expressions identify forward-looking statements. The Company cautions readers that forward looking statements including without limitation, those relating to the Company’s future business prospects, revenues, working capital, adequacy of the allowance for loan losses, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ from those indicated in the forward looking statements, due to several important factors identified in this report, among others, and other risks and factors identified from time to time in the Company’s other reports filed with the Securities and Exchange Commission.

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

Effect of Economic Trends

Problems in the economy over the last three years have adversely impacted the ability of some borrowers to repay their loans. Although the Company’s market area has not experienced the negative effects of the recession and declines in real estate markets to the same extent as some other markets in the country, these factors have had a significant effect on our operations as evidenced by the increases in our potential problem loans, charge-offs, nonaccrual loans and real estate owned. The majority of problem loans in 2010 and through the first six months of 2011 were real estate loans. These loans were often collateralized by newly constructed homes or undeveloped land and were foreclosed on after real estate sales in the Company’s market area decreased significantly beginning in the summer of 2008. Borrowers were generally builders and developers who did not have the cash flow required to support the level of inventory financed with area banks. The process of foreclosure in South Carolina is lengthy and expensive. The impact of foregone interest on nonaccruing loans in the process of foreclosure, combined with attorneys’ fees, property taxes, and costs to sell repossessed property negatively impacted the Company’s income in 2010 and 2011. The residential market for single family homes in South Carolina has a significant inventory of unsold homes. This inventory will take time for the market to absorb and the Company expects to continue through 2011 and into 2012 with elevated other real estate owned balances. As of June 30, 2011, the Company had $1.4 million of other real estate under contract for sale, and expects such contracts to close before September 30, 2011. The real estate and construction industries have been significant employers in the past in South Carolina, but these industries are not expected to return to pre-2008 levels in the foreseeable future. South Carolina is currently looking to other industries to provide job creation and economic prosperity in the State. The Company expects slow economic improvement in the remainder of 2011 in its market areas.

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

Legislative Proposals

Proposed legislation, which could significantly affect the business of banking, is introduced in Congress and the South Carolina Legislature from time to time. For example, numerous bills are pending in Congress and the South Carolina Legislature to provide various forms of relief to homeowners from foreclosure of mortgages as a result of publicity surrounding economic problems resulting from subprime mortgage lending and the economic adjustments in national real estate markets.  Broader problems in the financial sector of the economy, which became apparent in 2008, have led to numerous calls for, and legislative and regulatory proposals relating to, restructuring of the regulation of financial institutions.  However, several bills have been introduced in Congress to modify or lessen the impact of the Dodd-Frank Act. Management of the Company cannot predict the future course of such legislative proposals or their impact on the Company and the Bank should they be adopted.

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

Results of Operations for the Three Months Ended June 30, 2011 and 2010

Summary
The Company recorded a loss of $184,403 (a loss of $205,106 available to common shareholders or a loss of $.09 per common share) during the second quarter of 2011 compared to a loss of $22,300 during the second quarter of 2010 or $.01 per share, after giving effect to the five percent stock dividend (recorded as a stock split) declared in 2010.  The primary reason for the larger loss was the continuation of decreases in property values and an increase in carrying costs of foreclosed assets. The Bank experienced a net increase in noninterest expense for the quarter in 2011 compared to 2010 that partially offset the gain in income from a lower loan loss provision. The Company is required to annually reappraise foreclosed assets that remain unsold. Property values have continued to decrease in certain areas, such as lake property, and the decrease in value has been reflected in the accompanying consolidated statements of income (loss) as foreclosed property expenses. That category also includes property taxes on foreclosed assets, maintenance costs, and property insurance.

Net Interest Income
Net interest income is the primary driver of net income for the Company. Net interest income is equal to the difference between interest income earned on the Company’s interest earning assets and the interest paid on its interest bearing liabilities. The Company’s net interest margin increased to 3.55% in the second quarter of 2011 from 3.24% in the second quarter of 2010. The primary reason for the increase in the net interest margin was a decrease in the average rate paid on interest bearing liabilities. For the quarter ended June 30, 2011 the Bank paid an average of 1.32% on interest bearing liabilities, compared with an average of 1.76% on interest bearing liabilities in the 2010 quarter. The decrease was primarily attributable to the replacement of maturing higher rate deposits with lower rate deposits.

The table below illustrates the average balances of interest earning assets and interest bearing liabilities and the resulting annualized yields and costs for the three month periods ended June 30, 2011 and 2010.

	June 30, 2011			June 30, 2010
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Investments	$27,580,826	$225,060	3.27%	$26,805,694	$232,420	3.48%
Federal funds sold and other interest-earning deposits	11,619,140	3,154	.11%	14,641,467	4,682	.13%
Loans, excluding nonaccruals	103,764,573	1,499,870	5.80%	122,260,555	1,775,594	5.83%

Total interest earning assets	142,964,539	1,728,084	4.85%	163,707,716	2,012,696	4.93%

Interest bearing transaction accounts	13,301,881	13,390	.40%	13,230,841	15,251	.46%
Savings and money market	51,936,892	110,345	.85%	51,086,580	193,961	1.52%
Time deposits	65,316,280	264,842	1.63%	77,252,253	388,342	2.02%
Total interest bearing deposits	130,555,053	388,577	1.19%	141,569,674	597,554	1.69%

Retail repurchase agreements and sweeps	2,201,160	6,458	1.18%	2,631,147	9,743	1.49%
Borrowings from FHLB Atlanta	2,535,691	24,123	3.82%	8,187,191	40,330	1.98%
Broker repurchase agreements	5,000,000	44,034	3.53%	5,000,000	44,034	3.53%
Total interest bearing liabilities	$140,291,904	463,192	1.32%	$157,388,012	691,661	1.76%

Net interest income		$1,264,892			$1,321,035
Interest rate spread			3.53%			3.17%
Interest margin			3.55%			3.24%

The Bank, which accounts for all of the Company’s sensitivity to changes in interest rates, measures interest sensitivity using various methods. Using a static GAP measurement, which compares the amount of interest sensitive assets repricing within a one year time period as compared to the amount of interest sensitive liabilities repricing within the same time frame, the Bank’s sensitivity to changes in interest rates can be analyzed. This method does not take into account loan prepayments and other non-contractual changes in balances and the applicable interest rates, but it does give some information as to possible changes in net interest income that could be expected simply as a result of changes in interest rates. As of June 30, 2011, the Bank’s cumulative static GAP ratio was .60 through 12 months assuming all non-maturing deposits reprice immediately and that all securities reprice in the year of their maturity, without regard to calls or principal reductions on mortgage-backed securities. This indicates a liability-sensitive position as of June 30, 2011. However, this measurement is based on assumptions about the repricing of various accounts, which may not occur as they have been modeled. Assuming some non-maturing deposits reprice in periods other than the first twelve months, and accounting for principal reductions on mortgage-backed securities, the Bank’s cumulative static GAP ratio is .94 through 12 months.

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

Provision for loan losses
For the quarter ended June 30, 2011, the Company expensed $110,000 to the provision for loan losses. The Bank sets the allowance for loan loss levels in response to trends in the portfolio and the level of potential problem loans. During the quarter, charge-offs totaled $251,219 and recoveries totaled $19,337.

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

Noninterest income
The primary recurring drivers of noninterest income for the Company and the Bank are service charges on deposit accounts. For the three months ended June 30, 2011, the Company earned $129,531 in service charges on deposit accounts compared to $138,148 for the same period in 2010. The decrease is primarily related to a decrease in insufficient funds charges. Other noninterest income was $57,183 in the second quarter of 2011 compared to $49,595 for the second quarter of 2010.

Noninterest expense
Noninterest expense totaled $1.5 million for the three months ended June 30, 2011 and $1.3 million for the three months ended June 30, 2010. Expense related to other real estate owned increased to $403,606 in the second quarter of 2011 compared to $102,149 in the second quarter of 2010. The increase is primarily due to write downs of value based on new appraisals. However, holding costs also increased year over year. Professional and regulatory fees increased $27,316 as a result of increases in FDIC insurance premiums and an increase in the cost of regulatory examinations.

Results of Operations for the Six Months Ended June 30, 2011 and 2010

Summary
The Company’s net loss for the six months ended June 30, 2011 was $200,640 or ($.11) per common share, compared to a loss of $262,875 or ($.12) per common share for the six months ended June 30, 2010 (including the effect of the five percent stock dividend declared in 2010). The decrease in the net loss is due to a decrease in the provision for loan losses, partially offset by higher noninterest expense.

Net Interest Income
Net interest income was $2.5 million in the first six months of 2011 compared to $2.6 million for the six months ended June 30, 2010. Net interest income was down slightly for the six months ended June 30, 2011 compared to the same period in 2010 primarily because of decreases in earning asset volumes. Average balances of earning assets declined from $164.3 million for the six months ended June 30, 2010 to $142.8 million for the six months ended June 30, 2011. As the economy continues to improve at a very slow pace, demand for loans is very low. Loans are the Company’s highest earning asset type.

The table below illustrates the average balances of interest earning assets and interest bearing liabilities and the resulting annualized yields and costs for the six month periods ended June 30, 2011 and 2010.

	June 30, 2011			June 30, 2010
	Average Balance	Interest Earned	Average Yield/Cost	Average Balance	Interest Earned	Average Yield/Cost
Investments	$25,999,873	$413,751	3.21%	$27,792,125	$500,662	3.63%
Federal Funds Sold	10,504,743	6,661	.13%	11,686,639	7,062	.12%
Loans	106,249,305	3,091,934	5.87%	124,837,141	3,544,876	5.73%
Total interest earning assets	142,753,921	3,512,346	4.96%	164,315,905	4,052,600	4.97%

Interest bearing transaction accounts	13,061,755	27,082	.42%	13,028,496	30,342	.47%
Savings and money market accounts	50,879,521	237,850	.94%	50,086,611	407,989	1.64%
Time deposits	66,248,670	556,032	1.69%	78,849,286	811,228	2.07%

Total interest bearing deposits	130,189,946	820,964	1.27%	141,964,393	1,249,559	1.77%
Retail repurchase agreements and sweeps	2,543,055	14,040	1.11%	2,854,997	22,406	1.58%
Advances from FHLB	2,842,141	51,002	3.62%	8,819,608	100,007	2.29%
Broker repurchase agreements	5,000,000	87,584	3.53%	5,000,000	88,068	3.55%
Total interest bearing liabilities	$140,575,142	973,590	1.40%	$158,638,998	1,460,040	1.86%

Net interest income		$2,538,756			$2,592,560
Interest rate spread			3.56%			3.12%
Interest margin			3.59%			3.18%

Provision for loan losses
The amount of the Company’s provision for loan losses for the six months ended June 30, 2011 was $260,000          compared to $900,000 for the six months ended June 30, 2010. Charge-offs totaled $482,340 during the first half of 2011 compared to $763,907 for the first six months of 2010. Recoveries totaled $24,337 for the first six months of 2011. There were no recoveries in the first six months of 2010. See “Balance Sheet Review- Loans” for additional information on the Company’s loan portfolio and allowance for loan losses.

Noninterest income
Noninterest income for the six months ended June 30, 2011 was $342,680 compared to $359,946 for the six months ended June 30, 2010. For the six-month periods ended June 30, decreases in service charges on deposits in 2011 compared to 2010 were offset by an increase in brokerage income in 2011 compared to 2010.

Noninterest expense
Total noninterest expense for the six months ended June 30, 2011was $2.8 million compared to $2.5 million for the first six months of 2010. Salaries and benefits, occupancy expenses, and other expenses were down slightly in the first half of 2011 compared to the first half of 2010. However, increases in expenses associated with foreclosed property and professional and regulatory fees offset any decreases in other categories in 2011 compared to 2010. Expenses associated with foreclosed properties include recognition of decreases in appraised values as well as holding costs such as property taxes, insurance and maintenance costs. Decreases in appraised values accounted for expense of $333,830 for the first half of 2011 compared to $19,330 for the first half of 2010. The increase is primarily the result of an increase in the number of properties that have been owned for one year. Regulations require that foreclosed property must be reappraised annually. In 2011 appraised values on certain property types have continued to decline. The Company continues to market foreclosed property for sale in an effort to decrease holding costs going forward. However, the inventory of unsold real estate in South Carolina remains high as of June 30, 2011.

Balance Sheet Review
Investments

At June 30, 2011, the Bank held available for sale securities with a fair value of $27.3 million and other investments with an amortized cost of $1.0 million. Available for sale securities include government sponsored enterprise bonds, mortgage-backed securities, and municipal bonds. The fair values of the Company’s available for sale investments, other than municipal bonds, are measured on a recurring basis using quoted market prices in active markets for identical assets and liabilities (“Level 1 inputs” under FASB ASC 820). Due to the lower level of trading activity in municipal bonds, the fair market values of these investments are measured based on other inputs such as inputs that are observable or can be corroborated by observable market data for similar assets with substantially the same terms (“Level 2 inputs” under FASB ASC 820). We obtain our fair value information via our bond accounting vendor. This vendor obtains municipal bond market pricing from Interactive Data, a provider of third-party financial market data. The Company does not adjust market pricing received from this vendor, but we do request that a qualified analyst review each municipal bond in the portfolio to determine if any other information is available that would call into question the market values used.

Other investments include stock in the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank. These stocks are held at amortized cost because they have no quoted market value and have historically been redeemed at par value. However, there can be no assurance that these stocks will, in fact, be redeemed at cost in the future.

As of June 30, 2011, investments available for sale had a net unrealized gain of $476,084. As of June 30, 2011, the Company held three investments in an unrealized loss position, but none of the investments had been in an unrealized loss position for 12 months or more.  Based on its other-than-temporary impairment analysis at June 30, 2011, the Company concluded that gross unrealized losses were not other-than-temporary.

The amortized cost and fair value of investment securities available-for-sale are as follows:

	June 30, 2011
	Amortized	Gross unrealized		Fair
	Cost	Gains	Losses	value
Government sponsored enterprise bonds	$4,487,623	$21,558	$42,043	$4,467,138
Mortgage-backed securities	14,042,384	287,823	-	14,330,207
Municipal bonds	8,314,102	242,075	33,329	8,522,848
Total investment securities available- for-sale	$26,844,109	$551,456	$75,372	$27,320,193

	December 31, 2010
	Amortized	Gross unrealized		Fair
	cost	Gains	Losses	value
Government sponsored enterprise bonds	$4,486,806	$21,597	$131,752	$4,376,651
Mortgage-backed securities	10,909,120	132,800	48,842	10,993,078
Municipal bonds	8,319,212	123,001	219,606	8,222,607
Total investment securities available- for-sale	$23,715,138	$277,398	$400,200	$23,592,336

The amortized cost and fair value of securities at June 30, 2011, by contractual maturity, are shown in the following chart. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2011
	Amortized Cost	Fair Value

Due after one through five years	$1,021,676	$1,069,729
Due after five through ten years	5,421,922	5,473,016
After ten years or no maturity	20,400,511	20,777,448

Total investment securities	$26,844,109	$27,320,193

Loans
The following table summarizes the composition of our loan portfolio.

	June 30, 2011		December 31, 2010
	Amount	% of Loans	Amount	% of Loans
Commercial and industrial	$11,190,226	10.4%	$12,580,841	10.5%
Real Estate – construction	34,331,658	32.0	41,855,338	34.9
Real Estate – mortgage
1-4 family residential	18,180,954	17.0	19,604,943	16.3
Nonfarm, nonresidential	41,009,768	38.3	43,080,225	36.0
Multifamily residential	1,753,751	1.6	1,793,400	1.5
Consumer installment	710,778	.7	999,453	.8
Total Loans	107,177,135	100.0%	119,914,200	100.0%
Less allowance for loan losses	(2,505,427)		(2,703,430)
Net Loans	$104,671,708		$117,210,770

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

Credit Quality Indicators
Loans on the bank’s watch list (including loans rated OAEM, Substandard, Doubtful or Loss as defined in the Bank’s loan policy) totaled approximately $21.5 million as of June 30, 2011 and $20.6 million as of December 31, 2010. Loans evaluated and rated Substandard totaled $14.2 million as of June 30, 2011. The Substandard rating is defined as applicable to loans having a well-defined weakness in the liquidity or net worth of the borrower or the collateral that could jeopardize the liquidation of the debt. Well-defined weaknesses could include deterioration in the borrower’s financial condition or cash flows, significant changes in the value of underlying collateral, and other indicators.  The remaining loans are rated Special Mention ($6.5 million) or Doubtful ($1.0 million). The loan rated Doubtful is rated as such due to the length of time that has been required to resolve the circumstances surrounding the credit and convert the asset back to earning status. There is not expected to be a material loss associated with the loan because assets are available to repay the debt as soon as legal proceedings between the borrowers are completed. These loans are generally reviewed individually to determine which category they will be placed in for purposes of the calculation of the adequacy of the allowance for loan losses.

Delinquent loans and loans on non-accrual are presented by call report category in the table below.

	June 30, 2011		December 31, 2010
	Past due 30-89 Days	Nonaccrual or Past due over 90 Days	Past due 30-89 Days	Nonaccrual or Past due over 90 Days

Loans secured by real estate – construction	$1,730,220	$3,603,636	$891,035	$7,218,012
Loans secured by real estate – single family	829,732	1,968,769	1,977,519	1,522,290
Loans secured by real estate –nonfarm, nonresidential	1,114,662	366,362	-	-
Commercial and industrial loans	70,040	992,027	-	992,027
Loans to consumers	-	-	-	-
Total	$3,744,654	$6,930,794	$2,868,554	$9,732,329

Management closely monitors delinquent loans. The increase in loans past due 30 to 89 days as of June 30, 2011 in comparison to December 31, 2010 is primarily due to two relationships.  Management has evaluated those relationships and believes that sufficient collateral exists to cover the Company’s investment in the loans. The decrease in loans on nonaccrual is primarily due to completion of the foreclosure process.

Impaired loans by portfolio segment, the majority of which are included in the table above, as of the dates indicated, were as follows:

	June 30, 2011		December 31, 2010
	Impaired Loans	% of Total	Impaired Loans	% of Total
Commercial and industrial	$1,121,675	11.7%	$1,129,662	10.6%
Real Estate – construction	5,619,839	58.8	7,218,013	67.8
Real Estate – mortgage
1-4 family residential	1,975,777	20.7	2,137,335	20.1
Nonfarm, nonresidential	838,870	8.8	152,310	1.4
Consumer installment	-	-	1,869	.1

Total impaired loans (1)	9,556,161	100.0%	10,639,189	100.0%
Less related allowance for loan losses	(454,702)		(348,436)
Net nonperforming loans	$9,101,459		$10,290,753

(1)	Includes loans on nonaccrual. Does not include an unfunded letter of credit in the amount of $44,303 that is also considered impaired. The related allowance does include the impaired letter of credit.

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

Loans which management identifies as impaired generally will be nonperforming loans or restructured loans (also known as “troubled debt restructurings” or “TDR’s”). Nonperforming loans include nonaccrual loans or loans which are 90 days or more delinquent as to principal or interest payments. As of June 30, 2011, the Bank had nonaccrual loans of $6.9 million representing 25 loans, a decrease of $2.8 million from December 31, 2010. With the exception of one loan in the amount of $1.0 million, these loans are secured by real estate. In addition to loans on nonaccrual, as of June 30, 2011, management considers another $2.6 million of loans impaired. The additional impaired loans include TDR’s totaling $893,646. Management routinely assesses the collateral and other circumstances associated with impaired loans in an effort to determine the amount of potential impairment. These loans are currently being carried at management’s best estimate of net realizable value, although no assurance can be given that no further losses will be incurred on these loans until the collateral has been acquired and liquidated or other arrangements can be made.  The foreclosure process is lengthy (generally a minimum of six months and often much longer), so loans may be on nonaccrual status for a significant time period prior to moving to other real estate owned, and sold. As soon as the amount of impairment is estimable, the amount of principal impairment is generally charged against the allowance for loan losses. However, until losses and selling costs can be estimated via appraisal or other means, a portion of the allowance may be allocated to specific impaired loans. The timing of the appraisal varies from loan to loan depending on the Bank’s ability to access the property.  As of June 30, 2011 the allowance for loan losses included approximately $454,702 of reserves specifically related to impaired loans. Of that amount, a significant portion is related to selling costs or is held in the abundance of caution, due to the length of certain legal proceedings. It is possible that a portion of the specific reserves related to impaired loans  as of June 30, 2011 will not ultimately be needed.

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

Management identifies and maintains a list of potential problem loans. These are loans that are not included in nonaccrual status or impaired loans. A loan is added to the potential problem list when management becomes aware of information about possible credit problems of borrowers that causes serious doubts as to the ability of such borrowers to comply with the current loan repayment terms. These loans are designated as such in order to be monitored more closely than other credits in the Bank’s portfolio. There were loans in the amount of $1.8 million that have been determined by management to be potential problem loans at June 30, 2011. These loans are generally secured by real estate, and in many cases have been reappraised. Should potential problem loans become impaired, management will charge-off any impairment amount as soon as the amount of impairment can be determined.

Activity in the allowance for loan losses for the first six months of 2011 and 2010 is presented below.

	Six months ended June 30, 2011	Six months ended June 30, 2010

Allowance for loan losses, beginning of year	$2,703,430	$2,695,337
Provision for losses	260,000	900,000
Charge-offs:
Consumer	-	2,133
Real estate- construction	391,490	669,772
Real estate- 1-4 family residential	90,850	92,002
Total charge-offs	482,340	763,907
Recoveries
Commercial and industrial	24,337	-
Total recoveries	24,337	-
Net charge-offs	458,003	763,907
Allowance for loan losses, end of period	$2,505,427	$2,831,430

Nonaccruing loans to gross loans at end of period	6.47%	6.02%
Net charge-offs to average loans outstanding	(.402%)	(.574%)
Net charge-offs to loans at end of period	(.427%)	(.595%)
Allowance for loan losses to average loans	2.20%	2.13%
Allowance for loan losses to loans at end of period	2.34%	2.20%
Net charge-offs to allowance for loan losses	(18.3%)	(27.0%)
Net charge-offs to provision for loan losses	(176.2%)	(84.8%)

Other real estate owned

As of June 30, 2011 the Company held other real estate owned as a result of foreclosures totaling $13.1 million, representing 41 properties. Of the total recorded amount, $8.9 million relates to collateral formerly securing construction and land development loans, $3.0 million relates to properties formerly securing single family residential loans, and $1.2 million relates to collateral securing former nonfarm-nonresidential mortgage loans. If, at the time of foreclosure, the fair value is determined to be lower than the Company’s recorded investment, a charge-off is recorded at that time. If an appraisal is available, the appraisal will be used to estimate fair value. If an appraisal is not available or management determines that fair value of the collateral is further impaired below the appraised value and there is not an observable market price, the Company records the asset as determined by Level 3 inputs as defined by FASB ASC 820. If the property has been held for longer than one year, the Company’s policy is to arrange for an updated appraisal, unless the circumstances of the property indicate that an appraisal is not necessary. If a property is determined to be over-valued upon appraisal, the excess is charged to expense. At June 30, 2011, approximately $1.4 million of other real estate was under contract for sale.

The Company has acquired a significant number of real estate properties in settlement of loans. A summary of the activity in other real estate owned follows:

	June 30,
	2011	2010

Beginning balance	$10,278,599	$6,712,948
Additions from foreclosures and capitalized improvements	5,223,409	4,539,791
Write downs of value	(333,830)	-
Sales	(2,050,139)	(3,125,491)
Ending other real estate owned	$13,118,039	$8,127,248

Other assets

As of June 30, 2011 other assets included accrued interest receivable on loans and investment securities available for sale totaling over $587,000, a deferred tax asset of approximately $856,000, prepaid expenses of approximately $567,000 and several miscellaneous items. Prepaid expenses include $485,000 of FDIC premiums for the remainder of 2011 and 2012 that were required to be prepaid to the FDIC in December 2009. The Company also has an income tax receivable of approximately $53,000 as of June 30, 2011. See Note 6 to the unaudited consolidated financial statements above for additional information related to income taxes.

Deposits

The following table shows the average balance amounts and the average rates we paid on deposits for the three months ended June 30, 2011 and 2010.

	Average Deposits
	Three months ended June 30, 2011		Three months ended June 30, 2010
	Amount	Rate	Amount	Rate

Noninterest bearing demand	$12,219,033	-%	$12,168,099	-%
Interest bearing transaction accounts	13,301,881	.40%	13,230,841	.46%
Savings and money market	51,936,892	.85%	51,086,580	1.52%
Time deposits	65,316,280	1.63%	77,252,253	2.02%
Total average deposits	$142,774,086		$153,737,773

Included in total deposits as of June 30, 2011 were $10.6 million of deposits considered to be brokered deposits based on regulatory definitions. These deposits come from a variety of sources, and are generally fully insured by the FDIC. The Company uses brokered deposits to fund various maturities that may not be attractive to customers in the local market area or to supplement local time deposits when interest rates offered locally are higher than interest rates on similar products in other markets. Pursuant to a formal agreement the Bank entered into with the Office of the Comptroller of the Currency (“OCC”) on May 12, 2010, the Bank is currently required to obtain a determination of no supervisory objection from the OCC prior to accepting or renewing brokered deposits.

Borrowings

The Bank’s outstanding borrowings are described in the following table. The amounts listed as broker repurchase agreements are collateralized borrowings from other institutions. Retail repurchase agreements with the Bank’s customers are not included in the table below.

Borrowings at or for the three months ended June 30, 2011

	Ending Balance	Period- End Rate	Maximum Month-end Balance	Average Balance	Weighted Average Rate Paid
Federal Home Loan Bank advances	$2,516,922	3.77%	$2,542,061	$2,535,691	3.82%
Broker repurchase agreements	$5,000,000	3.52%	$5,000,000	$5,000,000	3.53%

Of the $2.5 million of FHLB advances outstanding, $516,922 are principal reducing credits with final maturities in 2013 through 2015. The remaining $2.0 million is a convertible advance with a final maturity in 2018.

Of the $5.0 million of broker repurchase agreements outstanding, $2.0 million has a final maturity in January, 2013 and $3.0 million has a final maturity in January, 2015. Both are callable, quarterly, beginning on January 10, 2010 and January 15, 2012, respectively.

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of liabilities. The Company manages both assets and liabilities to achieve appropriate levels of liquidity. Cash and short-term investments are the Company’s primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. The investment portfolio is the Company’s principal source of secondary asset liquidity. However, the availability of this source of funds is influenced by market conditions. Individual and commercial deposits and borrowings are the Company’s primary source of funding for credit activities. The Company has a line of credit with the FHLB of Atlanta. The FHLB line is based on the availability of eligible collateral, with a maximum borrowing capacity of 10% of Bank assets. The Bank currently has $2.5 million borrowed under the FHLB line. Approximately $14.4 million is available under the FHLB line, assuming adequate collateral is available for pledging. The Bank also has arrangements in place to borrow from the Federal Reserve Discount Window if necessary. The amount of collateral fluctuates with the borrowing base, which is based on a percentage of the outstanding balance of eligible loan collateral. Management believes that the Company’s liquidity sources are adequate to meet its operating needs.

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

At June 30, 2011, the Bank had issued commitments to extend credit of $9.0 million through various types of lending arrangements and overdraft protection arrangements. Of that amount, approximately $3.2 million was undisbursed amounts of closed-end loans, $1.1 million was related to unused overdraft protection, and approximately $4.7 million was related to lines of credit. The Bank also had standby letters of credit outstanding of approximately $510,176 at June 30, 2011. There is one letter of credit that is considered impaired. It has been included in the analysis of the adequacy of the allowance for loan losses. An immaterial amount of fees were collected related to these commitments and letters of credit during the three and six-month periods ended June 30, 2011. Historically many of these commitments and letters of credit expire unused, and the total amount committed as of June 30, 2011 is not necessarily expected to be funded.

The Bank offers an automatic overdraft protection product to checking account customers. Each qualified account with the automatic overdraft protection feature can have up to $500 of paid overdrafts. Unused overdraft protection was $1.1 million as of June 30, 2011, the majority of which is not expected to be utilized. As of June 30, 2011, accounts in overdraft status totaled $17,965.

Capital Resources

The capital base for the Company increased by $219,974 for the first six months of 2011. This was due to stock based compensation activity, and increases in accumulated other comprehensive income, partially offset by a net loss. Stock based compensation activity includes the impact of accounting requirements on unexercised options. There were no options exercised during the quarter ended June 30, 2011, and no options expired. The Company’s ending equity to asset ratio was 11.0% as of June 30, 2011.

The following table details return on average assets (net income divided by average total assets, annualized in 2011), return on average equity (net income divided by average total equity, annualized in 2011), the ratio of average equity to average assets and the Dividend Payout Ratio (dividends paid divided by net income) as of and for the six months ended June 30, 2011 and as of and for the year ended December 31, 2010. The annualized return on assets and return on equity for the first six months of 2011 have improved compared to return on assets and return on equity for the year ended December 31, 2010. However, annualized results for the first six months of 2011 may not be indicative of actual annual results for 2011.

	Six- month period ended June 30, 2011	Year ended December 31, 2010
	(annualized)
Return on average assets	(.23%)	(.27%)
Return on average equity	(2.17%)	(2.72%)
Ratio of average equity to average assets	10.7%	9.93%
Dividend payout ratio	-%	-%

The FDIC has established guidelines for capital requirements for banks. As of June 30, 2011, the Bank is considered well capitalized based on the capital levels that are required to be maintained according to FDIC guidelines as shown in the following table.

Capital Ratios	Actual		Well Capitalized Requirement Under Prompt Corrective Action Provisions		Adequately Capitalized Requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2011:	(Dollars in thousands)
Total capital to risk weighted assets	$18,913	14.6%	$12,998	10.0%	$10,399	8.0%
Tier 1 capital to risk weighted assets	$17,268	13.3%	$7,799	6.0%	$5,199	4.0%
Tier 1 capital to average assets	$17,268	10.1%	$8,553	5.0%	$6,842	4.0%

As of December 31, 2010:
Total capital to risk weighted assets	$19,307	13.8%	$14,043	10.0%	$11,234	8.0%
Tier 1 capital to risk weighted assets	$17,531	12.5%	$8,426	6.0%	$5,617	4.0%
Tier 1 capital to average assets	$17,531	9.8%	$8,985	5.0%	$7,188	4.0%

In addition to the FDIC requirements shown above, the Bank is currently required to maintain individual minimum capital ratios by the OCC. Those required ratios are: Total capital to risk weighted assets– 12.0%; Tier 1 capital to risk weighted assets – 11.0%; and Tier 1 capital to average assets– 9.0%. As of June 30, 2011 the Bank exceeded the additional capital requirements required by the OCC.

The Federal Reserve has also established guidelines for capital requirements for bank holding companies that are similar to the FDIC’s guidelines for banks. At June 30, 2011 the Company exceeded all of the minimum requirements of the Federal Reserve guidelines.

Regulatory Actions

The Company has entered into a memorandum of understanding with the Federal Reserve Bank of Richmond (“FRB”). The memorandum of understanding requires the Company to seek permission from the FRB before it takes certain actions such as payment of cash dividends, redemption of outstanding stock, etc. The Company believes it is in compliance with the memorandum of understanding with the FRB as of June 30, 2011.

On May 12, 2010, the Bank entered into a formal agreement with the OCC for the Bank to take various actions with respect to the operation of the Bank. The actions include creation of a committee of the Bank's board of directors to monitor compliance with the agreement and make quarterly reports to the board of directors and the OCC; assessment and evaluation of management and members of the board; development, implementation and adherence to a written program to improve the Bank's loan portfolio management; protection of the Bank’s interest in its criticized assets; implementation of a program that identifies and manages concentrations of credit risk; extension of the Bank’s strategic plan; extension of the Bank’s capital program and profit plan; additional plans for ensuring that the level of liquidity at the Bank is sufficient to sustain the current operations and withstand any anticipated or extraordinary demand; and a requirement for obtaining a determination of no supervisory objection from the OCC before accepting brokered deposits. The substantive actions called for by the agreement should strengthen the Bank and make it more efficient in the long-term. The Bank believes it has taken appropriate actions at June 30, 2011 to comply with the requirements included in the formal agreement.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates which principally arises from liquidity risk and interest rate risk inherent in the Bank’s lending, deposit gathering, and borrowing activities. Other types of market risk such as foreign currency exchange risk and commodity price risk do not normally arise in the ordinary course of our business. The Funds Management Committee of our Board of Directors, which meets quarterly, monitors and considers methods of managing exposure to liquidity and interest rate risk. Management monitors liquidity and interest rate risk on an on-going basis. Management is responsible for maintaining the level of interest rate sensitivity of our interest sensitive assets and liabilities and managing our liquidity within board-approved limits.

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

Part II - Other Information

ITEM 6.  Exhibits

Exhibits:

31-1	Rule 13a-14(a)/ 15d-14(a) Certifications of Chief Executive Officer
31-2	Rule 13a-14(a)/Rule 15d-14(a) Certifications of Chief Financial Officer
32	18 U.S.C. Section 1350 Certifications
101	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   Cornerstone Bancorp
                      (Registrant)

By:  s/J. Rodger Anthony                      Date: August 11, 2011
        J. Rodger Anthony
        Chief Executive Officer

By: s/Jennifer M. Champagne               Date: August 11, 2011
       Jennifer M. Champagne
       Senior Vice President and Chief Financial Officer
       (Principal Financial Officer)