Form 10-Q
period 2011-09-30
CORNERSTONE BANCORP/SC
filed 2011-11-10
CIK 1087455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes  [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes    [X]   No

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
Common Stock - No Par Value, 2,210,769 shares outstanding on November 1, 2011

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements

CORNERSTONE BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
Assets	(Unaudited)

Cash and due from banks	$8,378,374	$7,043,911
Federal funds sold	12,120,000	5,110,000
Cash and cash equivalents	20,498,374	12,153,911

Investment securities
Available for sale	26,090,418	23,592,336
Other investments	936,350	1,063,350

Loans, net	96,298,205	117,210,770
Property and equipment, net	5,080,925	5,230,835
Cash surrender value of life insurance policies	1,958,462	1,908,112
Real estate acquired in foreclosure	14,323,423	10,278,599
Other assets	1,143,660	2,530,552
Total assets	$166,329,817	$173,968,465

Liabilities and Shareholders’ Equity

Liabilities
Deposits
Noninterest bearing	$14,324,439	$10,382,882
Interest bearing	124,332,179	130,263,510
Total deposits	138,656,618	140,646,392
Retail repurchase agreements and sweeps	1,746,583	2,945,937
Borrowings from Federal Home Loan Bank of Atlanta	2,479,213	6,592,338
Broker repurchase agreements	5,000,000	5,000,000
Other liabilities	678,454	425,086

Total liabilities	148,560,868	155,609,753

Shareholders’ equity
Preferred stock, 10,000,000 shares authorized, 1,038 shares issued	998,538	998,538
Common stock, no par value, 20,000,000 shares authorized, 2,210,769 shares issued	18,897,953	18,859,924
Retained deficit	(2,628,558)	(1,418,781)
Accumulated other comprehensive income (loss)	501,016	(80,969)

Total shareholders’ equity	17,768,949	18,358,712

Total liabilities and shareholders’ equity	$166,329,817	$173,968,465

The accompanying notes are an integral part of these consolidated financial statements.

CORNERSTONE BANCORP AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME (LOSS) (Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest and Dividend Income
Interest and fees on loans	$1,396,052	$1,720,881	$4,487,986	$5,265,757
Investment securities	222,070	231,689	635,821	732,351
Federal funds sold and interest bearing balances	4,885	5,165	11,546	12,227
Total interest income	1,623,007	1,957,735	5,135,353	6,010,335

Interest Expense
Deposits	334,728	563,851	1,155,692	1,813,410
Borrowings	69,975	113,181	222,601	323,662
Total interest expense	404,703	677,032	1,378,293	2,137,072

Net Interest Income	1,218,304	1,280,703	3,757,060	3,873,263
Provision for Loan Losses	135,000	180,000	395,000	1,080,000

Net interest income after provision for loan losses	1,083,304	1,100,703	3,362,060	2,793,263

Noninterest Income
Service charges on deposit accounts	142,000	133,580	384,566	398,132
Other	47,872	57,930	147,986	153,324
Total noninterest income	189,872	191,510	532,552	551,456

Noninterest Expense
Salaries and employee benefits	547,108	559,087	1,651,236	1,687,572
Premises and equipment	133,845	135,145	401,586	420,127
Loss on sale of foreclosed property	96,306	39,506	146,705	138,649
Foreclosed property expenses	195,846	482,850	738,608	703,989
Professional and regulatory fees	136,598	168,296	439,334	422,145
Data processing	60,671	58,779	178,379	172,921
Supplies	16,287	16,294	61,402	50,393
Advertising	5,787	6,314	21,206	16,867
Other	181,424	198,626	557,492	578,369
Total noninterest expense	1,373,872	1,664,897	4,195,948	4,191,032
Net loss before taxes	(100,696)	(372,684)	(301,336)	(846,313)
Income tax expense (benefit)	908,441	(125,219)	908,441	(335,973)
Net loss	$(1,009,137)	$(247,465)	$(1,209,777)	$(510,340)
Preferred stock dividend accumulated	$(22,408)	$(9,356)	$(65,217)	$(9,356)
Loss available to common shareholders	$(1,031,545)	$(256,821)	$(1,274,994)	$(519,696)

Loss Per Common Share
Basic	$(.47)	$(.12)	$(.58)	$(.24)
Diluted	$(.47)	$(.12)	$(.58)	$(.24)
Weighted Average Shares Outstanding
Basic	2,210,769	2,210,769	2,210,769	2,210,769
Diluted	2,210,769	2,210,769	2,210,769	2,210,769

The accompanying notes are an integral part of these consolidated financial statements.

CORNERSTONE BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
For the nine months ended September 30, 2011 and 2010

(Unaudited)

						Accumulated
						other	Total
	Preferred Stock		Common stock		Retained	comprehensive	shareholders’
	Shares	Amount	Shares	Amount	deficit	income (loss)	equity

Balance, December 31, 2009	-	$-	2,105,738	$18,799,728	$(921,014)	$160,691	$18,039,405
Net loss	-	-	-	-	(510,340)	-	(510,340)
Other comprehensive income, net of income taxes
Unrealized gain on investment securities, net	-	-	-	-	-	408,874	408,874
Comprehensive loss							(101,466)
Stock based compensation	-	-	-	45,915	-	-	45,915
Issuance of 8% cumulative perpetual preferred stock, net of expenses of $39,462	1,038	998,538	-	-	-	-	998,538
Stock dividend declared (5%), recorded as a stock split	-	-	105,031	(1,024)	-	-	(1,024)

Balance, September 30, 2010	1,038	$998,538	2,210,769	$18,844,619	$(1,431,354)	$569,565	$18,981,368

Balance, December 31, 2010	1,038	$998,538	2,210,769	$18,859,924	$(1,418,781)	$(80,969)	$18,358,712
Net loss	-	-	-	-	(1,209,777)	-	(1,209,777)
Other comprehensive income, net of income taxes
Unrealized gain on investment securities, net	-	-	-	-	-	581,985	581,985
Comprehensive loss							(627,792)
Stock based compensation	-	-	-	38,029	-	-	38,029

Balance, September 30, 2011	1,038	$998,538	2,210,769	$18,897,953	$(2,628,558)	$501,016	$17,768,949

The accompanying notes are an integral part of these consolidated financial statements.

CORNERSTONE BANCORP AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the nine months ended September 30,
	2011	2010
Operating Activities
Net loss	$(1,209,777)	$(510,340)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	377,959	344,610
Provision for loan losses	395,000	1,080,000
Write-down of other real estate owned	358,965	425,506
Non-cash option expense	38,029	45,915
Loss on sale of foreclosed property	146,705	138,649
Loss on retirement of fixed assets	3,539	-
Valuation allowance on deferred tax asset	908,441	-
Changes in operating assets and liabilities
Change in interest receivable	89,451	94,102
Change in other assets	338,650	1,185,039
Change in other liabilities	(46,443)	(119,785)

Net cash provided by operating activities	1,400,519	2,683,696

Investing Activities
Proceeds from maturities and principal repayments of available for sale securities	5,457,785	7,046,916
Purchase of investment securities available for sale	(7,274,933)	(3,126,338)
Proceeds from sale of foreclosed property	3,533,327	3,439,925
Purchase of Federal Reserve Bank stock	(17,900)	-
Redemption of FHLB stock	144,900	52,900
Purchase of property and equipment	(31,151)	(126,532)
Capitalization of improvements to foreclosed property	(171,976)	(275,489)
Proceeds from sale of fixed assets	425	-
Net decrease in loans to customers	12,605,720	6,726,947

Net cash provided by investing activities	14,246,197	13,738,329

Financing Activities
Net decrease in demand, savings and time deposits	(1,989,774)	(4,900,902)
Net decrease in customer repurchase agreements	(1,199,354)	(477,945)
Repayment of FHLB advances	(4,113,125)	(3,113,125)
Cash paid in lieu of fractional shares related to stock dividend	-	(1,024)
Proceeds from sale of preferred stock, net	-	998,538

Net cash used by financing activities	(7,302,253)	(7,494,458)
Net increase in cash and cash equivalents	8,344,463	8,927,567
Cash and Cash Equivalents, Beginning of Period	12,153,911	6,039,596

Cash and Cash Equivalents, End of Period	$20,498,374	$14,967,163

Supplemental Information
Cash paid for interest	$1,419,617	$2,159,100
Refund received for income taxes	$(208,897)	$(784,877)
Non-cash Supplemental Information
Loans transferred to other real estate owned	$7,911,845	$5,356,004
Loans charged-off, net	$946,745	$857,452

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

Use of Estimates
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

Formal Agreement with the Office of the Comptroller of the Currency
On May 12, 2010, the Bank entered into a formal agreement with the OCC for the Bank to take various actions with respect to the operation of the Bank. The actions include creation of a committee of the Bank's board of directors to monitor compliance with the agreement and make quarterly reports to the board of directors and the OCC; assessment and evaluation of management and members of the board; development, implementation and adherence to a written program to improve the Bank's loan portfolio management; protection of the Bank’s interest in its criticized assets; implementation of a program that identifies and manages concentrations of credit risk (see Note 4); extension of the Bank’s strategic plan; extension of the Bank’s capital program and profit plan; additional plans for ensuring that the level of liquidity at the Bank is sufficient to sustain the current operations and withstand any anticipated or extraordinary demand; and a requirement for obtaining a determination of no supervisory objection from the OCC before accepting brokered deposits. The substantive actions called for by the agreement should strengthen the Bank and make it more efficient in the long-term. The Bank believes it has taken appropriate actions at September 30, 2011 to comply with the requirements included in the formal agreement.

Subsequent Events
In accordance with the accounting standard regarding subsequent events, management performed an evaluation to determine whether or not there have been any subsequent events since the balance sheet date that would be required to be included in these financial statements and concluded that there were none.

Accounting Developments
The following is a summary of recent authoritative pronouncements that may affect accounting, reporting, and disclosure of financial information by the Company:

In July 2010, the Receivables topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) was amended by Accounting Standards Update (“ASU”) 2010-20 to require expanded disclosures related to a company’s allowance for credit losses and the credit quality of its financing receivables. The amendments require the allowance disclosures to be provided on a disaggregated basis.  The Company is required to include these disclosures in its interim and annual financial statements.  See Note 3.

In April 2011, FASB issued ASU 2011-02 to assist creditors with their determination of when a restructuring is a Troubled Debt Restructuring (“TDR”).   The determination is based on both whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties. Disclosures related to TDRs under ASU 2010-20 were effective for reporting periods beginning after June 15, 2011.  Adoption of the standard did not  have a material effect on the financial statements.  Disclosures related to TDRs under ASU 2010-20 have been presented in Note 3.

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

Note 2. Investment Securities

The amortized cost and fair value of investment securities available-for-sale are as follows:

	September 30, 2011
	Amortized	Gross unrealized		Fair
	Cost	Gains	Losses	value
Government sponsored enterprise bonds	$2,000,000	$898	$-	$2,000,898
Mortgage-backed securities	15,019,877	363,045	1,559	15,381,363
Municipal bonds	8,311,547	400,977	4,367	8,708,157
Total investment securities available- for-sale	$25,331,424	$764,920	$5,926	$26,090,418

	December 31, 2010
	Amortized	Gross unrealized		Fair
	Cost	Gains	Losses	value
Government sponsored enterprise bonds	$4,486,806	$21,597	$131,752	$4,376,651
Mortgage-backed securities	10,909,120	132,800	48,842	10,993,078
Municipal bonds	8,319,212	123,001	219,606	8,222,607
Total investment securities available- for-sale	$23,715,138	$277,398	$400,200	$23,592,336

In 2011 there have been no realized gains or losses on sales of investment securities, and no other than temporary losses recognized. Securities with a book value of $13.5 million and a market value of $14.0 million are pledged against FHLB advances or public deposits as of September 30, 2011.

The amortized cost and fair value of securities at September 30, 2011, by contractual maturity, are shown in the following chart. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2011
	Amortized Cost	Fair Value

Due after one through five years	$1,008,402	$1,058,684
Due after five through ten years	3,316,449	3,428,880
After ten years	21,006,573	21,602,854

Total investment securities	$25,331,424	$26,090,418

Other investments include stock in the Federal Home Loan Bank of Atlanta  (“FHLB”) and the Federal Reserve Bank (“FRB”). FHLB stock and FRB stock are recorded at cost which approximates fair value. Amounts of FRB stock and FHLB stock held as of September 30, 2011 were $423,350 and $513,000, respectively.

Note 3. Loans Receivable and the Allowance for Loan Losses

Loan Portfolio Composition
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

The Bank does not make long term (more than 15 years) mortgage loans to be held in its portfolio, and does not offer loans with negative amortization features or long-term interest only features, or loans with loan to collateral value ratios in excess of 100% at the time the loan is made. The Bank does offer loan products with features that can increase credit risk during periods of declining economic conditions, such as adjustable rate loans, short-term interest-only loans, and loans with amortization periods that differ from the maturity date (i.e., balloon payment loans). However, the Bank evaluates each customer’s creditworthiness based on the customer’s individual circumstances, and current and expected economic conditions, and underwrites and monitors each loan for associated risks. Loans made with exceptions to internal loan guidelines and those with loan-to-value ratios in excess of regulatory loan-to-value guidelines are monitored and reported to the Board of Directors on a monthly basis. The regulatory loan-to-value guidelines permit exceptions to the guidelines up to a maximum of 30% of total capital for commercial loans and exceptions for all types of real estate loans up to a maximum of 100% of total capital. As of September 30, 2011, the Bank had $3.0 million of loans which exceeded the regulatory loan to value guidelines. This amount is within the maximum allowable exceptions to the guidelines. Of the $3.0 million of loans with exceptions to the regulatory loan to value guidelines, $2.5 million, or approximately 80%, were not exceptions at the time the loans were made, but became exceptions upon reappraisal. Management routinely reappraises real estate collateral based on specific criteria and circumstances. If additional collateral is available, the Bank may require the borrower to commit additional collateral to the loan or take other actions to mitigate the Bank’s risk.

The following table summarizes the composition of our loan portfolio by portfolio segment.

September 30, 2011		December 31, 2010

Amount	% of Loans	Amount	% of Loans

Loans secured by real estate – construction	$31,041,233	31.5%	$41,855,338	34.9%
Loans secured by real estate – single family (1)	15,048,907	15.3	19,604,943	16.3
Loans secured by real estate –nonfarm, nonresidential	39,927,435	40.6	43,080,225	36.0
Loans secured by real estate –Multifamily	1,744,755	1.8	1,793,400	1.5
Commercial and industrial	9,965,881	10.1	12,580,841	10.5
Consumer loans	721,679	.7	999,453	.8
Total Loans	98,449,890	100.0%	119,914,200	100.0%
Less allowance for loan losses	(2,151,685)		(2,703,430)
Net Loans	$96,298,205		$117,210,770
(1)	Includes HELOC loans.

Portfolio Segment Methodology
The Bank segments its loan portfolio into groups of loans that mirror the regulatory reporting segments for loans, which are based on specific definitions in the Code of Federal Regulations. Those categories are presented in the table above and are the same categories used by management to analyze credit quality and the adequacy of the allowance for loan losses.  The Bank has been, and will continue to be, reliant on loans with real estate collateral. Under the regulatory guidelines loans with real estate collateral are reported based on various additional sub-categories, such as construction loans, loans collateralized by single family homes, including home equity lines of credit (“HELOC”), and non-residential properties.

Allowance for loan losses
The provision for loan losses charged to operating expenses reflects the amount deemed appropriate by management to establish an adequate reserve to meet the probable loan losses incurred in the current loan portfolio. Management’s judgment is based on periodic and regular evaluation of individual loans, the overall risk characteristics of the various portfolio segments, past experience with losses, delinquency trends, and prevailing economic conditions. To estimate the amount of allowance necessary the Company separates the portfolio into segments. The portfolio is first separated into groups according to the internal loan rating assigned by management. Loans rated “Special Mention”, “Substandard” “Doubtful” or “Loss,” as defined in the Bank’s loan policy, are evaluated individually for impairment. The Company uses regulatory call report codes to stratify the remaining portfolio and tracks the Bank’s own charge-offs and those of peer banks using FDIC Call Report data. The Bank’s own charge-off ratios by call report code are used to project potential loan losses in the future on loans that are rated “Satisfactory” or better. Charge-off ratios may be increased or decreased based on other environmental factors which may need to be considered, such as unemployment rates and volatility of real estate values. While management uses the best information available to it to make evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations. The allowance for loan losses is also subject to periodic evaluation by various regulatory authorities and may be subject to adjustment upon their examination. See also “Balance Sheet Review-Loans” in Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Credit Quality Indicators
Loans on the Bank’s watch list (including loans rated Special Mention, Substandard, Doubtful or Loss as defined below and in the Bank’s loan policy) are evaluated individually for impairment and are shown in the table below. Loans rated doubtful or loss are generally charged-off, unless specific circumstances warrant the loan’s remaining in the portfolio, even with a grade of doubtful or loss. Loans rated Satisfactory are also summarized in the table below.

	September 30, 2011
	Special Mention	Substandard	Doubtful/ Loss	Satisfactory

Loans secured by real estate – construction	$2,202,813	$9,889,263	$-	$18,949,157
Loans secured by real estate – single family (1)	724,752	1,171,801	-	13,152,354
Loans secured by real estate – multi-family	-	696,138		1,048,617
Loans secured by real estate –nonfarm, nonresidential	3,963,450	3,212,210	-	32,751,775
Commercial and industrial loans	393,758	149,256	-	9,422,867
Consumer loans	-	279	-	721,400
Total	$7,284,773	$15,118,947	$-	$76,046,170

	December 31, 2010
	Special Mention	Substandard	Doubtful/Loss	Satisfactory

Loans secured by real estate – construction	$2,217,173	$10,608,496	$-	$29,029,669
Loans secured by real estate – single family (1)	1,389,483	2,894,266	-	15,321,194
Loans secured by real estate – multi-family	-	-	-	1,793,400
Loans secured by real estate –nonfarm, nonresidential	1,439,121	661,532	-	40,979,572
Commercial and industrial loans (2)	79,744	86,379	992,027	11,422,691
Consumer loans	1,796	1,869	-	995,788
Total	$5,127,317	$14,252,542	$992,027	$99,542,314

(1)	Includes HELOC loans.
(2)
The total loans classified as doubtful as of December 31, 2010 were repaid in full in 2011 (with no loss to the principal balance for the Company). They were classified as doubtful as of December 31, 2010 because of the possibility that legal proceedings would lengthen the collection time significantly.

A loan classified as Special Mention has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may affect the likelihood of repayment for the loan or result in deterioration of the bank’s credit position at some future date.  The Substandard rating is applicable to loans having a well-defined weakness in the liquidity or net worth of the borrower or the collateral that could jeopardize the liquidation of the debt. Well-defined weaknesses could include deterioration in the borrower’s financial condition or cash flows, significant changes in the value of underlying collateral, or other indicators of weakness.  A loan classified as Doubtful has all the weaknesses inherent in one classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Loans classified Loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off this asset even though partial recovery may be affected in the future.

Loans in all of the above categories (special mention, substandard, doubtful, and loss) are reviewed individually for impairment (see table below) and to determine which category they will be placed in for purposes of the calculation of the allowance for loan losses. Additional assets may also be individually evaluated for impairment.

Delinquent loans and loans on non-accrual are presented by portfolio segment in the table below.

	September 30, 2011		December 31, 2010
	Past due 30-89 Days	Nonaccrual or Past due over 90 Days	Past due 30-89 Days	Nonaccrual or Past due over 90 Days

Loans secured by real estate – construction	$2,513,408	$3,670,699	$891,035	$7,218,012
Loans secured by real estate – single family (1)	305,900	404,087	1,977,519	1,522,290
Loans secured by real estate –nonfarm, nonresidential	457,784	2,463,076	-	-
Commercial and industrial loans	18,258	-	-	992,027
Consumer loans	-	-	-	-
Total	$3,295,350	$6,537,862	$2,868,554	$9,732,329

(1)	Includes HELOC loans.

Management closely monitors delinquent loans. Construction loans past due 30 to 89 days as of September 30, 2011 increased  from December 31, 2010 primarily due to one relationship. As of September 30, 2011 management has evaluated the relationship and believes that a plan is in place to resolve the issues involved. However, management has also evaluated the collateral supporting the loan and believes that sufficient collateral exists to cover the Company’s investment in the related loans if foreclosure is ultimately required. The decrease in loans on nonaccrual since December 31, 2010 is primarily due to completion of the foreclosure process for various relationships, net of new loans entering foreclosure.

The table below details amounts of loans collectively or individually evaluated for impairment by portfolio segment.

	September 30, 2011		December 31, 2010
	Collectively reviewed for impairment	Individually reviewed for impairment	Collectively reviewed for impairment	Individually reviewed for impairment

Loans secured by real estate – construction	$18,949,157	$12,092,076	$29,029,669	$12,825,669
Loans secured by real estate – single family (1)	13,152,354	1,896,553	15,321,194	4,283,749
Loans secured by real estate –nonfarm, nonresidential	32,604,147	7,323,288	40,979,572	2,100,653
Loans secured by real estate – multifamily	1,048,617	696,138	1,793,400	-
Commercial and industrial loans	9,422,867	543,014	11,422,691	1,158,150
Consumer loans	721,400	279	995,788	3,665
Total	$75,898,542	$22,551,348	$99,542,314	$20,371,886

(1)	Includes HELOC loans.

Impaired loans by portfolio segment, the majority of which are included in the table above, as of the dates indicated, were as follows:

September 30, 2011			December 31, 2010
Impaired Loans	% of Total	Related Specific Reserves	Impaired Loans	% of Total	Related Specific Reserves

Loans secured by real estate – construction	$5,661,109	63.6%	$64,144	$7,218,013	67.8%	$51,280
Loans secured by real estate – single family	410,874	4.6	12,707	2,137,335	20.1	3,287
Loans secured by real estate –nonfarm, nonresidential	2,774,434	31.2	96,327	152,310	1.4	-
Commercial and industrial	58,107	.6	-	1,129,662	10.6	292,000
Consumer loans	-	-	-	1,869	.1	1,869

Total impaired loans (1)	$8,904,524	100.0%	$173,178	10,639,189	100.0%	$348,436
Less related allowance for loan losses	(173,178)			(348,436)
Net nonperforming loans	$8,731,346			$10,290,753
(1)	Includes loans on nonaccrual.

Reappraisals are routinely ordered when a loan is collateral dependent and showing signs of weakness. Specifically, the Company’s reappraisal policy states that collateral for single family construction loans will be reappraised if the home is complete and remains unsold for twelve months, or if the original loan has been outstanding for eighteen months. For development loans, if lot absorption varies from the original appraiser’s estimates by 25% or more, the collateral will be reappraised. Additionally, the Company’s guidelines require that real property be appraised prior to renewal, modification, or extension of the loan. Collateral will also be reappraised if there is any indication that the collateral may have decreased significantly in value. An evaluation, rather than a full, certified appraisal, may or may not be used after consideration of the risk involved with the transaction, and the need to remain within safe and sound banking practices. If the value of collateral decreases significantly upon reappraisal, the Company may take any one or a combination of steps to protect its position. Possible actions include requesting additional collateral from the borrower, requiring the borrower to make principal reductions on the loan, or charge-off of a portion of the loan balance.

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

Troubled Debt Restructurings
Loans which management identifies as impaired generally will be nonperforming loans or restructured loans (also known as “troubled debt restructurings” or “TDR’s”). As a result of adopting the amendments in ASU 2011-02, the Company reassessed all restructurings that occurred on or after the beginning of the fiscal year of adoption (January 1, 2011) to determine whether they are considered troubled debt restructurings (TDRs) under the amended guidance. The Company identified no loans as TDRs for which the allowance for loan losses had previously been measured under a general allowance methodology.

During the nine months ended September 30, 2011, the Bank modified four loans that were considered to be troubled debt restructurings.   We extended the terms for three of these loans and the interest rate was lowered for one of these loans. The table below summarizes loans designated as TDR’s during the nine and three months ended September 30, 2011.

	For the nine months ended September 30, 2011
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)
Real estate- construction	2	$1,993,166	$1,993,166
Real estate- nonfarm, nonresidential	2	489,248	489,248
Total	4	$2,482,414	$2,482,414

	For the three months ended September 30, 2011
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)
Real estate- construction	1	$1,700,000	$1,700,000
Real estate- nonfarm, nonresidential	1	163,730	163,730
Total	2	$1,863,730	$1,863,730

(1)	Principal payments received are reflected in the Post-modification outstanding recorded investment on certain loans.

During the nine months ended September 30, 2011, two loans that had previously been restructured were in default, both of which went into default in the quarter.   One loan restructured in the twelve months prior to 2011 went into default during the nine months ended September 30, 2011 and the three months then ended. Two loans that had been restructured in 2010 and defaulted in 2010 were transferred to OREO in 2011.

	For the nine months ended September 30, 2011
Troubled Debt Restructurings that subsequently defaulted during the period:	Number of Contracts	Recorded Investment

Real estate-nonfarm, nonresidential	1	$325,446
Commercial and industrial	1	72,041
Total	2	$397,487

	For the three months ended September 30, 2011
Troubled Debt Restructurings that subsequently defaulted during the period:	Number of Contracts	Recorded Investment

Real estate-nonfarm, nonresidential	1	$325,446
Commercial and industrial	1	72,041
Total	2	$397,487

In the determination of the allowance for loan losses, management considers troubled debt restructurings and subsequent defaults in these restructurings by adjusting quantitative and qualitative factors applied to balances in the calculation of the allowance for loan losses. Increases in the number of restructurings or defaults on previously restructured loans would increase qualitative factors used in the allowance calculation.  Restructured loans are considered impaired under the accounting standards, so management reviews them individually to determine the amount of impairment.

Nonperforming Loans
Nonperforming loans include nonaccrual loans or loans which are 90 days or more delinquent as to principal or interest payments. As of September 30, 2011, the Bank had nonaccrual loans of $6.5 million representing 10 loans, a decrease of $3.2 million from December 31, 2010. All of these loans are secured by real estate. In addition to loans on nonaccrual, as of September 30, 2011, management considers another $2.4 million of loans impaired, all of which are TDR’s. Management routinely assesses the collateral and other circumstances associated with impaired loans in an effort to determine the amount of potential impairment. These loans are currently being carried at management’s best estimate of net realizable value, although no assurance can be given that no further losses will be incurred on these loans until the collateral has been acquired and liquidated or other arrangements can be made.  The foreclosure process is lengthy (generally a minimum of six months and often much longer), so loans may be on nonaccrual status for a significant time period prior to moving to other real estate owned.  As soon as the amount of impairment is estimable, the amount of principal impairment is generally charged against the allowance for loan losses. However, until losses and selling costs can be estimated via appraisal or other means, a portion of the allowance may be allocated to specific impaired loans. The timing of the appraisal varies from loan to loan depending on the Bank’s ability to access the property.  As of September 30, 2011 the allowance for loan losses included approximately $173,178 of reserves specifically related to impaired loans. Of that amount, a portion is related to selling costs.

Management’s estimates of net realizable value or fair value of real estate collateral are obtained (on a nonrecurring basis) using independent appraisals, less estimated selling costs. Estimates of net realizable value for equipment and other types of personal property collateral are estimated based on input from equipment dealers and other professionals. If an appraisal is not available or management determines that fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as determined by Level 3 inputs as defined by FASB ASC 820, “Fair Value Measurements and Disclosures.”

Potential Problem Loans
Management identifies and maintains a list of potential problem loans. These are loans that are not included in nonaccrual status or impaired loans. A loan is added to the potential problem list when management becomes aware of information about possible credit problems of borrowers that causes serious doubts as to the ability of such borrowers to comply with the current loan repayment terms. These loans are designated as such in order to be monitored more closely than other credits in the Bank’s portfolio. There were loans in the amount of $4.7 million that have been determined by management to be potential problem loans at September 30, 2011. These loans are generally secured by various types of real estate, but may also be secured with other types of collateral. Should potential problem loans become impaired, management will charge-off any impairment amount as soon as the amount of impairment can be determined.

Note 4. Concentrations of credit risk

The Bank makes loans to individuals and small businesses located primarily in upstate South Carolina for various personal and commercial purposes. The Bank monitors the portfolio for concentrations of credit on a quarterly basis using North American Industry Codes, (“NAIC”) and using definitions required by regulatory agencies. The Bank has loans in two NAIC categories of which each represents more than 10% of the portfolio. The NAIC concentrations are 13.01% in Accommodation and Food services, and 24.0% in Real Estate Rental and Leasing. The NAIC codes that make up various types of construction related companies also represent more than 10% when taken collectively. The portfolio also has loans representing 15 other NAIC categories.

The Bank has concentrations in loans collateralized by real estate according to the regulatory definition. Included in this segment of the portfolio is the category for construction and development loans.  Construction loans in the Company’s portfolio can be further divided into the following sub categories as of September 30, 2011:

September 30, 2011
Single family residential construction loans	$2,681,727
Acquisition and development loans	7,512,030
Vacant land loans (not development related)	18,334,068
Other construction and land loans	2,513,408
$31,041,233

While the Bank does have a concentration of loans in this category, the Bank’s business is managed in a manner intended to help reduce the risks normally associated with construction lending. Management requires lending personnel to visit job sites, maintain frequent contact with borrowers and perform or commission inspections of completed work prior to issuing additional construction loan draws. Under current policy, loans are limited to 80% of cost of construction projects, and borrowers are required to meet minimum net worth requirements and debt service coverage ratios. Projects for construction of single family homes are generally limited to those projects with contracts for sale where the ultimate owner has a significant investment in the contract.  These policies may be considered stricter than policies in place when some of the Bank’s currently outstanding loans were originated. However, as loans mature or as new loans are made, the current guidelines described above would be used to underwrite construction loans.  The Company does not currently have any acquisition and development loans with interest reserves.

Reappraisals are routinely ordered when a loan is collateral dependent and showing signs of weakness. Specifically, the Company’s reappraisal policy states that collateral for single family construction loans will be reappraised if the home is complete and remains unsold for twelve months, or if the original loan has been outstanding for eighteen months. For development loans, if lot absorption varies from the original appraiser’s estimates by 25% or more, the collateral will be reappraised.

Loans with weaknesses that are collateralized with partially constructed projects are generally appraised both “as is” and “as completed.” A determination is then made as to the likely disposition of the loan, whether the borrower retains the collateral and completes the project or whether the Company will ultimately foreclose and complete the construction following foreclosure. If foreclosure and completion by the Company are deemed the most likely scenario, and the cost to complete exceeds the collateral value, then the amount of cost to complete in excess of the as completed value of the collateral will generally be charged to the allowance for loan losses. To date very few impaired loans have been returned to accrual status as the result of updated appraisals. However, depending on specific circumstances, loans could potentially return to accrual status if the repayment prospects for the loan have changed significantly. Loans returned to accrual status will generally need to perform for a period of six months prior to being returned to accrual status, unless the underlying characteristics have significantly been altered in a positive manner.

Note 5. Income taxes

The Company accounts for income taxes in accordance with FASB ASC Topic 740, “Income Taxes", a method whereby certain items of income and expense (principally provision for loan losses, depreciation, and prepaid expenses) are included in one reporting period for financial accounting purposes and another for income tax purposes. Refer to the notes to the Company’s consolidated financial statements for the year ended December 31, 2010 for more information. The accounting literature states that a deferred tax asset should be reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized. The determination of whether a deferred tax asset is realizable is based on weighing all available evidence, including both positive and negative evidence. In making such judgments, significant weight is given to evidence that can be objectively verified.

To date in 2011, the Company recorded no net income tax expense or benefit. The Company has chosen to effectively reserve any tax benefit that would have accrued until the economic uncertainty in our market areas has subsided or declined. During the third quarter, management evaluated the net deferred tax asset accumulated in periods before 2011 to determine if it remained more-likely-than-not that the deferred tax asset would be realized by the Company in the short term. At the time of the evaluation, management determined that risks to sustained profitability have increased for the short-term due to several factors. These factors include increased regulation, continuation of high nonperforming asset levels, and the Federal Reserve’s pledge to keep interest rates low through mid-2013, as well as projections for low growth in the economy of the company’s market areas. As a result, during the quarter ended September 30, 2011 management established a valuation allowance on the entire deferred tax asset totaling approximately $908,000. Management will continue to evaluate the deferred tax asset on a quarterly basis and adjust the valuation allowance if necessary.

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

Note 6. Fair Value Accounting

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

Level 2-Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt with quoted prices that are traded less frequently than exchange-traded instruments, mortgage-backed securities, municipal bonds, corporate debt securities, and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain derivative contracts.

Level 3-Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. For example, this category generally includes certain private equity investments, retained residual interests in securitizations, residential mortgage servicing rights, and highly-structured or long-term derivative contracts and impaired loans.

The estimated fair values of the Company's financial instruments were as follows:

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial Assets
Cash and due from banks	$8,378,374	$8,378,374	$7,043,911	$7,043,911
Federal funds sold	12,120,000	12,120,000	5,110,000	5,110,000
Investment securities	27,026,768	27,026,768	24,655,686	24,655,686
Loans, gross	98,449,890	99,640,527	119,914,200	120,947,231
Cash surrender value of life insurance policies	1,958,462	1,958,462	1,908,112	1,908,112
Financial Liabilities
Deposits	138,656,618	137,506,701	140,646,392	139,176,006
Customer sweep accounts	46,583	46,583	895,937	895,937
Customer repurchase agreements	1,700,000	1,759,399	2,050,000	2,137,395
Borrowings from FHLB	2,479,213	2,656,645	6,592,338	6,731,378
Broker repurchase agreements	5,000,000	5,187,792	5,000,000	5,212,655

The table below presents the balances of assets measured at fair value on a recurring or nonrecurring basis by level within the hierarchy of inputs that may be used to measure fair value.

	September 30, 2011
	Total	Level 1	Level 2	Level 3
Investment securities, recurring	$27,026,768	$17,382,261	$8,708,157	$936,350
Other real estate owned, nonrecurring	$14,323,423	$-	$-	$14,323,423
Impaired loans, nonrecurring	$8,904,524	$-	$-	$8,904,524
	December 31, 2010
Investment securities, recurring	$24,655,686	$15,369,729	$8,222,607	$1,063,350
Other real estate owned, nonrecurring	$10,278,599	$-	$-	$10,278,599
Impaired loans, nonrecurring	$10,639,189	$-	$-	$10,639,189

During the nine months ended September 30, 2011, there were no significant transfers of assets between categories.

The table below represents the activity in Level 3 assets that are measured at fair value on a recurring basis for the period January 1, 2011 to September 30, 2011.

Other Investments
Beginning balance	$1,063,350
Total realized and unrealized gains or losses:
Included in earnings	-
Included in other comprehensive income	-
Purchases	17,900
Sales (redemption by FHLB Atlanta)	(144,900)
Principal reductions	-
Transfers in and/or out of Level 3	-
Ending balance	$936,350

Note 7. Earnings per Share

ASC 260, "Earnings per Share," requires that the Company present basic and diluted net income (loss) per common share. The assumed conversion of stock options creates the difference between basic and diluted net income per share. Income per share is calculated by dividing net income by the weighted average number of common shares outstanding for each period presented. The weighted average number of common shares outstanding for basic and diluted net loss per common share for the three month period ended September 30, 2011 was 2,210,769 shares. Outstanding options were excluded from the loss per share calculation because they are anti-dilutive for the three-month periods ended September 30, 2011 and 2010. The weighted average number of common shares outstanding for basic and diluted net loss per common share for the nine month period ended September 30, 2011 was 2,210,769 shares. Outstanding options were excluded from the loss per share calculation because they are anti-dilutive for the nine-month periods ended September 30, 2011 and 2010. The calculations of earnings per share for the quarter and nine months ended September 30, 2010 include the effect of the 5% stock dividend declared on April 13, 2010 as if it had been declared on January 1, 2010.

Note 8. Stock Based Compensation

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

For the three and nine months ended September 30, 2011, the Company expensed $12,679 and $38,029, respectively, related to options granted in previous years. The expense is included in salaries and employee benefits in the accompanying consolidated statements of income.

Note 9. Cumulative Perpetual Preferred Stock (8%)

During the third quarter of 2010, the Company offered up to $2,500,000 of 8% Series A Cumulative Perpetual Preferred Stock (“the Preferred”) to accredited investors and up to 35 non-accredited investors. The Preferred was offered by the Company’s directors and executive officers, and no selling agents or underwriters were used. 1,038 shares of the Preferred were sold. Proceeds of the offering, net of offering expenses totaled $998,538. The Preferred is scheduled to pay a dividend quarterly. However, the Federal Reserve has declined to approve the dividends scheduled for payment to date. Dividends that have accumulated, but have not been declared or accrued since inception of the Preferred, total $95,693 as of September 30, 2011.

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

•	changes in accounting policies, rules, and practices;

•	Sustainability of income tax filing positions taken by the Company and underlying assumptions;

•	cost and difficulty of implementing changes in technology or products;

•	loss of consumer confidence and economic disruptions resulting from terrorist activities;

•	ability to continue to weather the current economic downturn;

•	loss of consumer or investor confidence; and

•	other factors and information described in this report and in any of the other reports we file with the Securities and Exchange Commission under the Securities Act of 1934.

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

Effect of Economic Trends

Problems in the economy over the last three years have adversely impacted the ability of some borrowers to repay their loans. Although the Company’s market area has not experienced the negative effects of the recession and declines in real estate markets to the same extent as some other markets in the country, these factors have had a significant effect on our operations as evidenced by the increases in our potential problem loans, charge-offs, nonaccrual loans and real estate owned. The majority of problem loans in 2010 and through the first nine months of 2011 were real estate loans. These loans were often collateralized by newly constructed homes or undeveloped land and were foreclosed on after real estate sales in the Company’s market area decreased significantly beginning in the summer of 2008. Borrowers were generally builders and developers who did not have the cash flow required to support the level of inventory financed with area banks. The process of foreclosure in South Carolina is lengthy and expensive. The impact of foregone interest on nonaccruing loans in the process of foreclosure, combined with attorneys’ fees, property taxes, and costs to sell repossessed property negatively impacted the Company’s income in 2010 and 2011. The residential market for single family homes in South Carolina has a significant inventory of unsold homes. This inventory will take time for the market to absorb and the Company expects to continue through 2011 and into 2012 with elevated other real estate owned balances. The real estate and construction industries have been significant employers in the past in South Carolina, but these industries are not expected to return to pre-2008 levels in the foreseeable future. South Carolina is currently looking to other industries to provide job creation and economic prosperity in the State. The Company expects slow economic improvement in the remainder of 2011 in its market areas.

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which significantly changes the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act has had, and will continue to have, extensive effects on all financial institutions, and includes provisions that have affected, and will continue to affect, how community banks, thrifts, and small bank and thrift holding companies are regulated.  Among other things, these provisions abolished the Office of Thrift Supervision and transferred its functions to the other federal banking agencies, relaxed rules regarding interstate branching, allowed financial institutions to pay interest on business checking accounts, changed the scope of federal deposit insurance coverage, and will impose new capital requirements on bank and thrift holding companies.  The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which has been given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks.  Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting originator compensation, minimum repayment standards, and pre-payments.

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

Legislative Proposals

Proposed legislation, which could significantly affect the business of banking, is introduced in Congress and the South Carolina Legislature from time to time. For example, numerous bills are pending in Congress and the South Carolina Legislature to provide various forms of relief to homeowners from foreclosure of mortgages as a result of publicity surrounding economic problems resulting from subprime mortgage lending and the economic adjustments in national real estate markets. The President of the United States has also indicated his intention to provide relief pursuant to executive order if Congress does not act soon enough or rigorously enough.  Broader problems in the financial sector of the economy, which became apparent in 2008, have led to numerous calls for, and legislative and regulatory proposals relating to, restructuring of the regulation of financial institutions.  However, several bills have been introduced in Congress to modify or lessen the impact of the Dodd-Frank Act. Management of the Company cannot predict the future course of such legislative proposals or their impact on the Company and the Bank should they be adopted.

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

Results of Operations for the Three Months Ended September 30, 2011 and 2010

Summary
The Company recorded a loss of $1,009,137 (a loss of $1,031,545 available to common shareholders or a loss of ($.47) per common share) during the third quarter of 2011 compared to a loss of $247,465 during the third quarter of 2010 or ($.12) per common share, after giving effect to the five percent stock dividend (recorded as a stock split) declared in 2010. On a before tax basis the Company recorded a loss of $100,696 for the third quarter of 2011. The primary reason for the larger net after-tax loss was a full valuation allowance recorded on the Company’s deferred tax asset as of September 30, 2011, and included in income tax expense for the third quarter of 2011.The Company recorded a full valuation allowance of $908,441 in response to events in the third quarter of 2011 such as the pledge by the Federal Reserve’s Open Market Committee to keep short term interest rates at historical lows through mid-2013, the continued turmoil in world financial markets, and the lack of growth projected for the local and the United States’ economy over the next few years. These conditions make it more difficult for community banks to protect the net interest margin, which is the primary driver of net income. The increased cost of significant new regulation and fewer sources of non-interest income are also contributing to a lower-earning shorter term outlook.

Net Interest Income
Net interest income is the primary driver of net income for the Company. Net interest income is equal to the difference between interest income earned on the Company’s interest earning assets and the interest paid on its interest bearing liabilities. The Company’s net interest margin increased to 3.48% in the third quarter of 2011 from 3.22% in the third quarter of 2010. The primary reason for the increase in the net interest margin was a decrease in the average rate paid on interest bearing liabilities. For the quarter ended September 30, 2011 the Bank paid an average of 1.19% on interest bearing liabilities, compared with an average of 1.75% on interest bearing liabilities in the 2010 quarter. The decrease was primarily attributable to the replacement of maturing higher rate deposits with lower rate deposits.

The table below illustrates the average balances of interest earning assets and interest bearing liabilities and the resulting annualized yields and costs for the three month periods ended September 30, 2011 and 2010.

	September 30, 2011			September 30, 2010
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Investments	$26,586,763	$222,070	3.31%	$27,146,989	$231,689	3.39%
Federal funds sold and other interest-earning deposits	16,931,296	4,885	.11%	14,002,032	5,165	.15%
Loans, excluding nonaccruals	95,235,953	1,396,052	5.82%	116,682,151	1,720,881	5.85%

Total interest earning assets	138,754,012	1,623,007	4.64%	157,831,172	1,957,735	4.92%

Interest bearing transaction accounts	13,532,747	13,699	.40%	12,603,195	14,320	.45%
Savings and money market	50,938,255	89,599	.70%	50,524,150	180,400	1.42%
Time deposits	60,895,714	231,430	1.51%	74,324,647	369,131	1.97%
Total interest bearing deposits	125,366,716	334,728	1.06%	137,451,992	563,851	1.63%

Retail repurchase agreements and sweeps	1,831,670	6,078	1.32%	2,814,282	8,019	1.13%
Borrowings from FHLB Atlanta	2,497,545	19,379	3.08%	7,905,243	60,645	3.04%
Broker repurchase agreements	5,000,000	44,518	3.53%	5,000,000	44,517	3.53%
Total interest bearing liabilities	$134,695,931	404,703	1.19%	$153,171,517	677,032	1.75%

Net interest income		$1,218,304			$1,280,703
Interest rate spread			3.45%			3.17%
Interest margin			3.48%			3.22%

The Bank, which accounts for all of the Company’s sensitivity to changes in interest rates, measures interest sensitivity using various methods. Using a static GAP measurement, which compares the amount of interest sensitive assets repricing within a one year time period as compared to the amount of interest sensitive liabilities repricing within the same time frame, the Bank’s sensitivity to changes in interest rates can be analyzed. This method does not take into account loan prepayments and other non-contractual changes in balances and the applicable interest rates, but it does give some information as to possible changes in net interest income that could be expected simply as a result of changes in interest rates. As of September 30, 2011, the Bank’s cumulative static GAP ratio was .71 through 12 months assuming all non-maturing deposits reprice immediately and that all securities reprice in the year of their maturity, without regard to calls or principal reductions on mortgage-backed securities. This indicates a liability-sensitive position as of September 30, 2011. However, this measurement is based on assumptions about the repricing of various accounts, which may not occur as they have been modeled. Assuming some non-maturing deposits reprice in periods other than the first twelve months, and accounting for principal reductions on mortgage-backed securities, the Bank’s cumulative static GAP ratio is .97 through 12 months.

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

Provision for loan losses
For the quarter ended September 30, 2011, the Company expensed $135,000 to the provision for loan losses. The Bank sets the allowance for loan loss levels in response to trends in the portfolio and the level of potential problem loans. During the quarter, charge-offs totaled $488,743 and there were no recoveries. The overall outstanding balance of the portfolio declined during the third quarter, as did nonaccrual loans, and loans past due greater than 30 days.

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

Noninterest income
The primary recurring drivers of noninterest income for the Company and the Bank are service charges on deposit accounts. For the three months ended September 30, 2011, the Company earned $142,000 in service charges on deposit accounts compared to $133,580 for the same period in 2010. Other noninterest income was $47,872 in the third quarter of 2011 compared to $57,930 for the third quarter of 2010.

Noninterest expense
Noninterest expense totaled $1.4 million for the three months ended September 30, 2011 and $1.7 million for the three months ended September 30, 2010. Expense related to foreclosed properties decreased to $195,846 in the third quarter of 2011 compared to $482,850 in the third quarter of 2010. The decrease is primarily due to the timing of various expenses and write downs of value based on new appraisals. The decrease in holding expenses related to foreclosed properties was partially offset by an increase in losses on sales of foreclosed property. Professional and regulatory fees decreased $31,698 in the third quarter of 2011 in comparison to the third quarter of 2010, primarily as a result of decreases in FDIC insurance premiums.

Results of Operations for the Nine Months Ended September 30, 2011 and 2010

Summary
The Company’s net loss for the nine months ended September 30, 2011 was $1.2 million or ($.58) per common share, compared to a net loss of $510,340 or ($.24) per common share for the nine months ended September 30, 2010 (including the effect of the five percent stock dividend declared in 2010). The increase in the net loss is primarily due to the valuation allowance of $908,441 recorded in full against the Company deferred tax assets and included in income tax expense in the third quarter of 2011. On a pretax basis the company recorded a net loss of $301,336 for the nine months ended September 30, 2011 compared to a net loss of $846,313 for the nine months ended September 30, 2010. The primary reason for the improvement in the pre-tax amount was a decrease in the provision for loan losses of $685,000.

Net Interest Income
Net interest income was $3.8 million in the first nine months of 2011 compared to $3.9 million for the nine months ended September 30, 2010. Net interest income was down slightly for the nine months ended September 30, 2011 compared to the same period in 2010 primarily because of decreases in earning asset volumes, which were not completely offset by decreases in the cost of interest bearing liabilities. Average balances of earning assets declined from $162.1 million for the nine months ended September 30, 2010 to $141.4 million for the nine months ended September 30, 2011. As the economy continues to improve at a very slow pace, demand for loans is very low. Loans are the Company’s highest earning asset type. The cost of interest bearing liabilities declined from 1.82% in the first nine months of 2010 to 1.33% for the first nine months of 2011, which helped offset the decrease in interest earning assets during the same time frame.

The table below illustrates the average balances of interest earning assets and interest bearing liabilities and the resulting annualized yields and costs for the nine month periods ended September 30, 2011 and 2010.

	September 30, 2011			September 30, 2010
	Average Balance	Interest Earned	Average Yield/Cost	Average Balance	Interest Earned	Average Yield/Cost
Investments	$26,197,652	$635,821	3.24%	$27,574,716	$732,351	3.55%
Federal Funds Sold	12,670,467	11,546	.12%	12,466,917	12,227	.13%
Loans	102,537,845	4,487,986	5.85%	122,088,939	5,265,757	5.77%
Total interest earning assets	141,405,964	5,135,353	4.86%	162,130,572	6,010,335	4.96%

Interest bearing transaction accounts	13,220,478	40,781	.41%	12,885,171	44,663	.46%
Savings and money market accounts	50,899,223	327,450	.86%	50,233,872	588,388	1.57%
Time deposits	64,444,744	787,461	1.63%	77,324,499	1,180,359	2.04%

Total interest bearing deposits	128,564,445	1,155,692	1.20%	140,443,542	1,813,410	1.73%
Retail repurchase agreements and sweeps	2,303,321	20,118	1.17%	2,841,276	30,424	1.43%
Advances from FHLB	2,726,014	70,381	3.45%	8,511,470	160,653	2.52%
Broker repurchase agreements	5,000,000	132,102	3.53%	5,000,000	132,585	3.55%
Total interest bearing liabilities	$138,593,780	1,378,293	1.33%	$156,796,288	2,137,072	1.82%

Net interest income		$3,757,060			$3,873,263
Interest rate spread			3.53%			3.13%
Interest margin			3.55%			3.19%

Provision for loan losses
The amount of the Company’s provision for loan losses for the nine months ended September 30, 2011 was $395,000 compared to $1.1 million for the nine months ended September 30, 2010. Charge-offs totaled $971,083 during the first nine months of 2011 compared to $857,452 for the first nine months of 2010. Recoveries totaled $24,338 for the first nine months of 2011. There were no recoveries in the first nine months of 2010. See “Balance Sheet Review- Loans” for additional information on the Company’s loan portfolio and allowance for loan losses.

Noninterest income
Noninterest income for the nine months ended September 30, 2011 was $532,552 compared to $551,456 for the nine months ended September 30, 2010. The decrease is primarily due to decreases in charges for insufficient funds.

Noninterest expense
Total noninterest expense for each of the nine months ended September 30, 2011 and 2010 was $4.2 million. Salaries and benefits, occupancy expenses, and other expenses were down slightly in the first nine months of 2011 compared to the first nine months of 2010. However, increases in expenses associated with foreclosed property and professional and regulatory fees offset any decreases in other categories in 2011 compared to 2010. Expenses associated with foreclosed properties include recognition of decreases in appraised values as well as holding costs such as property taxes, insurance and maintenance costs. Decreases in appraised values accounted for expense of $358,113 for the first nine months of 2011 compared to $432,036 for the first nine months of 2010.  When losses on sale of OREO are factored in with holding costs and recognition of declines in appraised values, the total cost of foreclosed assets year to date in 2011 was $885,313 while total costs through the first nine months of 2010 were $842,638. The increase is due to the larger number of properties being held in 2011 in comparison to 2010 as foreclosure actions have been completed and sales have slowed. Regulations require that foreclosed property must be reappraised annually. In 2011 appraised values on certain property types have continued to decline. The Company continues to market foreclosed property for sale in an effort to decrease holding costs going forward. However, the inventory of unsold real estate in South Carolina remains high as of September 30, 2011.

Balance Sheet Review

Investments
At September 30, 2011, the Bank held available for sale securities with a fair value of $26.1 million and other investments with an amortized cost of $936,350. Available for sale securities include government sponsored enterprise bonds, mortgage-backed securities, and municipal bonds. The fair values of the Company’s available for sale investments, other than municipal bonds, are measured on a recurring basis using quoted market prices in active markets for identical assets and liabilities (“Level 1 inputs” under FASB ASC 820). Due to the lower level of trading activity in municipal bonds, the fair market values of these investments are measured based on other inputs such as inputs that are observable or can be corroborated by observable market data for similar assets with substantially the same terms (“Level 2 inputs” under FASB ASC 820). We obtain our fair value information via our bond accounting vendor. This vendor obtains municipal bond market pricing from Interactive Data, a provider of third-party financial market data. The Company does not adjust market pricing received from this vendor, but we do request that a qualified analyst review each municipal bond in the portfolio to determine if any other information is available that would call into question the market values used.

Other investments include stock in the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank. These stocks are held at amortized cost because they have no quoted market value and have historically been redeemed at par value. However, there can be no assurance that these stocks will, in fact, be redeemed at cost in the future.

As of September 30, 2011, investments available for sale had a net unrealized gain of $758,994. As of September 30, 2011, the Company held two investments in an unrealized loss position, but neither of the investments had been in an unrealized loss position for 12 months or more.  Based on its other-than-temporary impairment analysis at September 30, 2011, the Company concluded that gross unrealized losses were not other-than-temporary. See Note 2 for additional information.

Loans
Portfolio Composition
The following table summarizes the composition of our loan portfolio. See also Note 3 to the Unaudited Consolidated Financial Statements.

	September 30, 2011		December 31, 2010

	Amount	% of Loans	Amount	% of Loans
Loans secured by real estate – construction	$31,041,233	31.5%	$41,855,338	34.9%
Loans secured by real estate – single family, including HELOC	15,048,907	15.3	19,604,943	16.3
Loans secured by real estate – nonfarm, nonresidential	39,927,435	40.6	43,080,225	36.0
Loans secured by real estate – multifamily	1,744,755	1.8	1,793,400	1.5
Commercial and industrial	9,965,881	10.1	12,580,841	10.5
Consumer loans	721,679	.7	999,453	.8
Total Loans	98,449,890	100.0%	119,914,200	100.0%
Less allowance for loan losses	(2,151,685)		(2,703,430)
Net Loans	$96,298,205		$117,210,770

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

The Bank does not make long term (more than 15 years) mortgage loans to be held in its portfolio, and does not offer loans with negative amortization features or long-term interest only features, or loans with loan to collateral value ratios in excess of 100% at the time the loan is made. The Bank does offer loan products with features that can increase credit risk during periods of declining economic conditions, such as adjustable rate loans, short-term interest-only loans, and loans with amortization periods that differ from the maturity date (i.e., balloon payment loans). However, the Bank evaluates each customer’s creditworthiness based on the customer’s individual circumstances, and current and expected economic conditions, and underwrites and monitors each loan for associated risks. Loans made with exceptions to internal loan guidelines and those with loan-to-value ratios in excess of regulatory loan-to-value guidelines are monitored and reported to the Board of Directors on a monthly basis. The regulatory loan-to-value guidelines permit exceptions to the guidelines up to a maximum of 30% of total capital for commercial loans and exceptions for all types of real estate loans up to a maximum of 100% of total capital. As of September 30, 2011, the Bank had $3.0 million of loans which exceeded the regulatory loan to value guidelines. This amount is within the maximum allowable exceptions to the guidelines. Of the $3.0 million of loans with exceptions to the regulatory loan to value guidelines, $2.5 million or approximately 80% were not exceptions at the time the loans were made, but became exceptions upon reappraisal. Management routinely reappraises real estate collateral based on specific criteria and circumstances. If additional collateral is available, the Bank may require the borrower to commit additional collateral to the loan or take other actions to mitigate the Bank’s risk.

Portfolio Segment Methodology
The Bank segments its loan portfolio into groups of loans that mirror the regulatory reporting segments for loans, which are based on specific definitions in the Code of Federal Regulations. Those categories are presented in the table above and are the same categories used by management to analyze credit quality and the adequacy of the allowance for loan losses.  The Bank has been, and will continue to be, reliant on loans with real estate collateral. Under the regulatory guidelines loans with real estate collateral are reported based on various additional sub-categories, such as construction loans, loans collateralized by single family homes, including home equity lines of credit (“HELOC”), and non-residential properties.

Allowance for loan losses
The provision for loan losses charged to operating expenses reflects the amount deemed appropriate by management to establish an adequate reserve to meet the probable loan losses incurred in the current loan portfolio. Management’s judgment is based on periodic and regular evaluation of individual loans, the overall risk characteristics of the various portfolio segments, past experience with losses, delinquency trends, and prevailing economic conditions. To estimate the amount of allowance necessary the Company separates the portfolio into segments. The portfolio is first separated into groups according to the internal loan rating assigned by management. Loans rated “Special Mention”, “Substandard” “Doubtful” or “Loss,” as defined in the Bank’s loan policy, are evaluated individually for impairment. The Company uses regulatory call report codes to stratify the remaining portfolio and tracks the Bank’s own charge-offs and those of peer banks using FDIC Call Report data. The Bank’s own charge-off ratios by call report code are used to project potential loan losses in the future on loans that are rated “Satisfactory” or better. Charge-off ratios may be increased or decreased based on other environmental factors which may need to be considered, such as unemployment rates and volatility of real estate values. While management uses the best information available to it to make evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations. The allowance for loan losses is also subject to periodic evaluation by various regulatory authorities and may be subject to adjustment upon their examination.

Activity in the allowance for loan losses for the first nine months of 2011 and 2010 is presented below.

	Nine months ended September 30, 2011	Nine months ended September 30, 2010

Allowance for loan losses, beginning of year	$2,703,430	$2,695,337
Provision for losses	395,000	1,080,000
Charge-offs:
Consumer	-	2,134
Real estate- construction	569,055	693,316
Real estate- 1-4 family residential (1)	331,987	162,002
Commercial and industrial	70,041	-
Total charge-offs	971,083	857,452
Recoveries
Commercial and industrial	24,338	-
Total recoveries	24,338	-
Net charge-offs	946,745	857,452
Allowance for loan losses, end of period	$2,151,685	$2,917,885

Nonaccruing loans to gross loans at end of period	6.64%	7.63%
Net charge-offs to average loans outstanding	(.86%)	(.66%)
Net charge-offs to loans at end of period	(.96%)	(.69%)
Allowance for loan losses to average loans	1.98%	2.23%
Allowance for loan losses to loans at end of period	2.19%	2.34%
Net charge-offs to allowance for loan losses	(44.0%)	(29.39%)
Net charge-offs to provision for loan losses	(239.7%)	(79.39%)

    (1)  Inclues HELOC loans, if applicable.

The allowance for loan losses is not restricted to specific categories of loans and is available to absorb losses in all categories. However, the Company has allocated the allowance for loan losses among the various segments of the portfolio. The allowance allocations as of September 30, 2011 and December 31, 2010 are presented in the table below.

	September 30, 2011	December 31, 2010

Loans secured by real estate – construction	$863,734	$1,093,200
Loans secured by real estate – single family, including HELOC	445,833	361,096
Loans secured by real estate – nonfarm, nonresidential	614,180	341,377
Loans secured by real estate – multifamily	18,215	4,484
Commercial and industrial	103,732	525,567
Consumer installment	12,211	15,914
Unallocated	93,780	361,792
Total allowance for loan losses	$2,151,685	$2,703,430

Credit Quality Indicators
Loans on the Bank’s watch list (including loans rated Special Mention, Substandard, Doubtful or Loss as defined below and in the Bank’s loan policy) are evaluated individually for impairment and are shown in the table below. Loans rated doubtful or loss are generally charged-off, unless specific circumstances warrant the loan’s remaining in the portfolio, even with a grade of doubtful or loss. Loans rated Satisfactory or better are also summarized in the table below.

	September 30, 2011
	Special Mention	Substandard	Doubtful/ Loss	Satisfactory

Loans secured by real estate – construction	$2,202,813	$9,889,263	$-	$18,949,157
Loans secured by real estate – single family (1)	724,752	1,171,801	-	13,152,354
Loans secured by real estate – multi-family	-	696,138		1,048,617
Loans secured by real estate –nonfarm, nonresidential	3,963,450	3,212,210	-	32,751,775
Commercial and industrial loans	393,758	149,256	-	9,422,867
Consumer loans	-	279	-	721,400
Total	$7,284,773	$15,118,947	$-	$76,046,170

	December 31, 2010
	Special Mention	Substandard	Doubtful/Loss	Satisfactory

Loans secured by real estate – construction	$2,217,173	$10,608,496	$-	$29,029,669
Loans secured by real estate – single family (1)	1,389,483	2,894,266	-	15,321,194
Loans secured by real estate – multi-family	-	-	-	1,793,400
Loans secured by real estate –nonfarm, nonresidential	1,439,121	661,532	-	40,979,572
Commercial and industrial loans (2)	79,744	86,379	992,027	11,422,691
Consumer loans	1,796	1,869	-	995,788
Total	$5,127,317	$14,252,542	$992,027	$99,542,314

(1)	Includes home equity lines of credit (HELOC) loans.
(2)
The total loans rated doubtful as of December 31, 2010 were repaid in 2011 in full (with no loss to the principal balance for the Company). They were classified as doubtful as of December 31, 2010 because of the possibility that legal proceedings would lengthen the collection time significantly.

A loan classified as Special Mention has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may affect the likelihood of repayment for the loan or result in deterioration of the bank’s credit position at some future date.  The Substandard rating is applicable to loans having a well-defined weakness in the liquidity or net worth of the borrower or the collateral that could jeopardize the liquidation of the debt. Well-defined weaknesses could include deterioration in the borrower’s financial condition or cash flows, significant changes in the value of underlying collateral, or other indicators of weakness.  A loan classified as Doubtful has all the weaknesses inherent in one classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Loans classified Loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off this asset even though partial recovery may be affected in the future.

Loans in all of the above categories (special mention, substandard, doubtful, and loss) are reviewed individually for impairment (see table below) and to determine which category they will be placed in for purposes of the calculation of the allowance for loan losses. Additional assets may also be individually evaluated for impairment.

Delinquent loans and loans on non-accrual are presented by call report category in the table below.

	September 30, 2011		December 31, 2010
	Past due 30-89 Days	Nonaccrual or Past due over 90 Days	Past due 30-89 Days	Nonaccrual or Past due over 90 Days

Loans secured by real estate – construction	$2,513,408	$3,670,699	$891,035	$7,218,012
Loans secured by real estate – single family (1)	305,900	404,087	1,977,519	1,522,290
Loans secured by real estate –nonfarm, nonresidential	457,784	2,463,076	-	-
Commercial and industrial loans	18,258	-	-	992,027
Consumer loans	-	-	-	-
Total	$3,295,350	$6,537,862	$2,868,554	$9,732,329

(1)	Includes HELOC loans

Management closely monitors delinquent loans. Construction loans past due 30 to 89 days as of September 30, 2011 increased from December 31, 2010 primarily due to one relationship. As of September 30, 2011 management has evaluated the relationship and believes that a plan is in place to resolve the issues involved. However, management has also evaluated the collateral supporting the loan and believes that sufficient collateral exists to cover the Company’s investment in the related loans if foreclosure is ultimately required. The decrease in loans on nonaccrual since December 31, 2010 is primarily due to completion of the foreclosure process for multiple relationships, net of new loans entering foreclosure.

The table below details amounts of loans collectively or individually reviewed for impairment by portfolio segment.

	September 30, 2011		December 31, 2010
	Collectively reviewed for impairment	Individually reviewed for impairment	Collectively reviewed for impairment	Individually reviewed for impairment

Loans secured by real estate – construction	$18,949,157	$12,092,076	$29,029,669	$12,825,669
Loans secured by real estate – single family (1)	13,152,354	1,896,553	15,321,194	4,283,749
Loans secured by real estate –nonfarm, nonresidential	32,604,147	7,323,288	40,979,572	2,100,653
Loans secured by real estate – multifamily	1,048,617	696,138	1,793,400	-
Commercial and industrial loans	9,422,867	543,014	11,422,691	1,158,150
Loans to consumers	721,400	279	995,788	3,665
Total	$75,898,542	$22,551,348	$99,542,314	$20,371,886

(1)	Includes HELOC loans.

Impaired loans by portfolio segment, the majority of which are included in the table above, as of the dates indicated, were as follows:

	September 30, 2011			December 31, 2010
	Impaired Loans	% of Total	Related Specific Reserves	Impaired Loans	% of Total	Related Specific Reserves
Real Estate – construction	$5,661,109	63.6%	$64,143	$7,218,013	67.8%	$51,280
Real Estate – single family (1)	410,874	4.6	12,707	2,137,335	20.1	3,287
Real Estate – Nonfarm, nonresidential	2,774,434	31.2	96,327	152,310	1.4	-
Commercial and industrial	58,107	.6	-	1,129,662	10.6	292,000
Consumer installment	-	-	-	1,869	.1	1,869

Total impaired loans (2)	8,904,524	100.0%	$173,178	10,639,189	100.0%	$348,436
Less related allowance for loan losses	(173,178)			(348,436)
Net nonperforming loans	$8,731,346			$10,290,753
(1)	Includes HELOC loans, if applicable.
(2)	Includes loans on nonaccrual.

Reappraisals are routinely ordered when a loan is collateral dependent and showing signs of weakness. Specifically, the Company’s reappraisal policy states that collateral for single family construction loans will be reappraised if the home is complete and remains unsold for twelve months, or if the original loan has been outstanding for eighteen months. For development loans, if lot absorption varies from the original appraiser’s estimates by 25% or more, the collateral will be reappraised. Additionally, the Company’s guidelines require that real property be appraised prior to renewal, modification, or extension of the loan. Collateral will also be reappraised if there is any indication that the collateral may have decreased significantly in value. An evaluation, rather than a full, certified appraisal, may or may not be used after consideration of the risk involved with the transaction, and the need to remain within safe and sound banking practices. If the value of collateral decreases significantly upon reappraisal, the Company may take any one or a combination of steps to protect its position. Possible actions include requesting additional collateral from the borrower, requiring the borrower to make principal reductions on the loan, or charge-off of a portion of the loan balance.

Loans with weaknesses that are collateralized with partially constructed projects are generally appraised both “as is” and “as completed.” A determination is then made as to the likely disposition of the loan, whether the borrower retains the collateral and completes the project or whether the Company will ultimately foreclose and complete the construction following foreclosure. If foreclosure and completion by the Company are deemed the most likely scenario, and the cost to complete exceeds the collateral value, then the amount of cost to complete in excess of the as completed value of the collateral will generally be charged to the allowance for loan losses. To date very few impaired loans have been returned to accruing status as the result of updated appraisals. However, depending on specific circumstances, such reappraised loans could potentially return to accrual status if the repayment prospects for the loan have changed significantly. Generally, a reappraised loan would not be returned to accrual status unless: the borrower has continued to make contractually required payments on the loan so that the outstanding principal balance is less than the appraised value less selling costs; the estimate of value of the collateral was determined using an independent valuation or appraisal; the borrower’s financial condition has not deteriorated significantly,  all indications are that the borrower will continue making payments as required for the foreseeable future; and there are no known barriers to collection of payment in full. Loans returned to accrual status will generally need to have performed for a period of six months prior to being returned to accrual status, unless the underlying characteristics have significantly been altered in a positive manner.

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

Troubled Debt Restructurings
Loans which management identifies as impaired generally will be nonperforming loans or restructured loans (also known as “troubled debt restructurings” or “TDR’s”). As a result of adopting the amendments in ASU 2011-02, the Company reassessed all restructurings that occurred on or after the beginning of the fiscal year of adoption (January 1, 2011) to determine whether they are considered troubled debt restructurings (TDRs) under the amended guidance. The Company identified no loans as TDRs for which the allowance for loan losses had previously been measured under a general allowance methodology.

During the nine months ended September 30, 2011, the Bank modified four loans that were considered to be troubled debt restructurings.   We extended the terms for three of these loans and the interest rate was lowered for one of these loans.  The table below summarizes loans designated as TDR’s during the nine and three months ended September 30, 2011.

	For the nine months ended September 30, 2011
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)
Real estate- construction	2	$1,993,166	$1,993,166
Real estate- nonfarm, nonresidential	2	489,248	489,248
Total	4	$2,482,414	$2,482,414

	For the three months ended September 30, 2011
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment (1)
Real estate- construction	1	$1,700,000	$1,700,000
Real estate- nonfarm, nonresidential	1	163,730	163,730
Total	2	$1,863,730	$1,863,730

(1)	Principal payments received are reflected in the Post-modification outstanding recorded investment on certain loans.

During the nine months ended September 30, 2011, two loans that had previously been restructured were in default, both of which went into default in the quarter.   One loan restructured in the twelve months prior to 2011 went into default during the nine months ended September 30, 2011 and the three months then ended. Two loans that had been restructured in 2010 and defaulted in 2010 were transferred to OREO in 2011.

	For the nine months ended September 30, 2011
Troubled Debt Restructurings that subsequently defaulted during the period:	Number of Contracts	Recorded Investment
Real estate-nonfarm, nonresidential	1	$325,446
Commercial and industrial	1	72,041
Total	2	$397,487

	For the three months ended September 30, 2011
Troubled Debt Restructurings that subsequently defaulted during the period:	Number of Contracts	Recorded Investment
Real estate-nonfarm, nonresidential	1	$325,446
Commercial and industrial	1	72,041
Total	2	$397,487

In the determination of the allowance for loan losses, management considers troubled debt restructurings and subsequent defaults in these restructurings by adjusting quantitative and qualitative factors applied to balances in the calculation of the allowance for loan losses. Increases in the number of restructurings or defaults on previously restructured loans would increase qualitative factors used in the allowance calculation.  Restructured loans are considered impaired under the accounting standards, so management reviews them individually to determine the amount of impairment.

Nonperforming Loans
Nonperforming loans include nonaccrual loans or loans which are 90 days or more delinquent as to principal or interest payments. As of September 30, 2011, the Bank had nonaccrual loans of $6.5 million representing 10 loans, a decrease of $3.2 million from December 31, 2010. All of these loans are secured by real estate. In addition to loans on nonaccrual, as of September 30, 2011, management considers another $2.4 million of loans impaired, all of which are TDR’s. Management routinely assesses the collateral and other circumstances associated with impaired loans in an effort to determine the amount of potential impairment. These loans are currently being carried at management’s best estimate of net realizable value, although no assurance can be given that no further losses will be incurred on these loans until the collateral has been acquired and liquidated or other arrangements can be made.  The foreclosure process is lengthy (generally a minimum of six months and often much longer), so loans may be on nonaccrual status for a significant time period prior to moving to other real estate owned. As soon as the amount of impairment is estimable, the amount of principal impairment is generally charged against the allowance for loan losses. However, until losses and selling costs can be estimated via appraisal or other means, a portion of the allowance may be allocated to specific impaired loans. The timing of the appraisal varies from loan to loan depending on the Bank’s ability to access the property.  As of September 30, 2011 the allowance for loan losses included approximately $173,178 of reserves specifically related to impaired loans. Of that amount, a portion is related to selling costs. The Company has no interest income recognized on impaired loans that represent the change in present value attributable to the passage of time.

Management’s estimates of net realizable value or fair value of real estate collateral are obtained (on a nonrecurring basis) using independent appraisals, less estimated selling costs. Estimates of net realizable value for equipment and other types of personal property collateral are estimated based on input from equipment dealers and other professionals. If an appraisal is not available or management determines that fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as determined by Level 3 inputs as defined by FASB ASC 820, “Fair Value Measurements and Disclosures.”

Potential Problem Loans
Management identifies and maintains a list of potential problem loans. These are loans that are not included in nonaccrual status or impaired loans. A loan is added to the potential problem list when management becomes aware of information about possible credit problems of borrowers that causes serious doubts as to the ability of such borrowers to comply with the current loan repayment terms. These loans are designated as such in order to be monitored more closely than other credits in the Bank’s portfolio. There were loans in the amount of $4.7 million that have been determined by management to be potential problem loans at September 30, 2011. These loans are generally secured by various types of real estate, but a few are secured with other types of collateral. Should potential problem loans become impaired, management will charge-off any impairment amount as soon as the amount of impairment can be determined.

Concentrations of Credit
The Bank makes loans to individuals and small businesses located primarily in upstate South Carolina for various personal and commercial purposes. The Bank monitors the portfolio for concentrations of credit on a quarterly basis using North American Industry Codes, (“NAIC”) and using definitions required by regulatory agencies. The Bank has loans in two NAIC categories of which each represents more than 10% of the portfolio. The NAIC concentrations are 13.01% in Accommodation and Food services, and 24.0% in Real Estate Rental and Leasing.  The NAIC codes that make up various types of construction related companies also represent more than 10% when taken collectively. The portfolio also has loans representing 15 other NAIC categories.

The Bank has concentrations in loans collateralized by real estate according to the regulatory definition. Included in this segment of the portfolio is the category for construction and development loans.

Construction loans in the Company’s portfolio can be further divided into the following sub categories as of September 30, 2011:

September 30, 2011
Single family residential construction loans	$2,681,727
Acquisition and development loans	7,512,030
Vacant land loans (not development related)	18,334,068
Other construction and land loans	2,513,408
$31,041,233

While the Bank does have a concentration of loans in this category, the Bank’s business is managed in a manner intended to help reduce the risks normally associated with construction lending. Management requires lending personnel to visit job sites, maintain frequent contact with borrowers and perform or commission inspections of completed work prior to issuing additional construction loan draws. Under current policy, loans are limited to 80% of cost of construction projects, and borrowers are required to meet minimum net worth requirements and debt service coverage ratios. Projects for construction of single family homes are generally limited to those projects with contracts for sale where the ultimate owner has a significant investment in the contract.  These policies may be considered stricter than policies in place when some of the Bank’s currently outstanding loans were originated. However, as loans mature or as new loans are made, the current guidelines described above would be used to underwrite construction loans.  The Company does not currently have any acquisition and development loans with interest reserves.

Reappraisals are routinely ordered when a loan is collateral dependent and showing signs of weakness. Specifically, the Company’s reappraisal policy states that collateral for single family construction loans will be reappraised if the home is complete and remains unsold for twelve months, or if the original loan has been outstanding for eighteen months. For development loans, if lot absorption varies from the original appraiser’s estimates by 25% or more, the collateral will be reappraised.

Real estate acquired in foreclosure
As of September 30, 2011 the Company held other real estate owned as a result of foreclosures totaling $14.3 million, representing 51 properties. Of the total recorded amount, $8.8 million relates to collateral formerly securing construction and land development loans, $4.3 million relates to properties formerly securing single family residential loans, and $1.2 million relates to collateral securing former nonfarm-nonresidential mortgage loans. If, at the time of foreclosure, the fair value is determined to be lower than the Company’s recorded investment, a charge-off is recorded at that time. If an appraisal is available, the appraisal will be used to estimate fair value. If an appraisal is not available or management determines that fair value of the collateral is further impaired below the appraised value and there is not an observable market price, the Company records the asset as determined by Level 3 inputs as defined by FASB ASC 820. If the property has been held for longer than one year, the Company’s policy is to arrange for an updated appraisal, unless the circumstances of the property indicate that an appraisal is not necessary. If a property is determined to be over-valued upon appraisal, the excess is charged to expense.

The Company has acquired a significant number of real estate properties in settlement of loans. A summary of the activity in real estate acquired in foreclosure follows:

	Nine months ended September 30,
	2011	2010

Beginning balance	$10,278,599	6,712,948
Additions from foreclosures and capitalized improvements	8,083,821	5,631,493
Write downs of value	(358,965)	(425,506)
Sales	(3,680,032)	(3,578,574)
Ending real estate acquired in foreclosure	$14,323,423	$8,340,361

Other assets
As of September 30, 2011, other assets included accrued interest receivable on loans and investment securities available for sale totaling approximately $525,000, prepaid expenses of approximately $598,000 and several miscellaneous items. Prepaid expenses include $431,000 of FDIC premiums for the remainder of 2011 and 2012 that were required to be prepaid to the FDIC in December 2009. See Note 5 to the unaudited consolidated financial statements above for additional information related to income taxes. The Company recorded a valuation allowance equal to 100% of its deferred tax asset as of September 30, 2011. The valuation allowance was recorded due to evidence that short term taxable income would not be sufficient to utilize the Company’s deferred tax assets. During the third quarter of 2011, the Federal Reserve’s Open Market Committee announced their intention to hold short term interest rates near zero though mid-2013. In addition, turmoil in world financial markets and the continuing slow pace of the United States and local economic recovery create uncertainty which affect loan growth for community banks. These factors, which could impact the Company’s ability to significantly increase net interest income over the coming few years, resulted in the establishment of the valuation allowance. The Company had no net investment in deferred tax assets as of September 30, 2011.

Deposits
The following table shows the average balance amounts and the average rates we paid on deposits for the three months ended September 30, 2011 and 2010.

	Average Deposits
	Three months ended September 30, 2011		Three months ended September 30, 2010
	Amount	Rate	Amount	Rate

Noninterest bearing demand	$13,421,655	-%	$11,432,444	-%
Interest bearing transaction accounts	13,532,747	.40%	12,603,195	.45%
Savings and money market	50,938,255	.70%	50,524,150	1.42%
Time deposits	60,895,714	1.51%	74,324,647	1.97%
Total average deposits	$138,788,371		$148,884,436

Included in total deposits as of September 30, 2011 were $8.6  million of deposits considered to be brokered deposits based on regulatory definitions. These deposits come from a variety of sources, and are generally fully insured by the FDIC. The Company uses brokered deposits to fund various maturities that may not be attractive to customers in the local market area or to supplement local time deposits when interest rates offered locally are higher than interest rates on similar products in other markets. Pursuant to a formal agreement the Bank entered into with the Office of the Comptroller of the Currency (“OCC”) on May 12, 2010, the Bank is currently required to obtain a determination of no supervisory objection from the OCC prior to accepting or renewing brokered deposits.

Borrowings
The Bank’s outstanding borrowings are described in the following table. The amounts listed as broker repurchase agreements are collateralized borrowings from other institutions. Retail repurchase agreements with the Bank’s customers are not included in the table below.

Borrowings at or for the three months ended September 30, 2011

	Ending Balance	Period- End Rate	Maximum Month-end Balance	Average Balance	Weighted Average Rate Paid
Federal Home Loan Bank advances	$2,479,213	3.76%	$2,504,352	$2,497,545	3.08%
Broker repurchase agreements	$5,000,000	3.52%	$5,000,000	$5,000,000	3.53%

Of the $2.5 million of FHLB advances outstanding, $479,213 are principal reducing credits with final maturities in 2013 through 2015. The remaining $2.0 million is a convertible advance with a final maturity in 2018.

Of the $5.0 million of broker repurchase agreements outstanding, $2.0 million has a final maturity in January, 2013 and $3.0 million has a final maturity in January, 2015. Both are callable, quarterly, beginning on January 10, 2010 and January 15, 2012, respectively.

Liquidity

Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of liabilities. The Company manages both assets and liabilities to achieve appropriate levels of liquidity. Cash and short-term investments are the Company’s primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. The investment portfolio is the Company’s principal source of secondary asset liquidity. However, the availability of this source of funds is influenced by market conditions. Individual and commercial deposits and borrowings are the Company’s primary source of funding for credit activities. The Company has a line of credit with the FHLB of Atlanta. The FHLB line is based on the availability of eligible collateral, with a maximum borrowing capacity of 10% of Bank assets. The Bank currently has $2.5 million borrowed under the FHLB line. Approximately $14.1 million is available under the FHLB line, assuming adequate collateral is available for pledging. The Bank also has arrangements in place to borrow from the Federal Reserve Discount Window if necessary. The amount of collateral fluctuates with the borrowing base, which is based on a percentage of the outstanding balance of eligible loan collateral. Management believes that the Company’s liquidity sources are adequate to meet its operating needs.

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

At September 30, 2011, the Bank had issued commitments to extend credit of $11.1 million through various types of lending arrangements and overdraft protection arrangements. Of that amount, approximately $5.1 million was undisbursed amounts of closed-end loans, $1.1 million was related to unused overdraft protection, and approximately $4.9 million was related to lines of credit. The Bank also had standby letters of credit outstanding of approximately $954,000 at September 30, 2011. An immaterial amount of fees were collected related to these commitments and letters of credit during the three and nine-month periods ended September 30, 2011. Historically many of these commitments and letters of credit expire unused, and the total amount committed as of September 30, 2011 is not necessarily expected to be funded.

The Bank offers an automatic overdraft protection product to checking account customers. Each qualified account with the automatic overdraft protection feature can have up to $500 of paid overdrafts. Unused overdraft protection was $1.1 million as of September 30, 2011, the majority of which is not expected to be utilized. As of September 30, 2011, accounts in overdraft status totaled $14,768.

Capital Resources

The capital base for the Company decreased by $590,000 for the first nine months of 2011. This was due to the net loss caused by the valuation allowance established on our deferred tax asset, offset by stock based compensation activity, and increases in accumulated other comprehensive income. Stock based compensation activity includes the impact of accounting requirements on unexercised options. There were no options exercised during the quarter ended September 30, 2011, and no options expired. The Company’s ending equity to asset ratio was 10.68% as of September 30, 2011.

The following table details return on average assets (net income/loss divided by average total assets, annualized in 2011), return on average equity (net income/loss divided by average total equity, annualized in 2011), the ratio of average equity to average assets and the Dividend Payout Ratio (dividends paid divided by net income) as of and for the nine months ended September 30, 2011 and as of and for the year ended December 31, 2010. The annualized return on assets and return on equity for the first nine months of 2011 have declined compared to return on assets and return on equity for the year ended December 31, 2010 primarily due to the establishment of a valuation allowance against the Company’s deferred tax assets. The ratio of average equity to average assets has improved because average assets have declined more rapidly in the first nine months of 2011 than average equity has declined over the same time period. However, annualized results for the first nine months of 2011 will not be indicative of actual annual results for 2011 due to the significance of the valuation allowance placed on the deferred tax asset as of September 30, 2011.

	Nine- month period ended September 30, 2011	Year ended December 31, 2010
	(annualized)
Return on average assets	(.94%)	(.27%)
Return on average equity	(8.81%)	(2.72%)
Ratio of average equity to average assets	10.71%	9.93%
Dividend payout ratio	-%	-%

Capital Ratios
The FDIC has established guidelines for capital requirements for banks. As of September 30, 2011, the Bank is considered well capitalized based on the capital levels that are required to be maintained according to FDIC guidelines as shown in the following table.

Capital Ratios	Actual		Well Capitalized Requirement Under Prompt Corrective Action Provisions		Adequately Capitalized Requirement
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2011:	(Dollars in thousands)

Total capital to risk weighted assets	$18,368	14.7%	$12,470	10.0%	$9,976	8.0%
Tier 1 capital to risk weighted assets	$16,793	13.5%	$7,482	6.0%	$4,988	4.0%
Tier 1 capital to average assets	$16,793	10.0%	$8,368	5.0%	$6,695	4.0%

As of December 31, 2010:
Total capital to risk weighted assets	$19,307	13.8%	$14,043	10.0%	$11,234	8.0%
Tier 1 capital to risk weighted assets	$17,531	12.5%	$8,426	6.0%	$5,617	4.0%
Tier 1 capital to average assets	$17,531	9.8%	$8,985	5.0%	$7,188	4.0%

In addition to the FDIC requirements shown above, the Bank is currently required by the OCC to maintain individual minimum capital ratios. Those required ratios are: Total capital to risk weighted assets– 12.0%; Tier 1 capital to risk weighted assets – 11.0%; and Tier 1 capital to average assets– 9.0%. As of September 30, 2011 the Bank exceeded the additional capital requirements required by the OCC.

The Federal Reserve has also established guidelines for capital requirements for bank holding companies that are similar to the FDIC’s guidelines for banks. At September 30, 2011 the Company exceeded all of the minimum requirements of the Federal Reserve guidelines.

Regulatory Actions

The Company has entered into a memorandum of understanding with the Federal Reserve Bank of Richmond (“FRB”). The memorandum of understanding requires the Company to seek permission from the FRB before it takes certain actions such as payment of cash dividends, redemption of outstanding stock, etc. The Company believes it is in compliance with the memorandum of understanding with the FRB as of September 30, 2011.

On May 12, 2010, the Bank entered into a formal agreement with the OCC for the Bank to take various actions with respect to the operation of the Bank. The actions include: creation of a committee of the Bank's board of directors to monitor compliance with the agreement and make quarterly reports to the board of directors and the OCC; assessment and evaluation of management and members of the board; development, implementation and adherence to a written program to improve the Bank's loan portfolio management; protection of the Bank’s interest in its criticized assets; implementation of a program that identifies and manages concentrations of credit risk; extension of the Bank’s strategic plan; extension of the Bank’s capital program and profit plan; additional plans for ensuring that the level of liquidity at the Bank is sufficient to sustain the current operations and withstand any anticipated or extraordinary demand; and a requirement for obtaining a determination of no supervisory objection from the OCC before accepting brokered deposits. The substantive actions called for by the agreement should strengthen the Bank and make it more efficient in the long-term. The Bank believes it has taken appropriate actions at September 30, 2011 to comply with the requirements included in the formal agreement, many of which are described above.

One of the OCC’s concerns as of the date of the formal agreement was related to a concentration in commercial real estate (“CRE”) lending. Specifically, total reported loans for construction, land development, and other land loans represented 100% or more of the Bank’s total capital as of the examination date, and total CRE loans represented 300% or more of the Bank’s total capital. Since the Bank entered into the formal agreement with the OCC, the Bank’s management has been monitoring concentrations according to the same methodology as that used by the regulatory agencies. Concentrations of credit are being controlled through modified credit underwriting standards and the immediate suspension of origination of residential speculative construction loans and residential development loans. The Bank is located in a market where real estate is a major industry. We adopted more stringent underwriting standards through loan policy changes approved by the Board of Directors in early 2010 that have strengthened credit quality. Furthermore, CRE loans are being underwritten in a manner such that repayment of the loan is not dependent solely on the sale of subject real estate. A strong secondary source of repayment must exist and must be verified during the underwriting process to increase the probability that the loan will be repaid according to the terms of the note. Additionally, management is emphasizing owner-occupied CRE loans rather than non-owner occupied loans. A CRE concentration report provides management and the Board data to ensure we are properly controlling concentrations.

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

                   Cornerstone Bancorp
                      (Registrant)

By: s/J. Rodger Anthony	Date: November 3, 2011
J. Rodger Anthony
Chief Executive Officer

By: s/Jennifer M. Champagne	Date: November 3, 2011
Jennifer M. Champagne
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)