Form 10-K
period 2011-12-31
CORNERSTONE BANCORP/SC
filed 2012-03-28
CIK 1087455

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011	File Number 000-51950

CORNERSTONE BANCORP
(Exact name of registrant as specified in its Charter)

South Carolina	57-1077978
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   [  ]  No  [X]

The aggregate market value of the voting Common Stock held by non-affiliates computed by reference to the average of the most recent trade prices of the Common Stock reported on the OTC Bulletin Board as of June 30, 2011, the last day of the registrant’s most recently completed second fiscal quarter, was approximately $1,906,692. The issuer has no non-voting common equity outstanding.  For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates.

As of March 14, 2012, there were 2,210,769 shares of the registrant’s Common Stock, no par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of the Registrant’s 2011 Annual Report to Shareholders are incorporated by reference into Part II of this Form 10-K.
(2)	Portions of the Registrant’s 2012 Proxy Statement are incorporated by reference into Part III of this Form 10-K.

10-K CROSS REFERENCE INDEX

CAUTIONARY NOTICE WITH RESPECT TO FORWARD LOOKING STATEMENTS

Statements included in this report which are not historical in nature are intended to be, and are hereby identified as “forward looking statements” for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “estimate,” “project,” “intend,” “expect,” “believe,” “anticipate,” “plan,” “may,” “will,” “should,” “could,” “would,” “assume,” “indicate,” “contemplate,” “seek,” “target,” “potential,” and similar expressions identify forward-looking statements. The Company cautions readers that forward looking statements, including without limitation, those relating to the Company’s new offices, future business prospects, revenues, working capital, adequacy of the allowance for loan losses, liquidity, capital needs, interest costs, income, and the economy, are subject to certain risks and uncertainties that could cause actual results to differ from those indicated in the forward looking statements, due to several important factors identified in this report, among others, and other risks and factors identified from time to time in the Company’s other reports filed with the Securities and Exchange Commission.

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

As of December 31, 2011, the Bank employed 35  people.

Competition

South Carolina law permits statewide branching by banks and savings and loan associations.  Consequently, many financial institutions have branches located in several communities.  According to the FDIC Summary of Deposits at June 30, 2011, in addition to the Bank, 11 commercial banks and one savings institution operate branches in Pickens County. In addition to the Bank, 29 commercial banks and four savings institutions operate branches in Greenville County. In addition to the Bank, 20 commercial banks operate branches in Anderson County. The principal areas and methods of competition in the banking industry are the services offered, pricing of those services, the convenience and availability of the services, and the degree of expertise and personal manner with which those services are offered.

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

SERVICES OF THE BANK
Deposits

The Bank offers the full range of deposit services typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, retirement accounts (including Individual Retirement Accounts), and savings and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to the principal market area at rates competitive with those offered by other institutions in the area. All deposit accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the maximum amount permitted by law. The Bank solicits these accounts from individuals, businesses, associations and organizations, and government authorities.

Lending Activities

The Bank offers a range of lending services, including commercial loans, consumer loans, and real estate mortgage loans. To address the risks inherent in making loans, management maintains an allowance for loan losses based on, among other things, an evaluation of the Bank’s loan loss experience, management’s experience at other financial institutions in the market area, peer data, the amount of and trends in past due and nonperforming loans, current economic conditions and the values of loan collateral. Based upon such factors, management makes various assumptions and judgments about the ultimate collectibility of the loan portfolio and provides an allowance for loan losses based upon a percentage of the outstanding balances and specific loans. However, because there are certain risks that cannot be precisely quantified, management’s judgment of the allowance is necessarily approximate and imprecise. The adequacy and methodology of the allowance for loan losses is also subject to regulatory examination. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations-Loan Portfolio for additional information.

Real Estate Loans

One of the primary components of the Bank’s loan portfolio is loans secured by first or second mortgages on residential and commercial real estate. These loans generally consist of short to mid-term commercial real estate loans, construction and development loans and residential real estate loans (including home equity and second mortgage loans).  Interest rates may be fixed or adjustable and the Bank frequently charges an origination fee. The Bank seeks to manage credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio at origination, established by independent appraisals, does not exceed 80%. In addition, the Bank generally requires personal guarantees of the principal owners of the borrower. The loan-to-value ratio at origination for first and second mortgage loans generally does not exceed 80%, and for construction loans, generally does not exceed 75% of cost. The Bank employs a reappraisal policy to routinely monitor real estate collateral values on real estate loans where the repayment is dependent on sale of the collateral. In addition, in an effort to control interest rate risk, long term residential mortgages are not originated for the Bank’s portfolio.

The principal economic risk associated with all loans, including real estate loans, is the creditworthiness of the borrowers. The ability of a borrower to repay a real estate loan depends upon a number of economic factors, including employment levels and fluctuations in the value of real estate. In the case of a real estate construction loan, there is generally no income from the underlying property during the construction period, and the developer’s personal obligations under the loan are typically limited. In addition, construction loans also face the risks associated with inaccuracies in construction estimates, risk of over funding prior to completion of the related work, and other project-related risks. Speculative construction loans face the additional risk of over supply of homes in the market, and relatively few resources for accurately measuring inventory levels. (The Bank does not routinely originate construction and development loans with interest reserves, which are common in the industry, but elevate risk to the lender.) In the case of a real estate purchase loan that is not fully amortized, the borrower may be unable to repay the loan at the end of the loan term and thus may be forced to refinance the loan at a higher interest rate, or, in certain cases, the borrower may default as a result of the inability to refinance the loan. Each of these factors increases the risk of nonpayment by the borrower.

In 2007, the Company increased real estate construction loans approximately 60%. Some of the loans in this segment of the portfolio came under pressure when potential buyers faced a lack of available financing and unemployment levels increased significantly. As a result of the real estate crisis, which became evident in the Bank’s markets in 2009, the Bank tightened underwriting standards related to all of its loan segments. The Bank’s loan policy now contains specific minimum net worth requirements for borrowers, minimum debt coverage ratios, and for loans to construct single family residential properties, written contracts with the end purchaser that contain significant consequences to the purchaser for terminating the contract. The construction segment of the Bank’s business is managed in specific ways in order to minimize the risks normally associated with construction lending. Management requires lending personnel to visit job sites, maintain frequent contact with borrowers and arrange for third-party inspections of completed work prior to issuing additional construction loan draws. Speculative construction loans are not generally offered by the Bank unless extenuating circumstances exist.

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

The risks associated with commercial loans vary with many economic factors, including the economy in the Bank’s market areas. The well-established banks in the Bank’s market areas make proportionately more loans to medium- to large-sized businesses than the Bank makes. Many of the Bank’s commercial loans are made to small- to medium-sized businesses, which typically are not only smaller, but also have shorter operating histories and less sophisticated record keeping systems than larger entities. As a result, these smaller entities may be less able to withstand adverse competitive, economic and financial conditions than larger borrowers. In addition, because payments on loans secured by commercial property generally depend to a large degree on the results of operations and management of the properties, repayment of such loans may be subject, to a greater extent than other loans, to adverse conditions in the real estate market or the economy.

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

Other Services

The Bank participates in a network of automated teller machines that may be used by Bank customers throughout the United States and the world.  The Bank offers both VISA and MasterCard brands of credit and debit cards together with related lines of credit. The lines of credit may be used for overdraft protection as well as pre-authorized credit for personal purchases and expenses. Credit cards are underwritten and funded by a third party provider. The Bank also provides stored value cards, direct deposit of payroll and social security checks, and automatic drafts for various accounts, but does not currently provide international or trust banking services, other than foreign currency exchange through a correspondent bank. The Bank offers an Internet banking product accessible via the Bank’s custom website at www.cornerstonenatlbank.com.  The interactive banking product includes an electronic bill payment service that allows customers to make scheduled and/or recurring bill payments electronically. The Bank also offers remote check deposit services to commercial and small business customers. The Bank also offers merchant and other business related services to its commercial customers.

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

General

The Company and the Bank operate in a highly regulated environment, and their business activities are governed by statute, regulation, and administrative policies, and supervised by a number of federal regulatory agencies, including the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the OCC, and the FDIC.  The Company is also subject to limited regulation by the South Carolina State Board of Financial Institutions.  The following discussion summarizes some of the relevant aspects of the laws and regulations that affect the Company and the Bank.  It is important to note that these laws and regulations are intended primarily for the benefit and protection of the Bank’s depositors and the Deposit Insurance Fund, and not for the protection of the Company’s shareholders or creditors.   Proposals to change the laws and regulations that govern the banking industry are frequently raised in Congress, state legislatures, and various bank regulatory agencies, and such proposals have significantly increased in the wake of the recent financial crisis.

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

Regulation of the Company by the Federal Reserve

The Company is regulated by the Federal Reserve under the Bank Holding Company Act (the “BHCA”).  Under the BHCA, the Company’s activities and those of its subsidiaries are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries or engaging in any other activity which the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.  The Company may engage in a broader range of activities if it becomes a “financial holding company” pursuant to the Gramm-Leach-Bliley Act, which is described below under the caption “Gramm-Leach-Bliley Act.”  The BHCA prohibits the Company from acquiring direct or indirect control of more than 5% of the outstanding voting stock or substantially all of the assets of any bank or from merging or consolidating with another bank holding company without prior approval of the Federal Reserve. Additionally, the BHCA prohibits the Company from engaging in or from acquiring ownership or control of more than 5% of the outstanding voting stock of any company engaged in a non-banking business unless such business is determined by the Federal Reserve to be so closely related to banking as to be properly incident thereto.  The BHCA generally does not place territorial restrictions on the activities of such non-banking related activities.

Obligations of the Company to its Subsidiary Bank

A number of obligations and restrictions are imposed on bank holding companies and their depository institution subsidiaries by Federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the Deposit Insurance Fund in the event the depository institution is in danger of becoming insolvent or is insolvent.  For example, under the Federal Deposit Insurance Act, as amended (“FDIA”), and the policy of the Federal Reserve, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such requirement.  In addition, the “cross-guarantee” provisions of the FDIA, require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by the Deposit Insurance Fund of the FDIC as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default.  The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the Deposit Insurance Fund.  The FDIC’s claim for damages is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

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

Capital Adequacy Guidelines for Bank Holding Companies and National Banks

The various federal bank regulators, including the Federal Reserve and the OCC have adopted risk-based and leverage capital adequacy guidelines for assessing bank holding company and bank capital adequacy.  These standards define what qualifies as capital and establish minimum capital standards in relation to assets and off-balance sheet exposures, as adjusted for credit risks.  In addition, the OCC may establish individual minimum capital requirements for a national bank that are different from the general requirements, and the OCC has established such individual minimum capital requirements for the Bank.

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

The Bank exceeded all applicable capital requirements at December 31, 2011. The Company is also subject to capital requirements established by the Federal Reserve, which establish minimum ratios for capital adequacy as they apply to the Company. For 2011, the Company also met its capital ratios.  Additional information about regulatory capital requirements is set forth in Note 20 to the Company’s Financial Statements, which are included in the 2011 Annual Report to Shareholders filed as Exhibit 13 to this Form 10-K (the “2011 Annual Report”).

Payment of Dividends

The Company is a legal entity separate and distinct from its bank subsidiary. Most of the revenues of the Company are expected to result from dividends paid to the Company by the Bank. There are statutory and regulatory requirements applicable to the payment of dividends by the Bank to the Company as well as by the Company to its shareholders.  The ability of the Bank to pay dividends is currently limited by a Formal Agreement with the OCC, and, under a Memorandum of Understanding with the Federal Reserve, the Company is required to seek permission of the Federal Reserve prior to paying dividends.  See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Actions.”

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

FDIC Insurance Assessments

The FDIC maintains the Deposit Insurance Fund (“DIF”) by assessing depository institutions insurance premiums.  During the first quarter of 2009, the FDIC announced a special one-time emergency assessment.  The Bank paid $80,894 in September, 2009 for the one-time emergency assessment.  On November 12, 2009, the FDIC Board of Directors adopted a final rule requiring insured depository institutions to prepay their quarterly risk-based deposit insurance assessment for all of 2010, 2011 and 2012. On December 30, 2009, the Bank paid $934,150 related to the prepayment of these quarterly premiums for the years 2010, 2011 and 2012. For 2010 and the following two years, on a quarterly basis, the FDIC  continued, and will continue, to calculate the assessment amount with then current financial information, and will deduct the quarterly assessment amount from the prepaid balance. The Bank expenses the current portion as calculated by the FDIC.  The amount expensed for 2011 was approximately $283,000. The FDIC also voted to adopt a uniform three-basis point increase in assessment rates effective January 1, 2011.

In November 2010, the FDIC approved a regulation, which was effective April 1, 2011, that implements a provision in the Dodd-Frank Act that changes the assessment base from one based on domestic deposits (as it has been since 1935) to one based on assets.  The regulation changes the assessment base from adjusted domestic deposits to average consolidated total assets minus average tangible equity.  Since the new base would be much larger than the current base, the FDIC will lower assessment rates, which achieves the FDIC’s goal of not significantly altering the total amount of revenue collected from the industry.  In December 2010, the FDIC voted to increase the required amount of reserves for the designated reserve ratio to 2.0%.  The ratio is higher than the 1.35% set by the Dodd-Frank Act in July 2010 and is an integral part of the FDIC’s comprehensive, long-range management plan for the DIF.

On December 29, 2010 the Dodd-Frank Act was amended to include full FDIC insurance on Interest on Lawyers Trust Accounts (“IOLTAs”).  IOLTAs will receive unlimited insurance coverage as non-interest bearing transaction accounts for two years ending December 31, 2012.

Regulation of the Bank

The Bank is subject to the National Bank Act and the regulations of the OCC, as well as to supervision by the OCC, the Consumer Financial Protection Bureau, and, to a limited extent, the FDIC.  The Bank is also subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, consumer credit laws and laws relating to branch banking.  The Bank’s loan operations are subject to certain federal consumer credit laws and regulations promulgated thereunder, including, but not limited to: the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers; the Home Mortgage Disclosure Act, requiring financial institutions to provide certain information concerning their mortgage lending; the Equal Credit Opportunity Act and the Fair Housing Act, prohibiting discrimination on the basis of certain prohibited factors in extending credit; the Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies; the Bank Secrecy Act, dealing with, among other things, the reporting of certain currency transactions; the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and the USA Patriot Act, dealing with, among other things, requiring the establishment of anti-money laundering programs including standards for verifying customer information at account opening.  The deposit operations of the Bank are subject to the Truth in Savings Act, requiring certain disclosures about rates paid on savings accounts; the Expedited Funds Availability Act, which deals with disclosure of the availability of funds deposited in accounts and the collection and return of checks by banks; the Right to Financial Privacy Act, which imposes a duty to maintain certain confidentiality of consumer financial records, and the Electronic Funds Transfer Act and regulations promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

A bank that is “undercapitalized” becomes subject to provisions of the FDIA: restricting payment of capital distributions and management fees; requiring the FDIC to monitor the condition of the bank; requiring submission by the bank of a capital restoration plan; restricting the growth of  the bank’s assets and requiring prior approval of certain expansion proposals.  A bank that is “significantly undercapitalized” is also subject to restrictions on compensation paid to senior management of the bank.  A bank that is “critically undercapitalized” is further subject to restrictions on the activities of the bank and restrictions on payments of subordinated debt of the bank, as well as a requirement that the bank be placed in receivership within 90 days in most cases.  The purpose of these provisions is to require banks with less than adequate capital to act quickly to restore their capital and to have the FDIC move promptly to take over banks that are unwilling or unable to take such steps.

Brokered Deposits.  Under current FDIC regulations, “well capitalized” banks may accept brokered deposits without restriction, “adequately capitalized” banks may accept brokered deposits with a waiver from the FDIC (subject to certain restrictions on payment of rates), while “undercapitalized” banks may not accept brokered deposits.

Pursuant to a formal agreement with the OCC, the Bank may not accept brokered deposits without obtaining a prior determination of no supervisory objection from the OCC.

Interstate Banking

Under federal law, the Company and any other adequately capitalized bank holding company located in South Carolina can acquire a bank located in any other state, and a bank holding company located outside South Carolina can acquire any South Carolina-based bank, in either case subject to certain deposit percentage and other restrictions.  The Dodd-Frank Act discussed below expanded the law relating to authority of banks to branch across state lines.  Under the Dodd-Frank Act, the authority of a bank to establish and operate branches within a state continues to be subject to applicable state branching laws, but interstate branching is permitted to the same extent it would be permitted under state law if the branching bank’s home office were located in the state in which the branch will be located.

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

Although the Act and the regulations created new opportunities for the Company to offer expanded services to customers in the future, the Company has not determined what the nature of the expanded services might be or whether and when the Company might find it feasible to offer them.  The Act has increased competition from larger financial institutions that are currently more capable than the Company of taking advantage of the opportunity to provide a broader range of services.  However, the Company continues to believe that its commitment to providing high quality, personalized service to customers will permit it to remain competitive in its market area.

Governmental Response to the Financial Crisis that began in 2008

During the fourth quarter of 2008 and continuing throughout 2009 the FDIC, the Federal Reserve, the Department of the Treasury and Congress took a number of actions designed to alleviate or correct mounting problems in the financial services industry.  A number of these initiatives were directly applicable to community banks.

Congress enacted the Emergency Economic Stabilization Act of 2008 which, among other things, temporarily increased the maximum amount of FDIC deposit insurance from $100,000 to $250,000 (which increase was made permanent by the Dodd-Frank Act discussed below), and created a Troubled Assets Relief Program (“TARP”) administered by Treasury.  In October, 2008, Treasury announced a Capital Purchase Program (“CPP”) under TARP to increase the capital of healthy banks.  Under the CPP, Treasury would purchase preferred stock with warrants from qualified banks and bank holding companies in an amount up to 3% of the seller’s risk-weighed assets as of September 30, 2008.  Institutions wishing to participate in the CPP were required to file an application with their principal federal regulators.  The Company filed such an application and received preliminary approval to sell preferred stock to the Treasury, but ultimately elected not to participate in the CPP because of (i) the cost of the preferred stock, (ii) the open-ended administrative burdens associated with the preferred stock, including having to agree to allow Treasury to amend unilaterally the stock purchase agreement to comply with subsequent changes in applicable federal statutes, (iii) the fact that the Company and the Bank were already well capitalized under regulatory guidelines and expected to continue to be so, and (iv) management’s belief that other sources of capital were, and would continue to be, available should additional capital be needed.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which significantly changes the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act has had, and will continue to have, extensive effects on all financial institutions, and includes provisions that will affect how community banks, thrifts, and small bank and thrift holding companies will be regulated in the future.  The Dodd-Frank Act includes changes to the financial regulatory systems, enhanced bank capital requirements, creates the Financial Stability Oversight Council, provides for mortgage reform provisions regarding a customer’s ability to repay, changes the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, makes permanent the $250,000 limit for federal deposit insurance, provides for unlimited federal deposit insurance for noninterest-bearing transaction accounts until December 31, 2012, implements corporate governance requirements for public companies with regard to executive compensation including providing shareholders the right to vote on executive compensation, repeals the federal prohibitions on the payment of interest on demand deposits, and amends the Electronic Funds Transfer Act to give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions, among other measures.  The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which has been given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks.  Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting originator compensation, minimum repayment standards, and pre-payments.

The Dodd-Frank Act requires regulatory agencies to implement new regulations that establish the parameters of the new regulatory framework and provide a clearer understanding of the legislation’s effect on banks.  We continue to evaluate proposed and final regulations related to the Dodd-Frank Act as they are implemented in order to determine the impact each will have on current and future operations.  The majority of the resulting regulations affecting us have been implemented, and we have experienced a moderate loss of income associated with debit transactions and moderate increased compliance costs associated with other provisions of the Dodd-Frank Act.

Legislative Proposals

Additional governmental efforts to ameliorate the problems afflicting the banking industry have been adopted or proposed, or are being considered by Congress, the General Assembly of South Carolina, and various governmental entities.  For example, numerous bills are pending in Congress and the South Carolina Legislature to provide various forms of relief to homeowners from foreclosure of mortgages as a result of publicity surrounding economic problems resulting from subprime mortgage lending and the economic adjustments in national real estate markets. Broader problems in the financial sector of the economy, which became apparent in 2008, have led to numerous calls for, and legislative and regulatory proposals for, restructuring of the regulation of financial institutions.  The Company is presently unable to predict the impact of any such changes, although it appears that they are likely to increase operating expenses in the near term without creating completely offsetting benefits.

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

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, various branches and agencies of the U.S. government have put in place laws, regulations and programs to address capital and liquidity issues in the banking system.  There can be no assurance, however, as to the actual long-term impact that such laws, regulations and programs will have on the financial markets, including the extreme levels of volatility, liquidity and confidence issues, and limited credit availability experienced over the last several years.  The failure of such laws, regulations and programs to continue to help stabilize the financial markets and a continuation or worsening of current  financial market  conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

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

Our assets include substantial amounts of real estate acquired through foreclosure or in settlement of loans, which we may not be able to sell without incurring additional losses.

       We have acquired, and expect to continue to acquire, substantial amounts of real estate through foreclosure or settlement of loans in default. When we acquire such real estate, it is written down to its estimated fair market value less the estimated costs of selling.  If we cannot sell the property for that amount we will incur additional loss which, for one or more properties, could materially reduce our earnings.

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

Our profitability depends upon our net interest income, which is the difference between interest earned on our interest earning assets, such as loans and investment securities, and interest expense on interest bearing liabilities, such as deposits and borrowings.  Our net interest income is adversely affected when market interest rates change such that the interest we pay on deposits and borrowings increases faster than the interest earned on loans and investments, or, conversely, when the interest earned on loans and investments decreases faster than the interest we pay on deposits and borrowings.  Interest rates, and consequently our results of operations, are affected by general economic conditions (domestic and foreign) and fiscal and monetary policies.  Monetary and fiscal policies may materially affect the level and direction of interest rates. Increases in interest rates generally decrease the market values of interest earning investments and loans held and therefore may adversely affect our liquidity and earnings.  Increased interest rates also generally affect the volume of mortgage loan originations, the resale value of mortgage loans originated for resale, and the ability of borrowers to perform under existing loans of all types.   In 2007 and 2008, the Federal Reserve decreased interest rates significantly, and has held rates to historically low levels throughout 2009, 2010 and 2011.  When the Federal Reserve begins to increase interest rates back to equilibrium rates, rapid increases in rates could expose the Bank to interest rate risk. Management plans for possible changes in interest rates and takes steps to capitalize on changes in rates to increase net interest income. However, the difficulty in predicting the timing and magnitude of changes in interest rates creates the risk that our plans are not properly suited to the actual changes in rates that occur.

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

The laws and regulations applicable to the banking industry could change at any time.  Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, such regulation may not put us at a competitive disadvantage with respect to other similarly situated banks and holding companies, but our cost of compliance could adversely affect our ability to operate profitably.

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

Item 4.    Mine Safety Disclosures.

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The information set forth in the 2011 Annual Report to Shareholders (the “2011 Annual Report”) under the caption “Market for Common Equity and Related Stockholder Matters,” which is included in Exhibit 13 to this Annual Report on Form 10-K, is incorporated herein by reference.

The information required by Item 201(d) of Regulation S-K is set forth in Item 12 hereof.

The Company has not in the past year sold any securities that were not registered under the Securities Act of 1933.

Neither the Company nor any “affiliated purchaser” (as defined in 17 C.F.R. 240.10b-18(a)(3)) purchased any shares or units of any class of the Company’s equity securities that is registered pursuant to Section 12 of the Exchange Act during the fourth quarter of 2011.

Item 6.    Selected Financial Data.

Not applicable.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth in the 2011 Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included in Exhibit 13 to this Annual Report on Form 10-K, is incorporated herein by reference.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.    Financial Statements and Supplementary Data.

The Consolidated Financial Statements and notes thereto and Report of Independent Registered Public Accounting Firm set forth in the 2011 Annual Report, which are included in Exhibit 13 to this Annual Report on Form 10-K, are incorporated herein by reference.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The report set forth under the caption “Management’s Annual Report on Internal Control Over Financial Reporting” set forth in the 2011 Annual Report is incorporated herein by reference to Exhibit 13 hereto.

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

Item 9B.  Other Information

No information was required to be disclosed in a report on Form 8-K during the fourth quarter of 2011 that was not disclosed.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information set forth under the captions “Management of the Company” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2012 (the “2012 Proxy Statement”) is incorporated herein by reference.

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

Audit Committee

The Company has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934.  The Audit Committee is responsible for seeing that audits of the Company are conducted annually.  An independent registered public accounting firm is employed for that purpose by the Board of Directors upon recommendation of the Audit Committee. Reports on these audits are reviewed by the Committee upon receipt and a report thereon is made to the Board at its next meeting. The Audit Committee is comprised of Messrs. Gaston, Hooper, Hendricks and Wike, each of whom is independent as defined in the Nasdaq Stock Market Marketplace Rules.  Mr. Spearman, who served on the Audit Committee until his death in March 2012, was also independent under the NASDAQ Rules.   The Audit Committee operates pursuant to a written charter.

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

Item 11.   Executive Compensation.

The information set forth under the captions “Management Compensation” and “Compensation of Directors” in the 2012 Proxy Statement is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2012 Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2011 about all of the Company’s compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	102,169	$10.00	63,785

Equity compensation plans not approved by security holders	-	-	-

Total	102,169		63,785

The equity securities shown in the table under “Equity compensation plans approved by security holders” are stock options granted to employees and directors pursuant to the 2003 Stock Option Plan. Further information about these options is set forth in the 2012 Proxy Statement under the caption “Management Compensation – 2003 Stock Option Plan,” and in Note 18 to the Financial Statements included in Exhibit 13 to this Annual Report on Form 10-K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information set forth under the captions “Certain Relationships and Related Transactions,” and “Governance Matters – Director Independence” in the 2012 Proxy Statement is incorporated herein by reference.  Each current member of the Audit Committee (and each person who served as a member of the Audit Committee during 2011) and the Human Resources (compensation) Committee is independent as defined by the Nasdaq Stock Market Marketplace Rules.  The entire Board of Directors serves as a nominating committee, and not all members of the Board are independent as defined by such rules.

Item 14.  Principal Accountant Fees and Services

The information set forth under the caption “Registered Public Accounting Firm” in the 2012 Proxy Statement is incorporated herein by reference.

Item 15.                      Exhibits

(a)           Exhibits, Financial Statement Schedules.

Financial Statements

The following financial statements are filed with this report:

-	Report of Independent Registered Public Accounting Firm.
-	Consolidated Balance Sheets as of December 31, 2011 and 2010.
-	Consolidated Statements of Income (Loss) for the years ended December 31, 2011, 2010 and 2009.
-	Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2011, 2010 and 2009.
-	Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009.
-	Notes to Consolidated Financial Statements.

Exhibit No.	Description
3.1	Articles of Incorporation of Registrant (incorporated by reference to Report on Form 8-K filed July 19, 2010)
3.2	Bylaws of Registrant (incorporated by reference to Report on Form 8-K filed September 15, 2010)
10.1	Cornerstone Bancorp 2003 Stock Option Plan (incorporated by reference to Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003)
10.2	Amended Change of Control Agreement between the Company and J. Roger Anthony (incorporated by reference to Report on Form 8-K filed December 6, 2007)
10.3	Form of Amended Change of Control Agreement between the Company and each of Jennifer M. Champagne and Susan S. Jolly (incorporated by reference to Report on Form 8-K filed December 6, 2007)
10.4
Form of Amendment to Endorsement Method Split Dollar Plan, dated as of December 5, 2007, between the Company’s wholly-owned subsidiary, Cornerstone National Bank, and each of J. Rodger Anthony, Jennifer M. Champagne and Susan S. Jolly (incorporated by reference to Report on Form 8-K filed December 6, 2007)

10.5
Agreement between Cornerstone National Bank and The Comptroller of the Currency, dated as of May 12, 2010 (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2010)

13	Portions of 2011 Annual Report to Shareholders incorporated by reference into this Form 10-K
21	Subsidiaries of Registrant
31-1	Rule 13a-14(a) Certifications
31-2	Rule 13a-14(a) Certifications
32	Section 1350 Certifications
101	Interactive Data File

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cornerstone Bancorp

March 28, 2012	By:	s/J. Rodger Anthony
J. Rodger Anthony
President and Chief Executive Officer

	By:	s/Jennifer M. Champagne
Jennifer M. Champagne
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934 this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
s/J. Rodger Anthony
J. Rodger Anthony	President, Chief Executive Officer, Director	March 28, 2012
s/Jennifer M. Champagne
Jennifer M. Champagne	Chief Financial Officer , Director	March 28, 2012
s/Janice E. Childress
Janice E. Childress	Director	March 19, 2012
s/J. Bruce Gaston
J. Bruce Gaston	Director	March 28, 2012
s/S. Ervin Hendricks, Jr.
S. Ervin Hendricks, Jr.	Director	March 28, 2012
s/Joe E. Hooper
Joe E. Hooper	Director	March 28, 2012
s/Susan S. Jolly
Susan S. Jolly	Director	March 28, 2012
s/John M. Warren, Jr., M.D.
John M. Warren, Jr., M.D.	Director	March 20, 2012
________________________
George I. Wike, Jr.	Director	March __, 2012

Exhibit Index

Exhibit No.	Description

3.1	Articles of Incorporation of Registrant (incorporated by reference to Report on Form 8-K filed July 19, 2010)
3.2	Bylaws of Registrant (incorporated by reference to Report on Form 8-K filed September 15, 2010)
10.1	Cornerstone Bancorp 2003 Stock Option Plan (incorporated by reference to Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003)
10.2	Amended Change of Control Agreement between the Company and J. Roger Anthony (incorporated by reference to Report on Form 8-K filed December 6, 2007)
10.3	Form of Amended Change of Control Agreement between the Company and each of Jennifer M. Champagne and Susan S. Jolly (incorporated by reference to Report on Form 8-K filed December 6, 2007)
10.4
Form of Amendment to Endorsement Method Split Dollar Plan, dated as of December 5, 2007, between the Company’s wholly-owned subsidiary, Cornerstone National Bank, and each of J. Rodger Anthony, Jennifer M. Champagne and Susan S. Jolly (incorporated by reference to Report on Form 8-K filed December 6, 2007)

10.5
Agreement between Cornerstone National Bank and The Comptroller of the Currency, dated as of May 12, 2010 (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2010)

13	Portions of 2011 Annual Report to Shareholders incorporated by reference into this Form 10-K
21	Subsidiaries of Registrant
31-1	Rule 13a-14(a) Certifications
31-2	Rule 13a-14(a) Certifications
32	Section 1350 Certifications
101	Interactive Data File